Form 10QSB
period 2003-02-28
BARNABUS ENTERPRISES LTD
filed 2003-10-31
CIK 1176193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

☒     Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended February 28, 2003

❑    Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________________ to ________________

Commission file number: 000-50450

BARNABUS ENTERPRISES LTD.
(Exact name of small business issuer as specified in its charter)

Nevada (State of Incorporation)	98-0370750 (I.R.S. Employer Identification No.)
2006 - 1500 Hornby Street, Vancouver, BC V6Z 2R1 Telephone No.: (604) 889-8888 (Address and telephone number of Registrant's principal executive offices and principal place of business)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ❑

As of October 9, 2003, the Company had 3,257,000 outstanding shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BARNABUS ENTERPRISES LTD.
(A Pre-exploration Stage Company)

BALANCE SHEET - FEBRUARY 28, 2003
(IN U.S. DOLLARS)
(UNAUDITED)
February 28, 2003 $	May 31, 2002 $

ASSETS
CURRENT ASSETS
Cash	100	784
OTHER ASSETS
Deferred offering costs (Note 3)	7,306	7,306
	7,406	8,090

LIABILITIES
CURRENT LIABILITIES
Accounts payable	28,683	28,228
Related party payable (Note 4)	1,380	1,314
	30,063	29,542

SHAREHOLDERS' DEFICIENCY
SHARE CAPITAL (Note 5)	500	500
ADDITIONAL PAID-IN CAPITAL (Note 5)	3,000	3,000
DEFICIT ACCUMULATED DURING THE PRE-EXPLORATION STAGE	(26,157)	(24,952)
	(22,657)	(21,452)
	7,406	8,090

APPROVED BY THE DIRECTORS

/s/ Kerry Nagy Director

/s/ Victoria Chen Director

- See Accompanying Notes -

BARNABUS ENTERPRISES LTD.
(A Pre-exploration Stage Company)

STATEMENT OF OPERATIONS AND DEFICIT
FOR THE PERIOD FROM APRIL 11, 2002 (INCEPTION)
TO FEBRUARY 28, 2003
(IN U.S. DOLLARS)
(UNAUDITED)
Period from June 1, 2002 to February 28, 2003 $	Cumulative during Pre-exploration Stage $	From Inception On April 11, 2002 To May 31, 2002 $
REVENUE	-	-	-

EXPENSES
Bank charges and interest	67	67	-
Legal and accounting	1,000	22,452	21,452
Mineral claim (Note 6)	-	-	3,500
Others	29	29	-
Foreign exchange	109	109	-

NET LOSS	(1,205)	(26,157)	(24,952)

NET LOSS PER COMMON SHARE	(0.0024)		(0.0499)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	500,000		500,000

- See Accompanying Notes -

BARNABUS ENTERPRISES LTD.
(A Pre-exploration Stage Company)

STATEMENT OF SHAREHOLDERS EQUITY (DEFICIENCY)

FOR THE PERIOD FROM APRIL 11, 2002 (INCEPTION)
TO FEBRUARY 28, 2003
(IN U.S. DOLLARS)
(UNAUDITED)
Common Stock
Number of Shares	Amount $	Additional Paid In Capital $	Deficit Accumulated during the Exploration Stage $	Total Stock-holders Equity (Deficit) $
Issuance of common stock at $0.007 per share	500,000	500	3,000	-	3,500

Net loss for the period	-	-	-	(26,157)	(26,157)

Balance, end of period	500,000	500	3,000	(26,157)	(22,657)

- See Accompanying Notes -

BARNABUS ENTERPRISES LTD.
(A Pre-exploration Stage Company)
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM APRIL 11, 2002 (INCEPTION)
TO FEBRUARY 28, 2003
(IN U.S. DOLLARS)
(UNAUDITED)
	Period from June 1, 2002 to February 28, 2003 $	Cumulative During Pre-exploration Stage $	From Inception on April 11, 2002 to May 31, 2002 $
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(1,205)	(26,157)	(24,952)
Adjustments to reconcile net loss to net cash used by operating activities:
Accounts payable	455	28,683	28,228
Net cash provided by operating activities	(750)	2,526	3,276
CASH FLOWS FROM INVESTING ACTIVITIES
Deferred issue costs	-	(7,306)	(7,306)
Net cash used in investing activities	-	(7,306)	(7,306)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties	66	1,380	1,314
Issue of share capital	-	3,500	3,500
Net cash provided by financing activities	66	4,880	4,814
INCREASE (DECREASE) IN CASH	(684)	100	784

CASH, beginning of period	784	-	-

CASH, end of period	100	100	784

- See Accompanying Notes -

BARNABUS ENTERPRISES LTD.
(A Pre-exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD FROM APRIL 11, 2002 (INCEPTION)
TO FEBRUARY 28, 2003
(IN U.S. DOLLARS)
(UNAUDITED)
1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Barnabus Enterprises Ltd. (the "Company") filed for incorporation on April 11, 2002 under the laws of the state of Nevada primarily for the purpose of acquiring, exploring and developing mineral properties. The Company's fiscal year end is May 31st.

The Company is in the pre-exploration stage, as it has not realized any revenues from its planned operations. The Company is actively seeking additional capital and management to explore for metals, including gold and other valuable minerals, on the recently acquired property, the Mount Claim, in British Columbia, Canada. However, there are inherent uncertainties in mineral exploration and management cannot provide assurances that it will be successful in this endeavour. The Company has not yet determined whether the property contains reserves that are economically recoverable. The recoverability of amounts from the property will be dependent upon the discovery of economically recoverable reserve, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon the future profitable production or proceeds for the sale thereof.
2. SIGNIFICANT ACCOUNTING POLICIES

a) Pre-exploration stage company

The Company complies with Financial Accounting Standard Board Statement No. 7 and The Securities and Exchange Commission Exchange Act Guide 7 for its characterization of the Company as pre-exploration stage.

b) Pre-exploration stage activities

The Company has been in the pre-exploration stage since its formation on April 11, 2002 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mineral properties. Upon location of a commercial mineable reserve, the Company expects to actively prepare the site for extraction and enter into the development stage.

c) Going concern

The Company's financial statements have been presented on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company incurred a net loss of $26,157 for the period ended February 28, 2003 and had no sales. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

BARNABUS ENTERPRISES LTD.
(A Pre-exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD FROM APRIL 11, 2002 (INCEPTION)
TO FEBRUARY 28, 2003
(IN U.S. DOLLARS)
(UNAUDITED)
2. SIGNIFICANT ACCOUNTING POLICIES - CONT'D

d) Accounting method

The Company's financial statements are prepared using the accrual method of accounting.

e) Basic and diluted loss per share

Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted loss per share were the same, as there were no common stock equivalents outstanding.

f) Cash and cash equivalents

For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

g) Provision for taxes

At February 28, 2003, the Company had a net operating loss of approximately $26,157. No provision for an income tax benefit relating to this loss has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

h) Use of estimates

The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

i) Impaired asset policy

In March 1995, the Financial Accounting Standards Board issued a statement titled "Accounting for Impairment of Long-Live Assets." In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets undiscounted to their respective carrying amounts. The Company does not believe any adjustments are needed to the carrying value of its assets at February 28, 2003.

j) Exploration costs

In accordance with generally accepted accounting principles, the Company will expense exploration costs as incurred.

BARNABUS ENTERPRISES LTD.
(A Pre-exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD FROM APRIL 11, 2002 (INCEPTION)
TO FEBRUARY 28, 2003
(IN U.S. DOLLARS)
(UNAUDITED)
2. SIGNIFICANT ACCOUNTING POLICIES - CONT'D

k) Foreign currency translation

The Company has adopted Financial Accounting Standard No.52. There were no foreign currency translation adjustments required at February 28, 2003. The Company will record future foreign currency translation results as a separate component of stockholders equity.

l) Derivative instruments

In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

At February 28, 2003, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.
3. COMMITMENTS AND CONTINGENCIES

The Company is engaged in the exploration and development of mineral properties. At present there are no feasibility studies establishing proven and probable reserves.

Although the minerals exploration and mining industries are inherently speculative and subject to complex environmental regulations, the Company is unaware of any pending litigation or of any specific past or prospective matters which could impair the value of its mining claims.

The Company plans to file an SB-2 registration statement in connection with an initial public offering of up to 7,500,000 common shares at a price of $0.01 per share on a self-underwritten basis with no minimum amount of shares that must be sold. This offering is subject to regulatory approval and will remain open for 90 days, or an additional 60 days at the sole discretion of the management.

The Company has signed a contract with a securities attorney to assist in this matter. Total fees to be paid for the offering, including legal, accounting and other costs, amount to $15,000. Of this amount, $7,306 has been recorded as deferred issue costs as at February 28, 2003. The remaining $7,694 will be due when the Company's registration statement is declared effective by the Securities and Exchange Commission.

BARNABUS ENTERPRISES LTD.
(A Pre-exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD FROM APRIL 11, 2002 (INCEPTION)
TO FEBRUARY 28, 2003
(IN U.S. DOLLARS)
(UNAUDITED)
4. RELATED PARTY

An officer of the Company has advanced monies to the Company for the payment of legal fees. This amount is unsecured, is non-interest bearing, and has no fixed terms for repayment.
5. COMMON STOCK

a) Authorized: 75,000,000 with $0.001 par value

b) Issued: 500,000 shares for total cash consideration of $3,500 ($500 in share capital and $3,000 in additional paid-in-capital)

On April 11, 2002, 500,000 shares of common stock were issued to officers and directors only. There was no public offering of any securities. The above referenced shares were issued in payment for purchasing mineral claim in Liard Mining Division of British Columbia, Canada in the amount of $3,500 (Note 6). These shares were issued pursuant to exemption from registration contained in Section 4(2) of the Securities Act of 1933.

6. MINERAL CLAIM

Pursuant to a purchase agreement dated April 11, 2002, the Company acquired an undivided 100% interest of one mineral claim in the Liard Mining Division in the Toodoggone area of North-Central British Columbia, Canada, for a cash payment of $3,500.

Under the agreement, if the Company fails to expend $100,000 on the property prior to December 31, 2005, the Company will be required to transfer the property back to the previous owner unless the Company exercises its right to extend the agreement to a maximum of two additional years to December 31, 2007 by paying US$2,000 per year from December 31, 2003 to December 31, 2006. All extension payments may be deducted against the net smelter return royalty.

The claim is subject to a 3% net smelter return royalty.

The Company has a right to purchase up to an aggregate of sixty percent (60%) of such royalty interest at a price of $1,000,000 for each thirty percent (30%) interest.

As there are no known mineral reserves on the property and in view of the uncertainty with respect to recovery of costs incurred to acquire the claim this amount was written off during the period ended May 31, 2002.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Forward Looking Statements

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "hope", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports the Company files with the SEC. These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

Business Overview

We are a start-up, pre-exploration company and have not yet started our business operations or generated or realized any revenues from our business operations.

We acquired a 100% undivided mineral interest in the Mount mineral claim, located in Toodoggone area, Liard Mining Division of British Columbia in April 2002. There is no assurance that a mineral deposit exists on the mineral claim until appropriate geological exploration is done and a final comprehensive evaluation is concluded. There are no mineral reserves on the mineral claim and our proposed exploration program is entirely exploratory in nature.

Plan of Operations

Our business plan is to carry out exploration work on the Mount Claim and to ascertain the quantities of copper, zinc, silver, gold and other valuable minerals. We will not be able to determine whether or not our mineral claims contain a mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on that work concludes economic viability.

The Company has no cash requirements until it commences Phase I exploration program. Phase I exploration program will cost approximately $32,500. We will not commence Phase I until we receive funding.

We will not be conducting research in connection with the exploration of the mineral claim. We are not going to buy or sell any plant or significant equipment. We do not expect a change in our number of employees.

Subsequent to February 28, 2003, and as of October 24, 2003, the Company raised $27,570 in its SB-2 offering and the offering has not been terminated.

Results of Operations For Period Ending February 28, 2003

We did not earn any revenues during the period ending February 28, 2003. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the pre-exploration stage of our business and we can provide no assurance that we will commence exploration of mineral resources on our properties, or if we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred operating expenses in the amount of $26,157 for the period from inception on April 11, 2002 to February 28, 2003. These operating expenses included payments of $3,500 in connection with our option to acquire the Mount mineral claim and professional fees in the amount of $22,452 in connection with our corporate organization and registration process with the SEC.

We incurred a loss in the amount of $26,157 for the period from inception of April 11, 2002 to February 28, 2003. Our loss was attributable to operating expenses, professional fees and administrative expenses.

Liquidity and Capital Resources

We had cash of $100 as of February 28, 2003. We anticipate that we will incur for the next 12 months:

- $32,500 in connection with the completion of Phase I of our recommended geological work program, if we decide to proceed with this phase;

- $30,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934;

- if results from Phase I are favourable, $195,000 in connection with the completion of Phase I of our recommended geological work program, if we decide to proceed with this phase.

The Company will only be able to operate after it receives capital funding. The Company hopes to raise sufficient funding from the sale of our common stock to fund Phase I of our exploration program, should we decide to proceed. Without necessary cash flow, the Company may be dormant during the next twelve months, or until such time as necessary funds are raised in the equity securities market.

Management has verbally committed, if necessary, to provide sufficient working capital to support and preserve the integrity of the corporate entity.

Item 3.  Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended February 28, 2003 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Potential investors should be aware that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II  -  OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities

None

Item 3. Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information.

None

Item 6.  Exhibits and Reports on Form 8-K

(A) Index to Exhibits
Exhibit No.	Description of Exhibit
3.1(1)	Articles of Incorporation
3.2(1)	Bylaws
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)   Incorporated by reference to same exhibit filed with the Company's Form SB-2 Registration Statement on August 1, 2002.

(B) Reports on Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARNABUS ENTERPRISES LTD.
Date: October 27, 2003	By: /s/ Victoria Chen Victoria Chen, President, Secretary and Director
Date: October 27, 2003	By: /s/ Kerry Nagy Kerry Nagy, Treasurer and Director