Form 10KSB
period 2003-05-31
BARNABUS ENTERPRISES LTD
filed 2003-10-31
CIK 1176193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☒     Annual report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended May 31, 2003

❑    Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________________ to ________________

Commission file number: 000-50450

BARNABUS ENTERPRISES LTD.
(Exact name of small business issuer as specified in its charter)

Nevada (State of Incorporation)	98-0370750 (I.R.S. Employer Identification No.)
2006 - 1500 Hornby Street, Vancouver, BC V6Z 2R1 Telephone No.: (604) 889-8888 (Address and telephone number of Registrant's principal executive offices and principal place of business)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ❑

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The Company's revenues during the year ended May 31, 2003 were $nil.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $25,845 based on the last sales price of the registrant's common stock on August 11, 2003.

The number of issued and outstanding shares of the registrant's common stock as of October 9, 2003 was 3,257,000.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (check one): Yes ❑ No ☒

Table of Contents

Part I Item 1 Item 2 Item 3 Item 4	Business Property Legal Proceedings Submission of Matters to a Vote of Security Holders
Part II Item 5 Item 6 Item 7 Item 8 Item 8A

Market for Common Equity and Related Stockholder Matters
Management's Discussion and Analysis or Plan of Operation
Financial Statements
Changes In and Disagreements with Accountants
Controls and Procedures

Part III Item 9 Item 10 Item 11 Item 12 Item 13 Item 14

Directors, Executive Officers, Promoters and Control Persons; Section 16(a) Beneficial Ownership Reporting Compliance
Executive Compensation
Security Ownership of Certain Beneficial Owners and Management
Certain Relationships And Related Transactions
Exhibits and Reports on Form 8-K
Principal Accountant and Services

PART I

Item 1. Business

General

Barnabus Enterprises Ltd. was incorporated under the laws of the state of Nevada on April 11, 2002, whose principal executive offices are located in Vancouver, British Columbia, Canada.

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

The exploration program known as preliminary reconnaissance proposed by Barnabus is designed to determine whether mineralization exists to the extent that further exploration is recommended to outline any such discovered mineralized zones. It is uncertain at this time the precise quantity of minerals in the property that would justify actual mining operations. If we decide to abandon our mineral claim at any stage of our exploration program, we intend to acquire other properties and conduct similar exploration programs. The other properties may be located in the same mining district or we may decide to seek properties in other locations in the Province of British Columbia. Although management presently intends to explore properties located in British Columbia, we may in the future explore properties located in other jurisdictions, which may include other provinces in Canada, or in the United States.

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

In May 2003, we raised $4,500 from the issuance of 450,000 shares of common stock as part of self-underwritten financing contained in our effective SB-2 filing. Subsequently, we raised another $23,075 from the issuance of 2,307,500 shares of common stock pursuant to our SB-2 filing. The offering is not terminated and none of the proceeds has been used in operations.

Interest in Mineral Claim

Lorne B. Warren staked the claims. The claims are due to expire on August 7, 2004 if not kept in good standing. We intend to keep the claims in good standing. In order to keep our mineral claim in good standing, we have to pay approximately $1,000 to the Mineral Titles Branch of the British Columbia government, or instead, complete and file assessment work equivalent to $1,000 for each year prior to August 7, 2004. Barnabus may allocate to future years any assessment work completed for greater than $1,000. Ms. Chen and Mr. Nagy are holding recorded title to the mineral interest in the mineral claim in their names as trustees, on behalf of Barnabus. The mineral claim is recorded in the names of Ms. Chen and Mr. Nagy to avoid paying additional fees, however, Ms. Chen and Mr. Nagy signed a Declaration of Trust confirming that Barnabus is the beneficial owner of the mineral interest in the mineral claim. We will be required to form a wholly-owned British Columbia corporation which contains a board of directors a majority of which will have to be British Columbia residents and pay a minimum of $500 and register other documentation to be able to file a Bill of Sale on the Company's behalf. We have decided that if exploration results warrant we will: (1) file as a foreign corporation; (2) appoint directors of the subsidiary corporation who are residents of British Columbia; (3) pay the additional fees; and (4) record the claim in our name. The decision to record or not record the mineral claim in our name is solely within our discretion.

Property Purchase Agreement

Pursuant to the Property Purchase Agreement dated April 11, 2002 and Amending Letter Agreement dated October 1, 2002, Barnabus acquired a 100% undivided mineral interest in the Mount Claim from Lorne B. Warren for cash consideration of $3,500. Mr. Warren retained a 3% Net Smelter Return Royalty on the mineral claim, but Barnabus has a right to repurchase a portion of such royalty interest at a price of $1,000,000 for each 30% interest to the royalty to an aggregate of 60%. Under the Property Purchase Agreement, if Barnabus does not expend a total of $100,000 on the Mount Claim prior to December 31, 2005, the mineral claim ownership will go back to Lorne Warren. Barnabus may also extend the expiration date up to a maximum of 2 additional years by paying $2,000 per year commencing on December 31, 2003 and ending on December 31, 2006, for the right to extend the expiry date, and such total payments will be deducted from any royalty payments which may be required to be paid to Mr. Warren.

Summary Report

Our business activities to date have been restricted to obtaining a summary report on the Mount Claim from John M. Mirko dated April 30, 2002 and preparing this offering. Mr. Mirko is an experienced explorationist, prospector and businessman, however Mr. Mirko is not a geologist. Mr. Mirko is a self-employed explorationist and development consultant who has been involved in all aspects of exploration and exploitation of resource properties for 30 years. Since 1972, Mr. Mirko has conducted prospecting, geology, geophysics, geochemisty, property evaluation, project management and mine site supervision for large and small resource companies. Mr. Mirko does not have any conflict of interest with Barnabus in preparing the report nor does he have any interest in the Mount Claim or Barnabus. The report is based on the knowledge of Mr. Mirko and his work experience. Mr. Mirko's report details the geological and exploration history of the Mount Claim owned by Barnabus, including the land status, climate, geology and mineralization. Mr. Mirko believes that based upon previous exploration activity in the area and his personal knowledge of the property, sufficient evidence exists to warrant further exploration on the Mount Claim.

The Mount Claim is 100% owned by Barnabus and is located in the Liard Mining Division of British Columbia, comprising 741 acres. A recent sampling of a recessive weathering pyritic-rich feldspar porphyry unit gave anomalous gold values of 0.17 and 1.2 grams/tonne, respectively, which are positive results that warrant further exploration. To properly establish the sources of the coincident gold and copper soil geochemical anomalies, Mr. Mirko recommends further trenching and diamond drilling.

A two phase exploration and drilling program has been proposed. Phase I consists of trenching and blasting on the property and is estimated to cost $32,000. Phase II will be contingent on the success of Phase I and will consist of diamond drilling at a proposed cost of $195,000. Our exploration program known as preliminary reconnaissance is designed to efficiently explore and evaluate our mineral claim.

Canadian Mining Law

Work on the claim is governed by the laws of British Columbia. Title to mineral claims are issued and administered by the Mineral Titles Branch, Ministry of Energy and Mines, and title must comply with all provisions under the Mineral Tenure Act (British Columbia). A mineral claim acquires the right to the minerals which were available at the time of location and as defined in the Mineral Tenure Act (British Columbia). There are no surface rights included, but the title holder has the right to use the surface of the claim for mining proposes only. All work carried out on a claim that disturbs the surface by mechanical means requires a Notice of Work and must receive written approval from the District Inspector of Mines prior to commencement.

Location and Access

The Mount claim is located in north-central British Columbia at the northern-end of the Toodoggone area approximately 35 kilometres north of the past producing Lawyers Mine.

The Mount claim is located at 57 degrees, 47' north latitude and 127 degrees 35' west longitude, NTS map sheet No. 094E/13E, Liard Mining Division, British Columbia. The nearest road access is to the Lawyers/Energex mine area, and then by helicopter to the property, a distance of 35 kilometres. Alternative points of supply could be either from Iskut, a town on Highway 37 (120 km), or the Kutcho mining property airstrip (75 km) to the north. Floatplane access to numerous lakes in the area is also available up to 20 km away from the property.

Camps and airstrip sites are available on/or near the property. Exploration activities are best carried out during the summer season from June to mid-October and water is present year round in the main valley as creeks or ponds. We do not expect any unusual challenges in accessing the property via helicopter.

Claim Status

The Mount Claim consists of one mineral claim covering 300 hectares (741 acres), record no. 385784. Claim title is recorded with the Provincial Ministry of Energy, Mines and Petroleum Resources. The anniversary date for the Mount Claim is August 7, 2004. The recorded owners are Kerry Nagy (50%) and Victoria Chen (50%), both being directors of Barnabus. Chen and Nagy are holding the mineral interest to the mineral claim as trustees on behalf of Barnabus. The beneficial owner of the Mount Claim is Barnabus. Chen and Nagy signed a Declaration of Trust confirming that Barnabus is the beneficial owner of the mineral claim. If Barnabus does not fulfill the $100,000 expenditure requirements prior to December 31, 2005, Barnabus will instruct Chen and Nagy to transfer the mineral claim back to Lorne B. Warren, the original owner of the Mount Claim. Barnabus may also extend the expiration date up to a maximum of 2 additional years by paying $2,000 per year commencing on December 31, 2003 and ending on December 31, 2006, for the right to extend the expiry date, and such total payments will be deducted from any royalty payments which may be required to be paid to Mr. Warren.

Physical Features

The property covers a southerly facing slope and height of land of rugged mountainous terrain. Elevations range between 1,370 and 2,250 metres above sea level. Outcrop frequency is low, mainly restricted to peaks, cliffs and gullies. Talus with slopes of 35-37 degrees covers higher elevations, while lower elevations are covered by brush, grasses and sub alpine fir trees.

Proposed Exploration Program

There are no known mineral reserves on the Mount claim. Our proposed exploration program is entirely exploratory in nature.

Our plan of operations is to carry out exploration work on the Mount Claim to ascertain the quantities of copper, zinc, silver, gold and other valuable minerals. We will not be able to determine whether or not our mineral claims contain a mineral deposit until appropriate exploratory work is done. The Company will conduct preliminary reconnaissance, which includes but is not limited to sampling and trenching, to determine if the mineralization or geology exhibits potential for expansion of size of concentration in the opinion of the geologist or other qualified persons. At this stage of preliminary reconnaissance there is no specific quantifiable number of valuable minerals that will trigger more work. It is later on in the exploration and development program that quantifiable results will be obtainable.

Exploration must be conducted to determine the amount and configuration of minerals, if any, which exist on the property. Our exploration program is designed to efficiently explore and evaluate our claims.

We do not claim to have any resources whatsoever at this time on any of our claims. We intend to implement an exploration program and to proceed in two phases as described below.

The funds raised in our SB-2 offering currently in progress will be used to conduct a Phase I exploration program consisting of trenching and sampling. If our geologist confirms or recommends further work including diamond drilling, we will conduct a Phase II exploration program. We do not presently have the funds to conduct a Phase II program. If our geologist recommends drilling, we will raise additional funds in a future financing or enter into a joint venture relationship with a third party. We presently do not have a joint venture partner in mind and there are no assurances that we would find a suitable joint venture partner.

Phase I involves trenching on the claim which means digging and blasting into the ground up slope of the anomalies originally identified in the soil samples, down to the bedrock and taking representative samples for mineral content, including gold, silver and copper.

Phase I is estimated to cost approximately $32,500 and the total number of man working days required for Phase I completion is estimated to be 10 days. An additional 7 days is required to analyze the bedrock samples and record results. The total cost of Phase I is approximately $32,500. The total time required to complete Phase I will depend on the weather conditions. If we conduct Phase I during the summer, it will be a total of 10 man working days.

If results from Phase I are favourable, diamond drill hole sites will be spotted and we plan to retrieve drill core for analysis from any expected source rock to explain the anomalous soil sample results.

A Phase II work program is conditional upon results of Phase I and will provide for diamond drilling and support as recommended by the Company's consultant for which the Company has budgeted a proposed estimate of $195,000.

Geological and Technical Staff

We are unable to name the geologists and engineers who will be performing work for Barnabus because they have not been retained. At the right time, we will hire from the available pool of contract geologists depending on the time of the year and availability of experience. Presently, there are no agreements or understandings to hire such geologists or engineers.

Joint Venture Partner

If the results are positive from Phase I or Phase II, we plan to enter into a joint venture relationship with another company that has experience in the mineral exploration and development business. The joint venture partner may provide funding in terms of additional exploration expenditures, and operational experience if the mineral claim is determined to have any potential for proven mineral reserves. If we enter into a joint venture agreement with another partner, we may have to sell an interest in the claim and issue additional shares in return for exploration funds from the joint venture partner. If our mineral claim has merit, the joint venture partner will act as both a financier and operational partner.

Competitive Factors

The mineral industry is fragmented. We compete with other exploration companies looking for a variety of mineral resources. We are a very small exploration company compared to many of our competitors. Although we will be competing with other exploration companies, there is no competition for the exploration of minerals on our mineral claim. We intend to explore and find sufficient mineralization to a point in which major mining companies or mining financial groups would seriously consider pursuing the mineral claim as a valuable and significant acquisition.

Location Challenges

We do not expect any major challenges in accessing the property during the initial exploration stages.

Regulations

Our mineral exploration program will comply with the British Columbia Mineral Tenure Act. This act sets forth rules for:

*  locating claims
*  posting claims
*  working claims
*  reporting work performed

We also have to comply with the British Columbia Mineral Exploration Code which tells us how and where we can explore for minerals. We must comply with these laws to operate our business. Compliance with these rules and regulations will not adversely affect our operations.

In order to explore for minerals on our mineral claim we must submit the plan contained in this prospectus for review. We believe that the plan as contained in this prospectus will be accepted and an exploration permit will be issued to us or our agent. The exploration permit is the only permit or license we will need to explore for precious and base minerals on the mineral claim.

We will be required to obtain additional work permits from the British Columbia Ministry of Energy and Mines for any exploration work that results in a physical disturbance to the land. Accordingly, we will be required to obtain a work permit if we proceed with the second phase of our exploration program. There is a charge of approximately $1,500 in order to obtain a work permit under the Mining Act. The time to obtain a work period is approximately four weeks. We will incur the expense of our consultants to prepare the required submissions to the Ministry of Energy and Mines. We will be required by the Mining Act to undertake remediation work on any work that results in physical disturbance to the land. The cost of remediation work will vary according to the degree of physical disturbance. No remediation work is anticipated as a result of completion of Phase I of the exploration program.

We have budgeted for regulatory compliance costs in the proposed exploration program recommended by the summary report. As mentioned above, we will have to sustain the cost of reclamation and environmental remediation for all exploration and other work undertaken. The amount of reclamation and environmental remediation costs are not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended exploration program. Because there is presently no information on the size, tenor, or quality of any mineral resource at this time, it is impossible to assess the impact of any capital expenditures on earnings or our competitive position in the event a potential mineral deposit is discovered.

If we enter into substantial exploration, the cost of complying with permit and regulatory environment laws will be greater than in Phase I because the impact on the project area is greater. Permits and regulations will control all aspects of any program if the project continues to that stage because of the potential impact on the environment. We may be required to conduct an environmental review process under the British Columbia Environmental Assessment Act if we determine to proceed with a substantial project. An environmental review is not required under the Environmental Assessment Act to proceed with the recommended Phase I or Phase II exploration programs on our Mount Claim.

Environmental Factors

We will also have to sustain the cost of reclamation and environmental remediation for all work undertaken which causes sufficient surface disturbance to necessitate reclamation work. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to a natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused, i.e. refilling trenches after sampling or cleaning up fuel spills. Our Phase I and II programs do not require any reclamation or remediation other than minor clean up and removal of supplies because of minimal disturbance to the ground. The amount of these costs is not known at this time as we do not know the extent of the exploration program we will undertake, beyond completion of the recommended two phases described above. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on our earnings or competitive position in the event a potentially-economic deposit is discovered.

Employees

Initially, we intend to use the services of contractors and consultants for exploration work on our properties. Barnabus will consider hiring technical consultants with funds from this offering and additional offerings or if revenues from operations in the future permit. At present, our only employee is Ms. Chen. We believe keeping a low number of full-time employees will conserve cash and allow greater flexibility in the future.

Employees and Employment Agreements

At present, we have no employees, other than Ms. Chen, our President and director who has received no compensation for her services. Ms. Chen does not have an employment agreement with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to any employees.

Risk Factors

Please consider the following risk factors before deciding to invest in our common stock.

Risks Associated with Our Company:

1. Management lacks technical skills and may cause irreparable harm to operations of Barnabus.

Management lacks technical training and experience with exploring for starting, and operating a mine. With no direct training or experience in these areas, our management may not be fully aware of many of the specific requirements related to working within this industry. Their decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry. At all times where management lacks the skills, the Company intends to retain professional advice.

2. We are a recently organized business and you cannot evaluate the investment merits of our company because we have no operating history.

Our company is only recently organized with no operating history which makes it difficult to evaluate the investment merits of our company. Our company was recently organized on April 11, 2002 and is a start-up company. We have no operating history and we do not have any business prior to our organization. As of January 31, 2003, we incurred cash expenses of $26,153.

3. We may not be able to continue as a going concern if we do not obtain funds from the financing for Phase I.

Because of our lack of funds and short operating history incurring only expenses, our independent accountants' audit report states that there is substantial doubt about our ability to continue as a going concern. Our independent auditor pointed out that we incurred only losses since our inception raising substantial doubt about our ability to continue as a going concern. Therefore, our ability to continue as a going concern is highly dependent upon obtaining additional financing for our planned operations. We are dependent upon this offering to be able to implement our business plan and our lack of revenues and profits may make obtaining additional capital more difficult. We presently have no significant operating capital and we are totally dependent upon receipt of the proceeds of this offering and loans from the principals of Barnabus to provide the capital necessary to commence our proposed Phase I exploration plans.

4. Because there is no public trading market for our common stock, you may not be able to resell your shares.

There is currently no public trading market for our common stock. Therefore there is no central place, like a stock exchange or electronic trading system, to resell your shares. If you do want to resell your shares, you will have to locate a buyer and negotiate your own sale. Therefore, you may not be able to resell your shares.

5. Because our Officers and Directors do not have formal training specific to the technicalities of mineral exploration, there is a higher risk our business will fail.

Although Chen and Nagy possess Free Miner licenses and Ms. Chen has management experience with mineral exploration companies, they do not have formal training as a geologist. Accordingly, we will have to rely on the technical services of trained explorationists and geologists. If we are unable to contract for the services of such individuals, it will make it difficult and maybe impossible to pursue our business plan. There is thus a higher risk of business failure.

6. Because our Officers and Directors have other business interests, they may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.

Ms. Chen presently spends approximately 20% of her business time on business management services for our company and Mr. Nagy plans to spend 5% of his time on the affairs of Barnabus. While Chen and Nagy presently possess adequate time to attend to our interests, it is possible that future demands on them from their other obligations could increase with the result that they would no longer be able to devote sufficient time to the management of our business. In addition, Chen and Nagy may not possess sufficient time for our business if the demands of managing our business increased substantially beyond current levels. Competing demands on their business time may cause them to have differing interest in approving significant corporate transactions from those of other stockholders.

7. We have no known Mineral Resources and if we cannot find any Mineral Resources we may have to cease operations.

We have no measured mineral bodies. If we do not find a mineral body or bodies containing valuable minerals or metals or if we cannot conduct further exploration of any discovered minerals, either because we do not have money to do it or because it is not economically feasible to do it, we may have to cease operations and you will loose your investment.

8. Weather interruptions in the province of British Columbia may affect and delay our proposed exploration operations.

Our mineral claim is located in a remote northern area of the province. Our current proposed Phase I exploration work can only be performed approximately five to six months out of the year. There is no direct road access to our mineral claim. Our mineral claim can only be reached by helicopter. The nearest road access point is located 22 miles from the mineral claim. As a result, rain, snow and adverse weather conditions may only allow us to work on our mineral claim for certain periods of time each year.

9. We may lose our interest in our mineral claim if we do not make $100,000 in Exploration Expenditures.

Under the Property Purchase Agreement and Amending Letter Agreement, if we do not expend $100,000 on the Mount Claim prior to December 31, 2005, we will have to transfer the property back to Lorne Warren, the initial locator of the property. There are no assurances that we can perform exploration work on the property in the amount of $100,000 by such date. The company will lose its assets if we do not meet this target. Barnabus may also extend the expiration date up to a maximum of 2 additional years by paying $2,000 per year commencing on December 31, 2003 and ending on December 31, 2006, for the right to extend the expiry date, and such total payments will be deducted from any royalty payments which may be required to be paid to Mr. Warren.

Item 2.  Property

We own a 100% beneficial interest in the mineral rights of the Mount Claim and we may have to give the mineral rights back to Lorne B. Warren, the original locator of the mineral claim, if we do not expend $100,000 on the mineral claim by December 31, 2005. We do not own or lease any property other than our mineral rights in the Mount Claim. In the future, we may acquire other exploration properties and conduct similar exploration programs.

We currently do not pay any rent for our office space at 2006 - 1500 Hornby Street, Vancouver, British Columbia.

Item 3.  Legal Proceedings

None.

Item 4.  Submission of Matters to a Vote of Security Holders

On April 7, 2003, we held our Annual Meeting of shareholders, which was taken by way of written consent signed by all of our shareholders of record on April 7, 2003, at which time the shareholders unanimously approved the following:

1.   To elect a Board of Directors to hold office until the next annual meeting or until their successors are elected and qualified:
Victoria Chen Kerry K.W. Nagy	For 250,000 250,000	Withheld 0 0

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Barnabus is still a start-up, pre-exploration company that is still in the beginning stages of implementing its business plan. No market currently exists for the common stock. Upon completion of all or part of the offering of common shares contained in the registration statement currently underway, it is the intention of the Company to apply for a trading symbol and a listing to have its shares quoted on the NASD OTC Bulletin Board. There can be no assurance that any part of the offering will be subscribed to and if all or part of the offering is subscribed to, that the request of Barnabus to have the price of its stock quoted on the NASD OTC Bulletin Board will be granted. If Barnabus' listing request is not granted, a shareholder in all likelihood, therefore, will be unable to resell the securities referred to herein should he or she desire to do so.

We have approximately 73 shareholders as of October 9, 2003.

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

On April 11, 2002, Barnabus issued 500,000 shares of common stock to Victoria Chen and Kerry Nagy, our officers and directors, for cash at $0.007 per share, an aggregate of $3,500. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933. These shares bear a restrictive legend.

In May 2003, Barnabus issued 450,000 shares of common stock as part of self-underwritten financing contained in its effective SB-2 filing. Subsequent to May 31, 2003 and as of October 24, 2003, the Company raised another $23,070 from the issuance of 2,307,000 shares pursuant to its SB-2. Management plans on dispersing the amount towards deferred offering expenses and towards Phase I of our exploration program. However, it is too late in the calendar year to initiate Phase I program. As of October 27, 2003, $1,075 of the offering proceeds has been applied towards accounting fees and $2,450 has been applied towards filing fees related to the offering. Management continues to attempt to raise more money pursuant to its SB-2. The offering has not been terminated. There remains 4,743,000 shares available for sale under the SB-2 offering.

Rule 144 Shares

Of the shares issued and described above, 672,500 shares are available to be sold to the public in accordance with the volume and trading limitations of Rule 144. In general, under Rule 144, as currently in effect, a person who has beneficially owned shares of a company's common stock for at least one year is entitled to sell within any three month period a number of shares that does not exceed the greater of:

1.   1% of the number of shares of the company's common stock then outstanding which, in our case, will equal approximately 32,570 shares as of the date of this report; or

2.   the average weekly trading volume of the company's common stock during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale.

Sales under Rule 144 are also subject to manner of sale provisions and notice requirements and to the availability of current public information about the Company.

Under Rule 144(k), a person who is not one of the Company's affiliates at any time during the three months preceding a sale, and who has beneficially owned the shares proposed to be sold for at least two years, is entitled to sell shares without complying with the manner of sale, public information, volume limitation or notice provisions of Rule 144.

    Canadian Securities Law

Certain shareholders who acquired shares under our SB-2 offering and who are also residents of British Columbia may be relying on an exemption from prospectus and registration requirements of B.C. securities laws for the purchase of the Company's securities and may have to comply with B.C. Securities Commission's BC Instrument 72-502 "Trade In Securities of U.S. Registered Issuers" to resell their shares.

According to BC Instrument 72-502, a B.C. resident who acquired securities under a prospectus exemption in a company that is not a reporting issuer under the B.C. Securities Act may sell those securities without filing a prospectus under the Act, if the following conditions are met:

(1) The securities of the company are registered under section 12 of the U.S. Securities Exchange Act of 1934, as amended, or the company is required to file reports under section 15(d) of that Act.

(2) The seller's residential address or registered office is in British Columbia.

(3) A 12-month period has passed since the date the company issued the securities to the seller, or a control person sold the securities to the seller. This 12-month hold period does not apply to securities that a seller acquired under a director or employee stock option.

(4) If the seller is a control person of the company, then the seller has held the securities for at least 6 months.

(5) The number of securities the seller proposes to sell under this Order, plus the number of securities of the company of the same class that the seller has sold in the preceding 12-month period, does not exceed 5% of the company's outstanding securities of the same class.

(6) The seller sells the securities through a registered investment dealer.

(7) The registered investment dealer executes the trade through an exchange, or market, outside Canada.

(8) There has been no unusual effort made to prepare the market or create a demand for the securities.

(9) The seller has not paid any extraordinary commission or other consideration for the trade.

(10) If the seller is an insider of the company, the seller reasonably believes that the company is not in default of the securities legislation (including U.S. federal and state securities legislation) that governs the company.

Penny Stock Rule

Our shares will have to comply with the Penny Stock Reform Act of 1990 which may potentially decrease your ability to easily transfer our shares. Broker-dealer practices in connection with transactions in "penny stocks" are regulated. Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that has to comply with the penny stock rules. As our shares will likely have to comply with such penny stock rules, our shareholders will in all likelihood find it more difficult to sell their securities.

Item 6.  Management's Discussion and Analysis or Plan of Operation

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

Business Overview

We are a start-up, exploration stage company and have not yet generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that our auditors believe there is doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated. Accordingly, we must raise cash from sources other than the sale of minerals found, if any, on the mineral claim. Our only other source for cash at this time is investments by others in our company. We must raise cash to implement our project and stay in business.

To meet our need for cash we are attempting to raise money from a public offering. As of October 24, 2003, we have raised $27,570 from our self-underwritten SB-2 offering, and the offering has not been terminated. There is no assurance that we will be able to raise enough money through any offering to stay in business. What ever money we do raise, will be applied first to exploration and then to development, if development is warranted. If we do not raise all of the money we need, the principals of Barnabus intend to loan to the Company the shortfall in funds required to begin and complete Phase I of our exploration program. At the present time, we have not made any arrangements to raise additional money. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. We have no plan to engage in any alternative business if Barnabus ceases or suspends operations as a result of not having enough money to complete any phase of the exploration program.

We will be conducting research in connection with the exploration of our property. We are not going to buy or sell any plant or significant equipment. We do not expect a change in our number of employees.

Limited Operating History; Need for Additional Capital

There is no historical financial information about our company upon which to base an evaluation of our performance. We are an exploration stage company and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we conduct into the research and exploration of our properties before we start production of any minerals we may find. We are seeking equity financing to provide for the capital required to implement our research and exploration phases.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of Operations From Inception to May 31, 2003

We did not earn any revenues during the period from inception to May 31, 2003. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the pre-exploration stage of our business and we can provide no assurance that we will commence exploration of mineral resources on our properties, or if we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred operating expenses in the amount of $27,768 for the period from inception on April 11, 2002 to May 31, 2003. These operating expenses included payments of $3,723 in connection with our option to acquire the Mount mineral claim and professional fees in the amount of $23,952 in connection with our corporate organization and registration process with the SEC.

We incurred a loss in the amount of $27,768 for the period from inception of April 11, 2002 to May 31, 2003. Our loss was attributable to operating expenses, professional fees and administrative expenses.

Liquidity and Capital Resources

We had cash of $160 as of May 31, 2003. We anticipate that we will incur for the next 12 months:

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

Item 7.  Financial Statements

BARNABUS ENTERPRISES LTD.
(A Pre-exploration Stage Company)

FINANCIAL STATEMENTS

YEAR ENDED MAY 31, 2003

(IN U.S. DOLLARS)

AUDITORS' REPORT

To the Directors of
BARNABUS ENTERPRISES LTD.

We have audited the balance sheet of Barnabus Enterprises Ltd. as at May 31, 2003 and May 31, 2002 and the statements of operations and cash flows for the year then ended and for the period from April 11, 2002 (Inception) to May 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at May 31, 2003 and May 31, 2002 and the results of its operations and cash flows for the year then ended and for the period from April 11, 2002 (Inception) to May 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has been in the pre-exploration stage since its inception on April 11, 2002. Realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ DALE MATHESON CARR-HILTON

Vancouver, B.C.	DALE, MATHESON, CARR-HILTON
October 10, 2003	CHARTERED ACCOUNTANTS

BARNABUS ENTERPRISES LTD.
(A Pre-exploration Stage Company)

BALANCE SHEET - MAY 31, 2003
(IN U.S. DOLLARS)
2003 $	2002 $

ASSETS
CURRENT ASSETS
Cash	160	784
Subscription receivable (Note 5(b))	4,500	---
	4,660	784
OTHER ASSETS
Deferred offering costs (Note 3)	10,676	7,306
	15,336	8,090

LIABILITIES
CURRENT LIABILITIES
Accounts payable	33,235	28,228
Related party payable (Note 4)	1,869	1,314
	35,104	29,542

SHAREHOLDERS' DEFICIENCY
SHARE CAPITAL (Note 5)	950	500
ADDITIONAL PAID-IN CAPITAL (Note 6)	7,050	3,000
DEFICIT ACCUMULATED DURING THE PRE-EXPLORATION STAGE	(27,768)	(24,952)
	(19,768)	(21,452)
	15,336	8,090

SUBSEQUENT EVENTS (Note 8)

APPROVED BY THE DIRECTORS

/s/ "Victoria Chen"  Director

/s/ "Kerry Nagy"  Director

- See Accompanying Notes -

BARNABUS ENTERPRISES LTD.
(A Pre-exploration Stage Company)

STATEMENT OF OPERATIONS
YEAR ENDED MAY 31, 2003
(IN U.S. DOLLARS)
	Accumulated from April 11, 2002 (inception) to May 31, 2003 $	Twelve months ended May 31, 2003 $	From April 11, 2002 (inception) to May 31, 2002 $
REVENUES	---	---	---

EXPENSES
Interest and bank charges	93	93	---
Legal and accounting	23,952	2,500	21,452
Mineral claim (Note 7)	3,723	223	3,500
	27,768	2,816	24,952

NET LOSS	(27,768)	(2,816)	(24,952)

NET LOSS PER COMMON SHARE		(0.0056)	(0.0499)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING		500,000	500,000

- See Accompanying Notes -

BARNABUS ENTERPRISES LTD.
(A Pre-exploration Stage Company)

STATEMENT OF SHAREHOLDERS EQUITY (DEFICIENCY)
FOR THE YEAR ENDED MAY 31, 2003
(IN U.S. DOLLARS)
	Common Stock
	Number of Shares	Amount $	Additional Paid In Capital $	Deficit Accumulated during the Exploration Stage $	Total Stock-holders Equity (Deficit) $
Issuance of common stock at $0.007 per share	500,000	500	3,000	---	3,500

Net loss for the period	---	---	---	(24,952)	(24,952)

Balance, May 31, 2002	500,000	500	3,000	(24,952)	(21,452)

Net loss for the year	---	---	---	(2,816)	(2,816)

Balance, May 31, 2003	500,000	500	3,000	(27,768)	(24,268)

- See Accompanying Notes -

BARNABUS ENTERPRISES LTD.
(A Pre-exploration Stage Company)

STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED MAY 31, 2003
(IN U.S. DOLLARS)
	Twelve months ended May 31, 2003 $	From April 11, 2002 (inception) to May 31, 2002 $
Net loss	(2,816)	(24,952)
Adjustments to reconcile net loss to net cash used by operating activities:
Accounts payable	5,007	28,228
Net cash provided by operating activities	2,191	3,276

CASH FLOWS FROM INVESTING ACTIVITIES
Deferred issue costs	(3,370)	(7,306)
Net cash used in investing activities	(3,370)	(7,306)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties	555	1,314
Issue of share capital	---	3,500
Net cash provided by financing activities	555	4,814

INCREASE IN CASH	(624)	784

CASH, beginning of year	784	---

CASH, end of year	160	784

- See Accompanying Notes -

BARNABUS ENTERPRISES LTD.
(A Pre-exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR MAY 31, 2003
(IN U.S. DOLLARS)
1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Barnabus Enterprises Ltd. (the "Company") filed for incorporation on April 11, 2002 under the laws of the state of Nevada primarily for the purpose of acquiring, exploring and developing mineral properties. The Company's fiscal year end is May 31st.

The Company is in the pre-exploration stage, as it has not realized any revenues from its planned operations. The Company is actively seeking additional capital and management to explore for metals, including gold and other valuable minerals, on the recently acquired property, the Mount Claim, in British Columbia, Canada. However, there are inherent uncertainties in mining operations and management cannot provide assurances that it will be successful in this endeavour. The Company has not yet determined whether the property contains reserves that are economically recoverable. The recoverability of amounts from the property will be dependent upon the discovery of economically recoverable reserve, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon the future profitable production or proceeds for the sale thereof.
2. SIGNIFICANT ACCOUNTING POLICIES

a) Pre-exploration stage company

The Company complies with Financial Accounting Standard Board Statement No. 7 and The Securities and Exchange Commission Exchange Act Guide 7 for its characterization of the Company as pre-exploration stage.

b) Pre-exploration stage activities

The Company has been in the pre-exploration stage since its formation on April 11, 2002 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Upon location of a commercial mineable reserve, the Company expects to actively prepare the site for extraction and enter into the development stage.

c) Going concern

The Company's financial statements have been presented on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company incurred a net loss of $2,816 for the year ended May 31, 2003 ($24,952 - 2002) and had no sales. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

BARNABUS ENTERPRISES LTD.
(A Pre-exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED MAY 31, 2003
(IN U.S. DOLLARS)
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

g) Provision for taxes

At May 31, 2003, the Company had an accumulated net operating loss of approximately $27,768. No provision for an income tax benefit relating to this loss has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

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

i) Impaired asset policy

In March 1995, the Financial Accounting Standards Board issued a statement titled "Accounting for Impairment of Long-Live Assets." In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets undiscounted to their respective carrying amounts. The Company does not believe any adjustments are needed to the carrying value of its assets at May 31, 2003.

j) Exploration costs

In accordance with generally accepted accounting principles, the Company will expense exploration costs as incurred.

BARNABUS ENTERPRISES LTD.
(A Pre-exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED MAY 31, 2003
(IN U.S. DOLLARS)
2. SIGNIFICANT ACCOUNTING POLICIES - CONT'D

k) Foreign currency translation

The Company has adopted Financial Accounting Standard No.52. There were no foreign currency translation adjustments required at May 31, 2002. The Company will record future foreign currency translation results as a separate component of stockholders equity.

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

At May 31, 2003, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

m) Deferred offering costs

Deferred offering costs represent professional fees and other expenses related to filing registration statements with the Securities and Exchange Commission in anticipation of a planned share offering. These costs will be netted against proceeds of the offering when it completes.

n) Stock-based compensation

Effective January 1, 2003, the Company has adopted new guidelines issued by the Canadian Institute of Chartered Accountants (CICA Handbook Section 3870) for stock-based compensation and other stock-based payments.

Under the new guidelines, all stock based awards made to non-employees are measured and recognized using the fair value method. The standard also encourages the use of the fair value method for direct awards of stock, stock appreciation rights and awards that call for settlement in cash or other assets made to employees.

The Company has adopted the fair value method for all stock based compensation to employees and consultants.

BARNABUS ENTERPRISES LTD.
(A Pre-exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED MAY 31, 2003
(IN U.S. DOLLARS)
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

As at May 31, 2003 450,000 shares were issued (Note 5(b)).

The Company has signed a contract with a securities attorney to assist in this matter. Total fees to be paid for the offering, including legal, accounting and other costs, amount to $15,000. Of this amount, $10,676 has been recorded as deferred issue costs as at May 31, 2003. The remaining $4,824 will be due when the Company's registration statement is declared effective by the Securities and Exchange Commission.
4. RELATED PARTY

An officer of the Company has advanced monies to the Company for the payment of legal fees. This amount is unsecured, is non-interest bearing, and has no fixed terms for repayment.

BARNABUS ENTERPRISES LTD.
(A Pre-exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED MAY 31, 2003
(IN U.S. DOLLARS)
5. COMMON STOCK

Authorized: 75,000,000 with $0.001 par value

Issued:

	Number of Shares	$
Issued for cash on April 11, 2002 and balance, May 31, 2002 (a)	500,000	500

Issued on May 28, 2003 (b)	450,000	450

Balance, May 31, 2003	950,000	950

  500,000 shares of common stock were issued to officers and directors only for cash. There was no public offering of any securities. These shares were issued pursuant to exemption from registration contained in Section 4(2) of the Securities Act of 1933. Shares were issued for a total cash consideration of $3,500 ($500 in share capital and $3,000 in additional paid-in-capital).
  450,000 shares of common stock were issued as part of the initial public offering. Shares were issued for a total cash consideration of $4,500 ($450 in share capital and $4,050 in additional paid-in capital). The amount was not received until after the year end.
6. CONTRIBUTED SURPLUS

$
Excess of subscription consideration received over par value of shares issued (Note 5(a)) and balance - May 31, 2002	3,000

Excess of subscription consideration received over par value of shares issued (Note 5(b))	4,050

Balance - May 31, 2003	9,050

BARNABUS ENTERPRISES LTD.
(A Pre-exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED MAY 31, 2003
(IN U.S. DOLLARS)
7. MINERAL CLAIM
Mount Claim	$3,723

Pursuant to a purchase agreement dated April 11, 2002, the Company acquired an undivided 100% interest of one mineral claim in the Liard Mining Division in the Toodoggone area of North-Central British Columbia, Canada, for a cash payment of $3,723.

Under the agreement, if the Company fails to expend $100,000 on the property prior to December 31, 2003, the Company will be required to transfer the property back to the previous owner.

The claim is subject to a 3% net smelter return royalty. Net smelter return means the actual proceeds from sale of concentrates, metals or products from the property after deducting assay costs, smelting and refining charges, and related insurance levied by third parties.

The Company has a right to purchase up to an aggregate of sixty percent (60%) of such royalty interest at a price of $1,000,000 for each thirty percent (30%) interest. In addition, after December 31, 2005, the Company will have the right to extend the agreement for an additional 5 years by paying an annual renewal fee of $2,000.

As there are no know mineral reserves on the property and in view of the uncertainty with respect to recovery of costs incurred to acquire the claim this amount was written off during the period.

8. SUBSEQUENT EVENT

After the year-end, 2,307,000 common shares were issued and a total amount of $23,070 was received as part of the initial public offering.

Item 8.  Changes In and Disagreements with Accountants

None.

Item 8A.  Controls and Procedures

Under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) within 90 days of the filing date of this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation. Potential investors should be aware that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Section 16(a) Beneficial Ownership Reporting Compliance

Officers and Directors

The following table sets forth the directors and executive officers of our company, their ages, term served and all officers and positions with our company. A director is elected by stockholders and serves until his or her successor is duly elected by the stockholders and qualifies. Officers and other employees serve at the will of the Board of Directors.
Name of Director	Age	Term Served	Positions
Victoria Chen	35	since April 2002	President, Secretary and Director
Kerry Nagy	31	since April 2002	Treasurer & Director
Alan Brown	36	since May 2003	Vice President of Business Development

The following sets forth certain information concerning the past and present principal occupations of the Company's officers and directors.

Ms. Chen has been our President, Secretary and a Director since our company's inception on April 11, 2002. Prior to joining our company, Ms. Chen was a consultant with Pacific Paragon Group of Companies, a resource company, of Vancouver, British Columbia, from November 2001 to September 2002, and a consultant with Princeton Financial Group, a management company of public companies, of Vancouver, British Columbia from July 1998 to March 2001.

Mr. Nagy has been our Treasurer and a Director of the Company since April 11, 2002. Since July 1999 to present, Mr. Nagy has been employed as an Insurance Underwriter for St. Paul's Guarantee Insurance Company, of Vancouver, British Columbia. From February 1998 to July 1999, he was a Financial Services Officer and Loans Officer with Surrey Metro Savings Credit Union, New Westminster, British Columbia.

Mr. Brown has been our Vice President of Business Development since May 30, 2003. Since 1997, Mr. Brown has served as an accountant with New Island Capital Management, a consultant company in Vancouver, British Columbia. Mr. Brown also has management experience with other public companies.

Ms. Chen devotes approximately 20% (or 8 hours per week) of her business time to Barnabus, Mr. Nagy devotes approximately 5% (or 2 hours per week) of his business time to Barnabus, and Mr. Brown devotes approximately 10% of his business time to Barnabus.

Compliance with Section 16(a) of the Exchange Act

The Company's directors and executive officers made all required filings pursuant to Section 16(a) of the Securities Exchange Act of 1934.

Item 10.  Executive Compensation

The following table sets forth in summary form the compensation received by (i) the Principal Executive Officer of the Company and (ii) by each other executive officer of the Company who received in excess of $100,000 during the fiscal years ending May 31, 2002, and May 31, 2003. The Company was incorporated on April 11, 2002.
Name and Principal Position	Fiscal Year	Salary	Bonus	Other Annual Compen- sation	Restricted Stock Awards	Options Granted
Victoria Chen, President and Secretary (Principal Executive Officer)	2003 2002	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Option/SAR Grants

No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to any executive officer or any director since our inception, accordingly, no stock options have been exercised by any of the officers or directors in the fiscal year ended May 31, 2003.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to our financial performance, our stock price, or any other measure.

Compensation of Directors

The directors did not receive any compensation for serving as members of the Board of Directors. The Board has not implemented a plan to award options. There are no contractual arrangements with any member of the Board of Directors.

We do not expect to pay salaries to any of our officers until such time as we generate sufficient revenues to do so any compensation earned prior to this is expected to be waived. We do not intend to pay any additional compensation to our directors. As of the date hereof, we have not entered into employment contracts with any of our officers and we do not intend to enter into any employment contracts until such time as it profitable to do so.

Indemnification

Our Bylaws and sections 78.7502 and 78.751 of the Nevada Revised Statutes provide for indemnification of our officers and directors in certain situations where they might otherwise personally incur liability, judgments, penalties, fines and expenses in connection with a proceeding or lawsuit to which they might become parties because of their position with the Company. We have authorized the indemnification of our officer and director to the full extent available under the Nevada Revised Statutes.

To the extent that indemnification may be related to liability arising under the Securities Act, the Securities and Exchange Commission takes the position that indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of October 24, 2003 concerning the common stock owned by each officer and director of the Company, and each other person known to the Company to be the beneficial owner of more than 5% of the Company's common stock. Unless otherwise indicated, the address for each listed stockholder is c/o Barnabus Enterprises Ltd., 2006 - 1500 Hornby Street, Vancouver, British Columbia V6Z 2R1.
Name and Address	Shares Owned	Percentage
Victoria Chen	250,000	7.7%
Kerry K.W. Nagy	385,000 (1)	11.8%
Alan Brown	37,500 (2)	1.2%
All officers and directors as group (3 persons):	---------------------- 672,500 ==========	--------------------- 20.7% ==========

Note (1): Includes 135,000 shares held by his wife and immediate family members which Mr. Nagy disclaims ownership.

Note (2): These 37,500 shares are held by his wife, which Mr. Brown disclaims ownership.

Item 12.  Certain Relationships And Related Transactions

In April 2002, we issued a total of 500,000 shares of restricted common stock to Victoria Chen and Kerry Nagy, officers and directors of our company, for cash of $0.007 per share.

Between June and August 2003, we issued a total of 172,500 shares of common stock, for cash of $0.01 per share, to five shareholders who are immediate family members of our affiliates. The shares are registered by an effective SB-2.

Since our inception, Ms. Chen, advanced loans to us in the total sum of $1,314 which were used for organizational and start-up costs and operating capital. The loans do not bear interest. There are no documents reflecting the loan and they are not due on a specific date. Ms. Chen will accept repayment from us when money is available. The money was repaid to Ms. Chen before June 30, 2003.

Item 13.  Exhibits and Reports on Form 8-K

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

(1)   Incorporated by reference to same exhibit filed with the Company's Form SB-2 Registration Statement on August 1, 2002.

(B) Reports on Form 8-K

None.

Item 14.  Principal Accountant Fees and Services

1) Audit Fees - The aggregate fees billed us for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements is $3,587 and $$2,795 respectively.

2) Audit-Related Fees - $Nil.

3) Tax Fees - $Nil.

4) All Other Fees - $1,186.

5) Not applicable.

6) Not Applicable.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
BARNABUS ENTERPRISES LTD.
Date: October 27, 2003	By: /s/ Victoria Chen Victoria Chen, Director, President and Secretary

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.
Signatures	Title	Date
/s/ Victoria Chen Victoria Chen	President, Secretary and Director (Principal Executive Officer)	October 27, 2003
/s/ Kerry K.W. Nagy Kerry K.W. Nagy	Treasurer and Director (Principal Financial Officer)	October 27, 2003