Form 10QSB
period 2003-08-31
BARNABUS ENTERPRISES LTD
filed 2003-10-31
CIK 1176193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

☒     Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended August 31, 2003

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BARNABUS ENTERPRISES LTD.
(A Pre-exploration Stage Company)

BALANCE SHEET - AUGUST 31, 2003
(IN U.S. DOLLARS)
Aug. 31, 2003 $	May 31, 2003 $

ASSETS
CURRENT ASSETS
Cash	15,320	160
Subscription receivable (Note 5(b))	9,125	4,500
	24,445	4,660
OTHER ASSETS
Deferred offering costs (Note 3)	10,734	10,676
	35,179	15,336

LIABILITIES
CURRENT LIABILITIES
Accounts payable	32,362	33,235
Related party payable (Note 4)	529	1,869
	32,891	35,104

SHAREHOLDERS' DEFICIENCY
SHARE CAPITAL (Note 5)	3,257	950
ADDITIONAL PAID-IN CAPITAL (Note 6)	27,813	7,050
DEFICIT ACCUMULATED DURING THE PRE-EXPLORATION STAGE	(28,782)	(27,768)
	2,288	(19,768)
	35,179	15,336

APPROVED BY THE DIRECTORS

/s/ "Victoria Chen"  Director

/s/ "Kerry Nagy"  Director

- See Accompanying Notes -

BARNABUS ENTERPRISES LTD.
(A Pre-exploration Stage Company)

STATEMENT OF OPERATIONS
THREE MONTHS ENDED AUGUST 31, 2003
(IN U.S. DOLLARS)
	Accumulated from April 11, 2002 (inception) to May 31, 2003 $	Three Months Ending August 31, 2003 $	Three Months Ending August 31, 2002 $
REVENUES	-	-	-

EXPENSES
Interest and bank charges	168	76	36
Legal and accounting	24,547	595	500
Mineral claim (Note 7)	4,066	343	(476)
	28,781	1,014	60

NET LOSS	(28,781)	(1,014)	(60)

NET LOSS PER COMMON SHARE		(0.0003)	(0.0001)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING		2,965,181	500,000

- See Accompanying Notes -

BARNABUS ENTERPRISES LTD.
(A Pre-exploration Stage Company)

STATEMENT OF SHAREHOLDERS EQUITY (DEFICIENCY)
FOR THE THREE MONTHS ENDED AUGUST 31, 2003
(IN U.S. DOLLARS)
	Common Stock
	Number of Shares	Amount $	Additional Paid In Capital $	Deficit Accumulated during the Exploration Stage $	Total Stock-holders Equity (Deficit) $
Issuance of common stock at $0.007 per share	500,000	500	3,000	---	3,500

Net loss for the period	---	---	---	(24,952)	(24,952)

Balance, May 31, 2002	500,000	500	3,000	(24,952)	(21,452)

Issuance of common stock at $0.001 per share	450,000	450	4,050	---	4,500

Net loss for the year	---	---	---	(2,816)	(2,816)

Balance, Aug. 31, 2003	950,000	950	7,050	(27,768)	(19,768)

Issuance of common stock at $0.001 per share	2,307,000	2,307	20,763	---	23,070

Net loss for the quarter	---	---	---	(1,014)	(1,014)

Balance at August 31, 2003	3,257,000	3,257	27,813	(28,782)	2,288

- See Accompanying Notes -

BARNABUS ENTERPRISES LTD.
(A Pre-exploration Stage Company)

STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 31, 2003
(IN U.S. DOLLARS)
	From April 11, 2002 (Inception) to Aug. 31, 2003 $	Three Months ended Aug. 31, 2003 $	Three Months ended Aug. 31, 2002 $
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(28,782)	(1,014)	(60)
Adjustments to reconcile net loss to net cash used by operating activities:
Accounts payable	32,362	(873)	(659)
Net cash provided by operating activities	3,580	(1,887)	(719)

CASH FLOWS FROM INVESTING ACTIVITIES
Deferred issue costs	(10,734)	(58)	---
Net cash used in investing activities	(10,734)	(58)	---
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties	529	(1,340)	66
Issue of share capital	21,945	18,445	---
Net cash provided by financing activities	22,474	17,105	66

INCREASE IN CASH	15,320	15,160	(653)

CASH, beginning of period	---	160	784

CASH, end of period	15,320	15,320	131

- See Accompanying Notes -

BARNABUS ENTERPRISES LTD.
(A Pre-exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2003
(IN U.S. DOLLARS)
1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Barnabus Enterprises Ltd. (the "Company") filed for incorporation on April 11, 2002 under the laws of the state of Nevada primarily for the purpose of acquiring, exploring and developing mineral properties. The Company's fiscal year end is May 31st.

The Company is in the pre-exploration stage, as it has not realized any significant revenues from its planned operations. The Company is actively seeking additional capital and management to explore for metals, including gold and other valuable minerals, on the recently acquired property, the Mount Claim, in British Columbia, Canada. However, there are inherent uncertainties in mining operations and management cannot provide assurances that it will be successful in this endeavour. The Company has not yet determined whether the property contains reserves that are economically recoverable. The recoverability of amounts from the property will be dependent upon the discovery of economically recoverable reserve, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon the future profitable production or proceeds for the sale thereof.
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

c) Going concern

The Company's financial statements have been presented on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company incurred a net loss of $1,014 for the three months ended August 31, 2003 ($28,781 since inception) and had no sales. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

BARNABUS ENTERPRISES LTD.
(A Pre-exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2003
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

g) Provision for taxes

At August 31, 2003, the Company had an accumulated net operating loss of approximately $28,782. No provision for an income tax benefit relating to this loss has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

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

i) Impaired asset policy

In March 1995, the Financial Accounting Standards Board issued a statement titled "Accounting for Impairment of Long-Live Assets." In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets undiscounted to their respective carrying amounts. The Company does not believe any adjustments are needed to the carrying value of its assets at August 31, 2003.

j) Exploration costs

In accordance with generally accepted accounting principles, the Company will expense exploration costs as incurred.

BARNABUS ENTERPRISES LTD.
(A Pre-exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2003
(IN U.S. DOLLARS)
2. SIGNIFICANT ACCOUNTING POLICIES - CONT'D

k) Foreign currency translation

The Company has adopted Financial Accounting Standard No.52. There were no foreign currency translation adjustments required at August 31, 2003. The Company will record future foreign currency translation results as a separate component of stockholders equity.

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

At August 31, 2003, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

BARNABUS ENTERPRISES LTD.
(A Pre-exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2003
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

The Company filed an SB-2 registration statement in connection with an initial public offering of up to 7,500,000 common shares at a price of $0.01 per share on a self-underwritten basis with no minimum amount of shares that must be sold.

As at August 31, 2003, 3,257,000 shares were issued (Note 5).

The Company has signed a contract with a securities attorney to assist in this matter. Total fees to be paid for the offering, including legal, accounting and other costs, amount to $15,000. Of this amount, $10,734 has been recorded as deferred issue costs as at August 31, 2003. The remaining $4,266 will be due when the Company's registration statement is declared effective by the Securities and Exchange Commission.
4. RELATED PARTY

An officer of the Company has advanced monies to the Company for the payment of legal fees. This amount is unsecured, is non-interest bearing, and has no fixed terms for repayment.

BARNABUS ENTERPRISES LTD.
(A Pre-exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2003
(IN U.S. DOLLARS)
5. COMMON STOCK

Authorized: 75,000,000 with $0.001 par value

Issued:

	Number of Shares	$
Issued during the quarter ended May 31, 2002 (a)	500,000	500
Issued during the quarter ended May 31, 2003 (b)	450,000	450
Issued during the quarter ended August 31, 2003 (c)	2,307,000	2,307
Balance, August 31, 2003	3,257,000	3,257

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
  2,307,000 shares of common stock were issued as part of the initial public offering. Shares were issued for a total cash consideration of $23,070 ($2,307 in share capital and $20,763 in additional paid-in capital). $9,125 of the contributions relating to the share issuance was not received until after the quarter end.
6. CONTRIBUTED SURPLUS

$
Excess of subscription consideration received over par value of shares issued:
during the quarter ended May 31, 2002 (Note 5(a))	3,000
during the quarter ended May 31, 2003 (Note 5(b))	4,050
during the quarter ended August 31, 2003 (Note 5(c))	20,763
Balance - August 31, 2003	27,813

BARNABUS ENTERPRISES LTD.
(A Pre-exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2003
(IN U.S. DOLLARS)
7. MINERAL CLAIM
Mount Claim	$4,066

Pursuant to a purchase agreement dated April 11, 2002, the Company acquired an undivided 100% interest of one mineral claim in the Liard Mining Division in the Toodoggone area of North-Central British Columbia, Canada, for a cash payment of $4,066.

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

The Company has no cash requirements until it commences Phase I exploration program. Phase I exploration program will cost approximately $32,500. We will not commence Phase I until we receive sufficient funding.

As of October 29, 2003, we raised $27,570 from the issuance of 2,757,000 shares of common stock as part of self-underwritten financing contained in our effective SB-2 filing. Management continues to attempt to raise more money pursuant to its SB-2. The offering is not terminated. There remains 4,743,000 shares available for sale under the SB-2 offering. Management plans on dispersing the $27,570 towards deferred offering expenses and towards Phase I of our exploration program. However, it is too late in the calendar year to initiate Phase I program. As of October 29, 2003, $2,175 of the offering proceeds has been applied towards accounting fees and $2,450 has been applied towards filing fees related to the offering.

We will not be conducting research in connection with the exploration of the mineral claim. We are not going to buy or sell any plant or significant equipment. We do not expect a change in our number of employees.

Results of Operations For Period Ending August 31, 2003

We did not earn any revenues during the period ending August 31, 2003. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the pre-exploration stage of our business and we can provide no assurance that we will commence exploration of mineral resources on our properties, or if we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

During the three months period ended August 31, 2003, we incurred operating expenses in the amount of $1,014. These operating expenses included payments of $343 in connection with our option to acquire the Mount mineral claim; professional fees in the amount of $595 in connection with our corporate organization and registration process with the SEC; and $76 for interest and bank charges.

We incurred a loss in the amount of $1,014 for the three months period ended August 31, 2003. Our loss was attributable to operating expenses, professional fees and administrative expenses.

Liquidity and Capital Resources

We had cash of $15,320 as of August 31, 2003. We anticipate that we will incur for the next 12 months:

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

Item 3.  Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended August 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Potential investors should be aware that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II  -  OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities

Between May 2003 and August 31, 2003, we raised $27,570 from the issuance of 2,757,000 shares of common stock as part of self-underwritten financing contained in our effective SB-2 filing. The SB-2 registration statement was declared effective by the SEC on May 23, 2003 and the SEC assigned file number 333-97515 to the registration statement. Management continues to attempt to raise more money pursuant to its SB-2. The offering is not terminated. There remains 4,743,000 shares available for sale under the SB-2 offering. Management plans on dispersing the $27,570 towards deferred offering expenses and towards Phase I of our exploration program. However, it is too late in the calendar year to initiate Phase I program. As of October 29, 2003, $2,175 of the offering proceeds has been applied towards accounting fees and $2,450 has been applied towards filing fees related to the offering.

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

BARNABUS ENTERPRISES LTD.
Date: October 29, 2003	By: /s/ Victoria Chen Victoria Chen, President, Secretary and Director
Date: October 29, 2003	By: /s/ Kerry K.W. Nagy Kerry Nagy, Treasurer and Director