Form 10QSB
period 2003-11-30
BARNABUS ENTERPRISES LTD
filed 2004-01-09
CIK 1176193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

☒     Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended November 30, 2003

❑    Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________________ to ________________

Commission file number 000-50450

BARNABUS ENTERPRISES LTD.
(Exact name of small business issuer as specified in its charter)

Nevada (State of Incorporation)	98-0370750 (I.R.S. Employer Identification No.)
2006 - 1500 Hornby Street, Vancouver, BC V6Z 2R1 Telephone No.: (604) 889-8888 (Address and telephone number of Registrant's principal executive offices and principal place of business)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ❑

As of January 8, 2004, the Company had 3,257,000 outstanding shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BARNABUS ENTERPRISES LTD.
(A Pre-exploration Stage Company)

BALANCE SHEET - NOVEMBER 30, 2003

(IN U.S. DOLLARS)
Nov. 30, 2003 $	Aug. 31, 2003 $

ASSETS
CURRENT ASSETS
Cash	21,725	15,320
Subscription receivable (Note 5(b))	-	9,125
	21,725	24,445
OTHER ASSETS
Deferred offering costs (Note 3)	10,734	10,734
	32,459	35,179

LIABILITIES
CURRENT LIABILITIES
Accounts payable	33,617	32,362
Related party payable (Note 4)	455	529
	34,072	32,891

SHAREHOLDERS' DEFICIENCY
SHARE CAPITAL (Note 5)	3,257	3,257
ADDITIONAL PAID-IN CAPITAL (Note 6)	27,813	27,813
DEFICIT ACCUMULATED DURING THE PRE-EXPLORATION STAGE	(32,683)	(28,782)
	(1,613)	2,288
	32,459	35,179

APPROVED BY THE DIRECTORS

/s/ Kerry Nagy                          Director

/s/ Victoria Chen                       Director

- See Accompanying Notes -

BARNABUS ENTERPRISES LTD.
(A Pre-exploration Stage Company)

STATEMENT OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 30, 2003

(IN U.S. DOLLARS)
	Accumulated from April 11, 2002 (inception) to Nov. 30, 2003 $
		Three Months Ending
		Nov. 30, 2003 $	Nov. 30, 2002 $
REVENUES	-	-	-

EXPENSES
Interest and bank charges	282	114	10
Professional fees	27,691	3,143	-
Mineral claim (Note 7)	4,710	644	-

NET LOSS	(32,683)	(3,901)	(10)

NET LOSS PER COMMON SHARE		(0.0007)	(0.0000)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING		5,272,181	500,000

- See Accompanying Notes -

BARNABUS ENTERPRISES LTD.
(A Pre-exploration Stage Company)

STATEMENT OF SHAREHOLDERS EQUITY (DEFICIENCY)

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2003

(IN U.S. DOLLARS)
	Common stock		Additional Paid-In Capital $	Deficit Accumulated during the Exploration Stage $	Total Stock- holders Equity (Deficit) $
	Number of Shares	Amount $
Issuance of common stock
at $0.007 per share	500,000	500	3,000	---	3,500
Net loss for the period	---	---	---	(24,952)	(24,952)

Balance, May 31, 2002	500,000	500	3,000	(24,952)	(21,452)

Issuance of common stock
at $0.001 per share	450,000	450	4,050	---	4,500
Net loss for the year	---	---	---	(2,816)	(2,816)

Balance, May 31, 2003	950,000	950	7,050	(27,768)	(19,768)

Issuance of common stock
at $0.001 per share	2,307,000	2,307	20,763	---	23,070
Net loss for the quarter	---	---	---	(1,014)	(1,014)

Balance at August 31, 2003	3,257,000	3,257	27,813	(28,782)	2,288

Net loss for the quarter	---	---	---	(3,901)	(3,901)
Balance at November 30, 2003	3,257,000	3,257	27,813	(32,683)	(1,613)

- See Accompanying Notes -

BARNABUS ENTERPRISES LTD.
(A Pre-exploration Stage Company)

STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2003

(IN U.S. DOLLARS)
	From April 11, 2002 (Inception) To Nov. 30, 2003 $	Three months ended Nov. 30, 2003 $	Three months ended Nov. 30, 2002 $
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(32,683)	(3,901)	(10)
Adjustments to reconcile net loss to net cash used by operating activities:
Accounts payable	33,617	1,255	---
Net cash provided by operating activities	934	(2,646)	(10)

CASH FLOWS FROM INVESTING ACTIVITIES
Deferred issue costs	(10,734)	---	---
Net cash used in investing activities	(10,734)	---	---
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties	455	(74)	---
Issue of share capital	31,070	9,125	---
Net cash provided by financing activities	31,525	9,051	---

INCREASE IN CASH	21,725	6,405	(10)

CASH, beginning of period	---	15,320	121

CASH, end of period	21,725	21,725	111

- See Accompanying Notes -

BARNABUS ENTERPRISES LTD.
(A Pre-exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2003

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

c) Going concern

The Company's financial statements have been presented on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company incurred a net loss of $3,901 for the three months ended November 30, 2003 ($32,683 since inception) and had no sales. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

BARNABUS ENTERPRISES LTD.
(A Pre-exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2003

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

g) Provision for taxes

At November 30, 2003, the Company had an accumulated net operating loss of approximately $32,683. No provision for an income tax benefit relating to this loss has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

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

i) Impaired asset policy

In March 1995, the Financial Accounting Standards Board issued a statement titled "Accounting for Impairment of Long-Live Assets." In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets undiscounted to their respective carrying amounts. The Company does not believe any adjustments are needed to the carrying value of its assets at November 30, 2003.

j) Exploration costs

In accordance with generally accepted accounting principles, the Company will expense exploration costs as incurred.

BARNABUS ENTERPRISES LTD.
(A Pre-exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2003

(IN U.S. DOLLARS)
2. SIGNIFICANT ACCOUNTING POLICIES - CONT'D

k) Foreign currency translation

The Company has adopted Financial Accounting Standard No.52. There were no foreign currency translation adjustments required at November 30, 2003. The Company will record future foreign currency translation results as a separate component of stockholders equity.

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

At November 30, 2003, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

BARNABUS ENTERPRISES LTD.
(A Pre-exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2003

(IN U.S. DOLLARS)
3. COMMITMENTS AND CONTINGENCIES - CONT'D

The Company filed an SB-2 registration statement in connection with an initial public offering of up to 7,500,000 common shares at a price of $0.01 per share on a self-underwritten basis with no minimum amount of shares that must be sold.

As at November 30, 2003, 3,257,000 shares were issued (Note 5).

The Company has signed a contract with a securities attorney to assist in this matter. Total fees to be paid for the offering, including legal, accounting and other costs, amount to $15,000. Of this amount, $10,734 has been recorded as deferred issue costs as at November 30, 2003. The remaining $4,266 will be due when the Company's registration statement is declared effective by the Securities and Exchange Commission.
4. RELATED PARTY

An officer of the Company has advanced monies to the Company for the payment of legal fees. This amount is unsecured, is non-interest bearing, and has no fixed terms for repayment.
5. COMMON STOCK

Authorized: 75,000,000 with $0.001 par value

Issued
	Number of Shares	$
Issued during the quarter ended May 31, 2002 (a)	500,000	500
Issued during the quarter ended May 31, 2003 (b)	450,000	450
Issued during the quarter ended August 31, 2003 (c)	2,307,000	2,307
Balance, August 31, 2003	3,257,000	3,257

a)   500,000 shares of common stock were issued to officers and directors only for cash. There was no public offering of any securities. These shares were issued pursuant to exemption from registration contained in Section 4(2) of the Securities Act of 1933. Shares were issued for a total cash consideration of $3,500 ($500 in share capital and $3,000 in additional paid-in-capital).

b)   450,000 shares of common stock were issued as part of the initial public offering. Shares were issued for a total cash consideration of $4,500 ($450 in share capital and $4,050 in additional paid-in capital).

c)   2,307,000 shares of common stock were issued as part of the initial public offering. Shares were issued for a total cash consideration of $23,070 ($2,307 in share capital and $20,763 in additional paid-in capital). $9,125 of the contributions relating to the share issuance was not received until after the quarter end.

BARNABUS ENTERPRISES LTD.
(A Pre-exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2003

(IN U.S. DOLLARS)
6. CONTRIBUTED SURPLUS
$
Excess of subscription consideration received over par value of shares issued:
during the quarter ended May 31, 2002 (Note 5(a))	3,000
during the quarter ended May 31, 2003 (Note 5(b))	4,050
during the quarter ended August 31, 2003 (Note 5(c))	20,763
Balance - November 30, 2003	27,813

7. MINERAL CLAIM
Mount Claim	$4,710

Pursuant to a purchase agreement dated April 11, 2002, the Company acquired an undivided 100% interest of one mineral claim in the Liard Mining Division in the Toodoggone area of North-Central British Columbia, Canada, for a cash payment of $4,710.

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

As of January 8, 2004, we raised $27,570 from the issuance of 2,757,000 shares of common stock as part of self-underwritten financing contained in our effective SB-2 filing. The offering was terminated in September 2003. Management plans on dispersing the $27,570 towards deferred offering expenses and towards Phase I of our exploration program. Management is attempting to raise additional capital through private placements of its common stock, in order to initiate Phase I of our exploration program. As of January 8, 2004, $1,143 of the offering proceeds has been applied towards accounting fees and $454 has been applied towards filing fees related to the offering.

We will not be conducting research in connection with the exploration of the mineral claim. We are not going to buy or sell any plant or significant equipment. We do not expect a change in our number of employees.

Results of Operations For Period Ending November 30, 2003

We did not earn any revenues during the period ending November 30, 2003. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the pre-exploration stage of our business and we can provide no assurance that we will commence exploration of mineral resources on our properties, or if we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

During the three months period ended November 30, 2003, we incurred operating expenses in the amount of $3,901. These operating expenses included payments of $644 in connection with our option to acquire the Mount mineral claim; professional fees in the amount of $3,143 in connection with our corporate organization and registration process with the SEC; and $114 for interest and bank charges.

We incurred a loss in the amount of $3,901 for the three months period ended November 30, 2003. Our loss was attributable to operating expenses, professional fees and administrative expenses.

Liquidity and Capital Resources

We had cash of $21,725 as of November 30, 2003. We anticipate that we will incur for the next 12 months:

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

Item 3.  Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended November 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Potential investors should be aware that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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
BARNABUS ENTERPRISES LTD.
Date: January 8, 2004	By: /s/ Victoria Chen Victoria Chen, President, Secretary and Director
Date: January 8, 2004	By: /s/ Kerry Nagy Kerry Nagy, Treasurer and Director