Form 10QSB
period 2004-02-29
BARNABUS ENTERPRISES LTD
filed 2004-04-30
CIK 1176193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

☒     Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended February 29, 2004

❑    Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________________ to ________________

Commission file number 000-50450

BARNABUS ENTERPRISES LTD.
(Exact name of small business issuer as specified in its charter)

Nevada (State of Incorporation)	98-0370750 (I.R.S. Employer Identification No.)
2006 - 1500 Hornby Street, Vancouver, BC V6Z 2R1 Telephone No.: (604) 889-8888 (Address and telephone number of Registrant's principal executive offices and principal place of business)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ❑

As of April 28, 2004, the Company had 48,855,000 outstanding shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BARNABUS ENTERPRISES LTD.
(A Pre-exploration Stage Company)

BALANCE SHEET - FEBRUARY 29, 2004

(IN U.S. DOLLARS)
Feb. 29, 2004 $	Nov. 30, 2003 $

ASSETS
CURRENT ASSETS
Cash	1,055	21,725
OTHER ASSETS
Deferred offering costs (Note 3)	10,734	10,734
	11,789	32,459

LIABILITIES
CURRENT LIABILITIES
Accounts payable	26,404	33,617
Related party payable (Note 4)	---	455
	26,404	34,072

SHAREHOLDERS' DEFICIENCY
SHARE CAPITAL (Note 5)	3,257	3,257
ADDITIONAL PAID-IN CAPITAL (Note 6)	27,813	27,813
DEFICIT ACCUMULATED DURING THE PRE-EXPLORATION STAGE	(45,685)	(32,683)
	(14,615)	(1,613)
	11,789	32,459

APPROVED BY THE DIRECTORS

/s/ "Victoria Chen"  Director

/s/ "Kerry Nagy"     Director

- See Accompanying Notes -

BARNABUS ENTERPRISES LTD.
(A Pre-exploration Stage Company)

STATEMENT OF OPERATIONS

THREE MONTHS ENDED FEBRUARY 29, 2004

(IN U.S. DOLLARS)

	Accumulated from April 11, 2002 (inception) to Feb. 29, 2004 $	Three Months Ending
		Feb. 29, 2004 $	Feb. 28, 2003 $
REVENUES	---	---	---

EXPENSES
Consulting fees	11,230	11,230
Interest, bank charges and foreign exchange	666	384	11
Professional fees	29,079	1,388	-
Mineral claim (Note 7)	4,710	-	---

NET LOSS	(45,685)	(13,002)	(11)

NET LOSS PER COMMON SHARE		(0.004)	(0.000)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING		3,257,000	500,000

- See Accompanying Notes -

BARNABUS ENTERPRISES LTD.
(A Pre-exploration Stage Company)

STATEMENT OF SHAREHOLDERS EQUITY (DEFICIENCY)

FOR THE THREE MONTHS ENDED FEBRUARY 29, 2004

(IN U.S. DOLLARS)
				Deficit	Total
				Accumulated	Stock-
	Common stock		Additional	during the	holders
	Number		Paid-In	Exploration	Equity
	Of	Amount	Capital	Stage	(Deficit)
	Shares	$	$	$	$
Issuance of common stock
at $0.007 per share	500,000	500	3,000	---	3,500
Net loss for the period	---	---	---	(24,952)	(24,952)

Balance, May 31, 2002	500,000	500	3,000	(24,952)	(21,452)

Issuance of common stock
at $0.001 per share	450,000	450	4,050	---	4,500
Net loss for the year	---	---	---	(2,816)	(2,816)

Balance, May 31, 2003	950,000	950	7,050	(27,768)	(19,768)

Issuance of common stock
at $0.001 per share	2,307,000	2,307	20,763	---	23,070
Net loss for the quarter	---	---	---	(1,014)	(1,014)

Balance at August 31, 2003	3,257,000	3,257	27,813	(28,782)	2,288

Net loss for the quarter	---	---	---	(3,901)	(3,901)
Balance at November 30, 2003	3,257,000	3,257	27,813	(32,683)	(1,613)

Net loss for the quarter	---	---	---	(13,002)	(13,002)
Balance at February 29, 2004	3,257,000	3,257	27,813	(45,685)	(14,615)

- See Accompanying Notes -

BARNABUS ENTERPRISES LTD.
(A Pre-exploration Stage Company)

STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED FEBRUARY 29, 2004

(IN U.S. DOLLARS)
	From April 11, 2002 (Inception) To Feb. 29, 2004 $	Three months ended Feb. 29, 2004 $	Three months ended Feb. 28, 2003 $
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(45,685)	(13,002)	(7)
Adjustments to reconcile net loss to net cash used by operating activities:
Accounts payable	26,404	(7,123)	---
Net cash provided by operating activities	(19,281)	(20,215)	(7)

CASH FLOWS FROM INVESTING ACTIVITIES
Deferred issue costs	(10,734)	---	---
Net cash used in investing activities	(10,734)	---	---
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties	---	(455)	---
Issue of share capital	31,070	---	---
Net cash provided by financing activities	31,070	(455)	---

INCREASE IN CASH	1,055	(20,670)	(7)

CASH, beginning of period	---	21,725	111

CASH, end of period	1,055	1,055	104

- See Accompanying Notes -

BARNABUS ENTERPRISES LTD.
(A Pre-exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 29, 2004

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

c)  Going concern

The Company's financial statements have been presented on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company incurred a net loss of $13,002 for the three months ended February 29, 2004 ($45,685 since inception) and had no sales. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

BARNABUS ENTERPRISES LTD.
(A Pre-exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 29, 2004

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

g)  Provision for taxes

At February 29, 2004, the Company had an accumulated net operating loss of approximately $45,685. No provision for an income tax benefit relating to this loss has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

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

i)  Impaired asset policy

In March 1995, the Financial Accounting Standards Board issued a statement titled "Accounting for Impairment of Long-Live Assets." In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets undiscounted to their respective carrying amounts. The Company does not believe any adjustments are needed to the carrying value of its assets at February 29, 2004.

j)  Exploration costs

In accordance with generally accepted accounting principles, the Company will expense exploration costs as incurred.

BARNABUS ENTERPRISES LTD.
(A Pre-exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 29, 2004

(IN U.S. DOLLARS)
2. SIGNIFICANT ACCOUNTING POLICIES - CONT'D

k)  Foreign currency translation

The Company has adopted Financial Accounting Standard No.52. There were no foreign currency translation adjustments required at February 29, 2004. The Company will record future foreign currency translation results as a separate component of stockholders equity.

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

At February 29, 2004, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

BARNABUS ENTERPRISES LTD.
(A Pre-exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 29, 2004

(IN U.S. DOLLARS)
3. COMMITMENTS AND CONTINGENCIES - CONT'D

The Company filed an SB-2 registration statement in connection with an initial public offering of up to 7,500,000 common shares at a price of $0.01 per share on a self-underwritten basis with no minimum amount of shares that must be sold.

As at February 29, 2004, 3,257,000 shares were issued (Note 5).
4. RELATED PARTY

An officer of the Company had advanced monies to the Company for the payment of legal fees. This amount was unsecured, was non-interest bearing, and had no fixed terms for repayment.
5. COMMON STOCK

Authorized:  75,000,000 with $0.001 par value

	Number of Shares	$
Issued
Issued during the quarter ended May 31, 2002 (a)	500,000	500
Issued during the quarter ended May 31, 2003 (b)	450,000	450
Issued during the quarter ended August 31, 2003 (c)	2,307,000	2,307
Balance, February 29, 2004	3,257,000	3,257

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

BARNABUS ENTERPRISES LTD.
(A Pre-exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 29, 2004

(IN U.S. DOLLARS)
6. CONTRIBUTED SURPLUS
$
Excess of subscription consideration received over par value of shares issued:
during the quarter ended May 31, 2002 (Note 5(a))	3,000
during the quarter ended May 31, 2003 (Note 5(b))	4,050
during the quarter ended August 31, 2003 (Note 5(c))	20,763
Balance - February 29, 2004	27,813

7. MINERAL CLAIM
Mount Claim	$4,710

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
8. SUBSEQUENT EVENTS

a)  On March 3, 2004, the Company increased its authorized capital stock to 1,125,000,000 common shares with a par value of $0.001 each.

b)  On March 3, 2004, the Company implemented a 15:1 forward stock split, resulting in the number of shares issued and outstanding as of that date to increase from 3,257,000 to 48,855,000 with par value of $0.001 each.

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

As of April 28, 2004, we raised $27,570 from the issuance of 2,757,000 shares of common stock (the number of shares issued after the 15:1 forward stock split on March 3, 2004 becomes 41,355,000) as part of our self-underwritten financing described in our effective SB-2 filing. The offering was terminated in September 2003. Management had originally planned on dispersing the $27,570 towards deferred offering expenses and towards Phase I of our exploration program. However, management changed its plans and spent the offering proceeds on consulting fees and continuous disclosure costs. The Company still has the option to request a loan from its two directors to initiate Phase I of our exploration program. Management is attempting to raise additional capital through private placements of its common stock, in order to initiate Phase I of our exploration program. As of April 28, 2004, $4,990 of the offering proceeds has been applied towards accounting fees; $7,800 has been applied towards filing fees and legal expenses related to the offering; $11,230 towards consulting fees; and $455 towards repayment of amount owing by the Company to the two directors of the Company. The $11,230 consulting fees was paid to John Mirko, who provided the Company with a summary report on Mount Claim, in connection with management and advisory services provided by Mr. Mirko.

We will not be conducting research in connection with the exploration of the mineral claim. We are not going to buy or sell any plant or significant equipment. We do not expect a change in our number of employees.

Results of Operations For Period Ending February 29, 2004

We did not earn any revenues during the period ending February 29, 2004. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the pre-exploration stage of our business and we can provide no assurance that we will commence exploration of mineral resources on our properties, or if we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

During the three months period ended February 29, 2004, we incurred operating expenses in the amount of $13,002. These operating expenses included payments of $11,230 in consulting fees to John Mirko; and professional fees in the amount of $1,388 in connection with our corporate organization and registration process with the SEC; and $384 for interest and bank charges.

We incurred a loss in the amount of $13,002 for the three months period ended February 29, 2004. Our loss was attributable to operating expenses, consulting and professional fees and administrative expenses.

Liquidity and Capital Resources

We had cash of $1,055 as of February 29, 2004. We anticipate that we will incur for the next 12 months:

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

Item 3.  Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended February 29, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Potential investors should be aware that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II  -  OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities

We filed a Certificate of Amendment to our Articles of Incorporation, which became effective on March 3, 2004. The amendment to our Articles of Incorporation implemented the following changes in our securities:

  it increased our authorized capital stock to 1,125,000,000 shares of $.001 par value common stock; and

  it implemented a (15:1) forward split in the ratio of fifteen new shares for one share of common stock outstanding upon the effectiveness of the amendment to our Articles of Incorporation.

Upon completion of the forward split, we had a total of 48,855,000 shares of $0.001 par value common stock outstanding.

Item 3. Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

On February 10, 2004, stockholders holding shares that represented 59.8% of our outstanding common stock consented in writing to an amendment to our Articles of Incorporation for the purpose of increasing our authorized capital stock to 1,125,000,000 shares of common stock and a concurrent 15:1 forward stock split as described in Item 2 above. No proxies were solicited.

Item 5.  Other Information.

None

Item 6.  Exhibits and Reports on Form 8-K

(A) Index to Exhibits
Exhibit No.	Description of Exhibit
3.1(1)	Articles of Incorporation
3.2	Amended Articles of Incorporation effective March 3, 2004
3.3(1)	Bylaws
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)   Incorporated by reference to same exhibit filed with the Company's Form SB-2 Registration Statement on August 1, 2002.

(B) Reports on Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARNABUS ENTERPRISES LTD.
Date: April 29, 2004	By: /s/ Victoria Chen Victoria Chen, President, Secretary and Director
Date: April 29, 2004	By: /s/ Kerry Nagy Kerry Nagy, Treasurer and Director