Form 10KSB
period 2004-05-31
BARNABUS ENTERPRISES LTD
filed 2004-09-07
CIK 1176193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☒     Annual report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended May 31, 2004

❑    Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________________ to ________________
Commission file number __________________

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
Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ❑

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ❑

The Company's revenues during the year ended May 31, 2004 were $nil.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $13,809,250 based on the last sales price of the registrant's common stock on September 2, 2004.

The number of issued and outstanding shares of the registrant's common stock as of August 30, 2004 was 48,855,000.

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

We acquired a 100% undivided mineral interest in the Mount mineral claim, located in Toodoggone area, Liard Mining Division of British Columbia in April 2002. There is no assurance that a mineral deposit exists on the mineral claim until appropriate geological exploration is done and a final comprehensive evaluation is concluded. There are no mineral reserves on the mineral claim and our proposed exploration program is entirely exploratory in nature. Our claim has been forfeited to the government because we failed to keep the property in good standing. However, we have re-staked the property on September 2, 2004.

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

Between May to August 2003, we raised $27,570 from the issuance of 2,757,000 shares of common stock (the number of shares issued after the 15:1 forward stock split on March 3, 2004 becomes 41,355,000) as part of our self-underwritten financing described in our effective SB-2 filing. The offering was terminated in September 2003. Management had originally planned on dispersing the $27,570 towards deferred offering expenses and towards Phase I of our exploration program. However, management changed its plans and spent the offering proceeds on consulting fees and continuous disclosure costs. The Company still has the option to request a loan from its two directors to initiate Phase I of our exploration program. Management is attempting to raise additional capital through private placements of its common stock, in order to initiate Phase I of our exploration program. As of May 31, 2004, of the $27,570 offering proceeds and $6,933 money advanced by a related party, $21,420 has been applied towards legal and accounting fees; $3,715 has been applied towards filing fees, expenses related to the offering, exploration and operating costs; $9,230 towards consulting fees; and $455 towards repayment of amount owing by the Company to the two directors of the Company. The $9,230 consulting fees was paid to John Mirko for providing management and advisory services.

Interest in Mineral Claim

Lorne B. Warren staked the claims. The claims expired on August 7, 2004. We inadvertently failed to keep the claims in good standing. In order to keep our mineral claim in good standing, we had to pay approximately $1,000 to the Mineral Titles Branch of the British Columbia government, or instead, complete and file assessment work equivalent to $1,000 for each year prior to August 7, 2004. The claim has been forfeited to the government, however we have re-staked the claim on September 2, 2004. Ms. Chen and Mr. Nagy will hold recorded title to the mineral interest in the mineral claim in their names as trustees, on behalf of Barnabus. The mineral claim was recorded in the names of Ms. Chen and Mr. Nagy to avoid paying additional fees, however, Ms. Chen and Mr. Nagy signed a Declaration of Trust confirming that Barnabus was the beneficial owner of the mineral interest in the mineral claim. If we were to register the property in our name, we will be required to form a wholly-owned British Columbia corporation and pay a minimum of $500 and register other documentation to be able to file a Bill of Sale on the Company's behalf. We have decided that if exploration results warrant we will: (1) file as a foreign corporation; (2) pay the additional fees; and (3) record the claim in our name. The decision to record or not record the mineral claim in our name is solely within our discretion.

Property Purchase Agreement

Pursuant to the Property Purchase Agreement dated April 11, 2002 and Amending Letter Agreement dated October 1, 2002, Barnabus acquired a 100% undivided mineral interest in the Mount Claim from Lorne B. Warren for cash consideration of $3,500. Mr. Warren retained a 3% Net Smelter Return Royalty on the mineral claim, but Barnabus has a right to repurchase a portion of such royalty interest at a price of $1,000,000 for each 30% interest to the royalty to an aggregate of 60%. Under the Property Purchase Agreement, if Barnabus does not expend a total of $100,000 on the Mount Claim prior to December 31, 2005, the mineral claim ownership will go back to Lorne Warren. Barnabus may also extend the expiration date up to a maximum of 2 additional years by paying $2,000 per year commencing on December 31, 2003 and ending on December 31, 2006, for the right to extend the expiry date, and such total payments will be deducted from any royalty payments which may be required to be paid to Mr. Warren. $2,000 was made the current year.

Summary Report

Our business activities to date have been restricted to obtaining a summary report on the Mount Claim from John M. Mirko dated April 30, 2002 and conducting a self-underwritten financing pursuant to an effective SB-2 registration statement. Mr. Mirko is an experienced explorationist, prospector and businessman, however Mr. Mirko is not a geologist. Mr. Mirko is a self-employed explorationist and development consultant who has been involved in all aspects of exploration and exploitation of resource properties for 30 years. Since 1972, Mr. Mirko has conducted prospecting, geology, geophysics, geochemisty, property evaluation, project management and mine site supervision for large and small resource companies. Mr. Mirko does not have any conflict of interest with Barnabus in preparing the report nor does he have any interest in the Mount Claim or Barnabus. The report is based on the knowledge of Mr. Mirko and his work experience. Mr. Mirko's report details the geological and exploration history of the Mount Claim owned by Barnabus, including the land status, climate, geology and mineralization. Mr. Mirko believes that based upon previous exploration activity in the area and his personal knowledge of the property, sufficient evidence exists to warrant further exploration on the Mount Claim.

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

A two phase exploration and drilling program has been proposed. Phase I consists of trenching and blasting on the property and is estimated to cost $32,000. Phase II will be contingent on the success of Phase I and will consist of diamond drilling at a proposed cost of $195,000. Our exploration program known as preliminary reconnaissance is designed to efficiently explore and evaluate our mineral claim. We have not commenced Phase I.

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

The funds raised in our SB-2 offering is not sufficient to complete the Phase I exploration program consisting of trenching and sampling. Management is attempting to raise additional capital to initial Phase I of our exploration program. If our geologist confirms or recommends further work including diamond drilling, we will conduct a Phase II exploration program. We do not presently have the funds to conduct a Phase II program. If our geologist recommends drilling, we will raise additional funds in a future financing or enter into a joint venture relationship with a third party. We presently do not have a joint venture partner in mind and there are no assurances that we would find a suitable joint venture partner.

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

Employees

Initially, we intend to use the services of contractors and consultants for exploration work on our properties. Barnabus will consider hiring technical consultants if the Company is successful in raising additional capital or if revenues from operations in the future permit. At present, our only employee is Ms. Chen. We believe keeping a low number of full-time employees will conserve cash and allow greater flexibility in the future.

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

Risks Associated with Our Company:

1. Our property has been forfeited to the government.

Our Mount mineral claim has been forfeited to the British Columbia government because we failed to keep the property in good standing. We inadvertently failed to pay the yearly fee of $1,000 to the Mineral Titles Branch, or instead complete and file assessment work equivalent to $1,000 prior to August 7, 2004. However, we have re-staked the claim on September 2, 2004.

2. Management lacks technical skills and may cause irreparable harm to operations of Barnabus.

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

3. We are a recently organized business and you cannot evaluate the investment merits of our company because we have no operating history.

Our company is only recently organized with no operating history which makes it difficult to evaluate the investment merits of our company. Our company was recently organized on April 11, 2002 and is a start-up company. We have no operating history and we do not have any business prior to our organization. From inception to May 31, 2004, we incurred cash expenses of $62,133.

4. We may not be able to continue as a going concern if we do not obtain funds from the financing for Phase I.

Because of our lack of funds and short operating history incurring only expenses, our independent accountants' audit report states that there is substantial doubt about our ability to continue as a going concern. Our independent auditor pointed out that we incurred only losses since our inception raising substantial doubt about our ability to continue as a going concern. Therefore, our ability to continue as a going concern is highly dependent upon obtaining additional financing for our planned operations. We are dependent upon additional financing to be able to implement our business plan and our lack of revenues and profits may make obtaining additional capital more difficult. We presently have no significant operating capital and we are totally dependent upon additional financing and loans from the principals of Barnabus to provide the capital necessary to commence our proposed Phase I exploration plans.

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

Under the Property Purchase Agreement and Amending Letter Agreement, if we do not expend $100,000 on the Mount Claim prior to December 31, 2005, we will have to transfer the property back to Lorne Warren, the initial locator of the property. There are no assurances that we can perform exploration work on the property in the amount of $100,000 by such date. The company will lose its assets if we do not meet this target. Barnabus may also extend the expiration date up to a maximum of 2 additional years by paying $2,000 per year commencing on December 31, 2003 and ending on December 31, 2006, for the right to extend the expiry date, and such total payments will be deducted from any royalty payments which may be required to be paid to Mr. Warren. We made $2,000 payment for the current year.

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

Item 3.  Legal Proceedings

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Our common stock is traded on the NASD OTC Bulletin Board under the symbol BBSE. The following table sets forth for the periods indicated the high and low bid price per share of our common stock. The prices have been restated to reflect the 15-for-1 forward stock split effective March 3, 2004. Quotations commenced on the OTC Bulletin Board on January 8, 2004. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Quarter Ended	High	Low
May 31, 2004	$.77	$.77
Feb. 29, 2004	$.00044	$.00044

We have approximately 63 registered shareholders of record as of August 30, 2004.

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

(3) A 4-month period has passed since the date the company issued the securities to the seller, or a control person sold the securities to the seller. This 4-month hold period does not apply to securities that a seller acquired under a director or employee stock option.

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

To meet our need for cash we are attempting to raise money through private placements of our common stock. Between May to August 2003, we raised $27,570 from our self-underwritten SB-2 offering, and the offering was terminated in September 2003. Management had originally planned on dispersing the $27,570 towards deferred offering expenses and towards Phase I of our exploration program. However, management changed its plans and spent the offering proceeds on consulting fees and continuous disclosure costs. Management is attempting to raise additional capital through private placements of its common stock, in order to initiate Phase I of our exploration program. There is no assurance that we will be able to raise enough money through any offering to stay in business. If we do not raise all of the money we need, the principals of Barnabus intend to loan to the Company the shortfall in funds required to begin and complete Phase I of our exploration program. Such a decision has not been made. If we can't additional capital we will either have to suspend operations until we do raise the cash, or cease operations entirely. We have no plan to engage in any alternative business if Barnabus ceases or suspends operations as a result of not having enough money to complete any phase of the exploration program.

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

Our Mount mineral claim has been forfeited to the British Columbia government because we failed to keep the property in good standing. We inadvertently failed to pay the yearly fee of $1,000 to the Mineral Titles Branch, or instead complete and file assessment work equivalent to $1,000 prior to August 7, 2004. However, we have re-staked the claim on September 2, 2004.

To become profitable and competitive, we need to research and conduct an exploration program of our properties before we start production of any minerals we may find. We are seeking financing to provide for the capital required to implement our research and exploration programs.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of Operations From Inception to May 31, 2004

We did not earn any revenues during the period from inception to May 31, 2004. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the pre-exploration stage of our business and we can provide no assurance that we will commence exploration of mineral resources on our properties, or if we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred operating expenses in the amount of $27,768 for the period from inception on April 11, 2002 to May 31, 2003; and operating expenses were $34,365 for fiscal 2004. Legal and accounting fees accounted for the majority of the expenses incurred by the Company, $23,952 and $21,420 since inception to May 31, 2003 and in fiscal 2004, respectively . In fiscal 2004, we paid John Mirko a $9,230 consulting fee for providing management and advisory services.

We incurred a loss in the amount of $27,768 for the period from inception of April 11, 2002 to May 31, 2003; and $34,365 in fiscal 2004. Our loss was attributable to operating expenses, professional fees and administrative expenses.

Liquidity and Capital Resources

We had cash of $160 as of May 31, 2003, and $4,749 as of May 31, 2004. We anticipate that we will incur for the next 12 months:

- $32,500 in connection with the completion of Phase I of our recommended geological work program, if we decide to proceed with this phase; and

- $5,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934,

If results from Phase I are favourable, we will need $195,000 for Phase II operations.

The Company will only be able to operate after it receives capital funding. The Company hopes to raise sufficient funding from the sale of our common stock to fund Phase I of our exploration program, should we decide to proceed. Without necessary cash flow, the Company may be dormant during the next twelve months, or until such time as necessary funds are raised in the equity securities market.

Management is committed, if necessary, to provide sufficient working capital to support and preserve the integrity of the corporate entity.

Item 7.  Financial Statements

BARNABUS ENTERPRISES LTD.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

MAY 31, 2004

INDEPENDENT AUDITORS' REPORT

BALANCE SHEETS

STATEMENTS OF OPERATIONS AND DEFICIT

STATEMENT OF STOCKHOLDERS' EQUITY

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Barnabus Enterprises Ltd.

We have audited the balance sheets of Barnabus Enterprises Ltd. as at May 31, 2004 and 2003 and the statements of operations, stockholders' equity and cash flows for the years then ended and for the period from April 11, 2002 (Inception) to May 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at May 31, 2004 and 2003 and the results of its operations, changes in stockholders' equity and cash flows for the years then ended and for the period from April 11, 2002(Inception) to May 31, 2004 in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has been in the exploration stage since its inception on April 11, 2002. Realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ DALE MATHESON CARR-HILTON LABONTE

Vancouver, B.C.	DALE, MATHESON, CARR-HILTON LABONTE
August 17,2004	CHARTERED ACCOUNTANTS

BARNABUS ENTERPRISES LTD.
(An Exploration Stage Company)

BALANCE SHEETS

MAY 31,
2004 $	2003 $

ASSETS
CURRENT ASSETS
Cash	4,749	160
	4,749	160
OTHER ASSETS
Deferred share offering costs (Note 2)	10,734	10,676
	15,483	10,836

LIABILITIES
CURRENT LIABILITIES
Accounts payable	37,744	33,235
Due to related party (Note 3)	8,802	1,869
	46,546	35,104

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock (Note 4) Authorized 1,125,000,000 (75,000,000 pre-split) common shares, each with par value of $0.001 Issued and outstanding 48,855,000 (3,257,000 pre-split) common shares (2003 - 14,250,000, 950,000 pre-split)	3,257	950
Additional paid-in capital	27,813	2,550
Deficit accumulated during the exploration stage	(62,133)	(27,768)
	(31,063)	(24,268)
	15,483	10,836

The accompanying notes are an integral part of these financial statements.

BARNABUS ENTERPRISES LTD.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
	April 11, 2002 (inception) to May 31, 2004 $	Year ended
		May 31, 2004 $	May 31, 2003 $
EXPENSES
Consulting fees	9,230	9,230	---
Interest and bank charges	400	307	93
Legal and accounting	45,373	21,420	2,500
Exploration costs (Note 5)	5,500	2,000	---
Miscellaneous and foreign exchange	1,630	1,408	223
	62,133	34,365	2,816

NET LOSS FOR THE YEAR	(62,133)	(34,365)	(2,816)

BASIC LOSS PER SHARE		$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (Note 4a)		47,763,678	7,546,233

The accompanying notes are an integral part of these financial statements.

BARNABUS ENTERPRISES LTD.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY

	Common stock		Additional Paid-In Capital $	Deficit Accumulated during the Exploration Stage $	Total $
	Number of Shares	Amount $
Issuance of common stock at $0.007 per share (Note 4a)	500,000	500	3,000	---	3,500

Net loss for the period	---	---	---	(24,952)	(24,952)

Balance, May 31, 2002	500,000	500	3,000	(24,952)	(21,452)

Issuance of common stock at $0.01 per share (Note 4a)	450,000	450	4,050	---	4,500

Subscriptions receivable (Note 4c)	---	---	(4,500)	---	(4,500)

Net loss for the year	---	---	---	(2,816)	(2,816)

Balance, May 31, 2003	950,000	950	2,550	(27,768)	(24,268)

Issuance of common stock at $0.01 per share (Note 4a)	2,307,000	2,307	20,763	---	23,070

Subscriptions received (Note 4c)	---	---	4,500	---	4,500

Implementation of 15:1 forward stock split (Note 4a)	45,598,000	---	---	---	---

Net loss for the year	---	---	---	(34,365)	(34,365)

Balance May 31, 2004	48,855,000	3,257	27,813	(62,133)	(31,063)

The accompanying notes are an integral part of these financial statements.

BARNABUS ENTERPRISES LTD.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
	April 11, 2003 (Inception) To May 31, 2004 $	Year ended
		May 31, 2004 $	May 31, 2003 $
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the year	(62,133)	(34,365)	(2,816)
Changes in non-cash working capital:
Accounts payable	37,744	4,509	5,007
Net cash provided by (used in) operating activities	(24,389)	(29,856)	2,191

CASH FLOWS FROM INVESTING ACTIVITIES
Deferred share offering costs	(10,734)	(58)	(3,370)
Net cash used in investing activities	(10,734)	(58)	(3,370)
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	8,802	6,933	555
Common shares issued for cash	31,070	27,570	---
Net cash provided by financing activities	39,872	34,503	555

INCREASE IN CASH	4,749	4,589	(624)

CASH, beginning of year	---	160	784

CASH, end of year	4,749	4,749	160

The accompanying notes are an integral part of these financial statements.

BARNABUS ENTERPRISES LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR MAY 31, 2004
1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Barnabus Enterprises Ltd. (the "Company") filed for incorporation on April 11, 2002 under the laws of the state of Nevada primarily for the purpose of acquiring, exploring and developing mineral properties.

The company is actively seeking additional capital to explore for metals, including gold and other valuable minerals, on the recently acquired property, the Mount Claim, in British Columbia, Canada.

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America with the on-going assumption applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The continued operations of the Company and the recoverability of the carrying value of assets is dependent upon the ability of the Company to obtain necessary financing to fund future operations and ultimately to attain profitable operations. However, there are inherent uncertainties in mining operations and management cannot provide assurances that it will be successful in this endeavour. The Company has not yet determined whether the property contains reserves that are economically recoverable. To May 31,2004, the Company has a working capital deficit of $41,797 and has incurred losses since inception totalling $62,133. Management's plans include obtaining additional capital through debt/equity financing.

The Company will depend almost exclusively on outside capital to complete its exploration activities. Such outside capital will include the sale of additional stock and may include commercial borrowing. There can be no assurance that capital will be available as necessary to meet these exploration costs or, if the capital is available, that it will be on terms acceptable to the Company. The issuances of additional equity securities by the Company may result in a significant dilution in the equity interests of its current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company's liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected.

Given the Company's limited operating history, lack of sales, and its operating losses, there can be no assurance that it will be able to achieve or maintain profitability. Accordingly, these factors raise substantial doubt about the Company's ability to continue as a going concern.
2. SIGNIFICANT ACCOUNTING POLICIES

a) Exploration stage company

The Company complies with Financial Accounting Standard Board Statement No. 7 and The Securities and Exchange Commission Exchange Act Guide 7 for its characterization of the Company as Exploration stage.

BARNABUS ENTERPRISES LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR MAY 31, 2004
2. SIGNIFICANT ACCOUNTING POLICIES - CONT'D

b) Exploration stage activities

The Company has been in the exploration stage since its formation on April 11, 2002 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Upon location of a commercial mineable reserve, the Company expects to actively prepare the site for extraction and enter into the development stage.

c) Accounting method

The Company's financial statements are prepared using the accrual method of accounting.

d) Basic and diluted loss per share

Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted loss per share were the same, as there were no common stock equivalents outstanding. (Note 4a)

e) Cash and cash equivalents

For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

f) Provision for taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

At May 31, 2004, the Company had an accumulated net operating loss of $62,133.

The realization of the benefits from the deferred tax asset appears uncertain due to the Company's limited operating history. Accordingly, a valuation allowance has been recorded which offsets the deferred tax asset at the end of the year.

BARNABUS ENTERPRISES LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED MAY 31, 2004
2. SIGNIFICANT ACCOUNTING POLICIES - CONT'D

g) Use of estimates

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

h) Impaired asset policy

In accordance with the requirements of SFAS No. 144, the Company determined the carrying value of its long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. The costs incurred to acquire a mineral claim (Note 5) was expensed in 2002 as exploration costs.

i) Exploration costs

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified.  To date the Company has not established any proven reserves on its mineral properties.

j) Foreign currency translation

The Company has adopted Financial Accounting Standard No.52. There were no foreign currency translation adjustments required at May 31, 2004. The Company will record future foreign currency translation results as a separate component of stockholders equity.

k) Derivative instruments

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

At May 31, 2004, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

l) Deferred share offering costs

Deferred share offering costs represent professional fees and other expenses related to filing registration statements with the Securities and Exchange Commission in anticipation of a planned share offering. These costs will be netted against proceeds of the offering when it completes

BARNABUS ENTERPRISES LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED MAY 31, 2004
2. SIGNIFICANT ACCOUNTING POLICIES - CONT'D

m) Stock-based compensation

In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure ("SFAS No. 148"), an amendment of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company for the year ended May 31, 2003. The adoption of SFAS 148 has not had an impact on the Company's financial position or results of operations.

The Company has elected to continue to account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion NO. 25, "Accounting for Stock Issued to Employees", ("APB No.25") and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 as described above. In addition, in accordance with SFAS No. 123 the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants. Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company's stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past service and pro-rata for future service over the option-vesting period.

In accordance with SFAS No. 123, the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants.

The Company accounts for equity instruments in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services" ("EITF 96-18"). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

As at May 31, 2004 the Company had not granted any stock options.

BARNABUS ENTERPRISES LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED MAY 31, 2004
2. SIGNIFICANT ACCOUNTING POLICIES - CONT'D

n) Recent Accounting Pronouncements

In June, 2002, the FASB issued SFAS No.146, "Accounting for Costs Associated with Exit or Disposal Activities." Such standard requires costs associated with exit or disposal activities (including restructurings) to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan. SFAS No.146 nullifies EITF Issue No.94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". Under SFAS No.146, a liability related to an exit or disposal activity is not recognized until such liability has actually been incurred whereas under EITF Issue No.94-3 a liability was recognized at the time of a commitment to an exit or disposal plan. The provisions of this standard are effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a material effect on the Company's financial position or results of operations.

In April 2003, the Financial Accounting Standards Board issued SFAS No.149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No.149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material effect on the Company's financial position or results of operations.

In May 2003, SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", was issued. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Generally, a financial instrument, whether in the form of shares of otherwise, that is mandatory redeemable, i.e. that embodies an unconditional obligation requiring the issuer to redeem it by transferring its shares or assets at a specified or determinable date (or dates) or upon an event that is certain to occur, must be classified as a liability (or asset in some circumstances). In some cases, a financial instrument that is conditionally redeemable may also be subject to the same treatment. This Statement does not apply to features that are embedded in a financial instrument that is not a derivative (as defined) in its entity. For public entities, this Statement is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SAFA 150 did not affect the Company's financial position or results of operations.

BARNABUS ENTERPRISES LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED MAY 31, 2004
2. SIGNIFICANT ACCOUNTING POLICIES - CONT'D

n) Recent Accounting Pronouncements - Cont'd

In November 2002, the FASB issued FASB Interpretation No.45, "Guarantor's Accounting for Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No.5, 57 and 107 and rescission of FASB Interpretation No.34, Disclosure of Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 clarifies the requirements for a guarantor's accounting for, and disclosure of, certain guarantees issued and outstanding. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation also incorporates without reconsideration the guidance in FASB Interpretation No.34, which is being superseded. The adoption of FIN 45 did not affect the Company's financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No.46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletins ("ARB") No.51, Consolidated Financial Statements ("FIN 46"). FIN 46 applies immediately to variable interest entitles created after January 31, 2003, and in the first interim period beginning after June 15, 2003 for variable interest entities created prior to January 31, 2003. The interpretation explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity. The interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. The adoption of FIN 46 did not affect the Company's financial position or results of operations.

BARNABUS ENTERPRISES LTD.
(A Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED MAY 31, 2004
3. RELATED PARTY

An officer of the Company has advanced monies to the Company for the payment of legal fees. This amount is unsecured, is non-interest bearing, and has no fixed terms for repayment.
4. COMMON STOCK

Authorized: 1,125,000,000 (75,000,000 pre-split) with $0.001 par value per share

a) 45,598,000 shares of common stock were issued to current shareholders as part of the 15:1 forward stock split which was occurred on March 3, 2004. As a result of this stock split, the authorized share capital increased from 75,000,000 to 1,125,000,000, and the number of shares issued and outstanding increased from 3,257,000 to 48,855,000. The par value of the stock remained as $0.001 per share. All reference to the number of shares outstanding in the financial statements and notes to the financial statements, with the exception of the Statements of Stockholders' Equity, to common stock or average number of common shares outstanding for current and comparative years reflect the value of common stock after the effects of the 15:1 split.

b) During 2002, 7,500,000 shares (500,000 pre-split) of common stock were issued to officers and directors for cash. There was no public offering of any securities. These shares were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933. Shares were issued for a total cash consideration of $3,500.

c) During 2003, 6,750,000 shares (450,000 pre-split) of common stock were issued. Shares were issued for a total cash consideration of $4,500, which was received in 2004.

d) During 2004, 34,605,000 shares (2,307,000 pre-split) of common stock were issued. Shares were issued for a total cash consideration of $23,070.

BARNABUS ENTERPRISES LTD.
(A Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR MAY 31, 2004
5. MINERAL CLAIM

Pursuant to a purchase agreement dated April 11, 2003, the Company acquired an undivided 100% interest of one mineral claim in the Liard Mining Division in the Toodoggone area of North-Central British Columbia, Canada, for a cash payment of $4,710.

Under the agreement, if the Company fails to spend $100,000 on the property prior to December 31, 2005, the Company will be required to transfer the property back to the previous owner unless the Company exercises its right to extend the agreement to a maximum of two additional years to December 31, 2007, by paying $2,000 per year from December 31, 2003 to December 31, 2006. All extension payments may be deducted against the net smelter return royalty. $2,000 was paid during the current year. The claim is subject to a 3% net smelter return royalty.

The Company has a right to purchase up to an aggregate of sixty percent (60%) of such royalty interest at a price of $1,000,000 for each thirty percent (30%) interest.

As there are no proven mineral reserves on the property and in view of the uncertainty with respect to recovery of costs incurred to acquire the claim, all amounts spent on the property were expensed as incurred.

Item 8.  Changes In and Disagreements with Accountants

None.

Item 8A.  Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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
Name of Director	Age	Term Served	Positions
Victoria Chen	36	since April 2002	President, Secretary and Director
Kerry Nagy	32	since April 2002	Treasurer & Director

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

Ms. Chen devotes approximately 20% (or 8 hours per week) of her business time to Barnabus, and Mr. Nagy devotes approximately 5% (or 2 hours per week) of his business time to Barnabus.

Compliance with Section 16(a) of the Exchange Act

The Company's directors and executive officers made all required filings pursuant to Section 16(a) of the Securities Exchange Act of 1934, except as follows:

Victoria Chen and Kerry Nagy were each late in filing a report of changes in ownership of equity securities of the Company (on Form 5) regarding the additional shares they received as a result of the 15:1 forward stock split of the Company's common stock in March, 2004.

Item 10.  Executive Compensation

The following table sets forth in summary form the compensation received by (i) the Principal Executive Officer of the Company and (ii) by each other executive officer of the Company who received in excess of $100,000 during the fiscal years ending May 31, 2002, May 31, 2003 and May 31, 2004. The Company was incorporated on April 11, 2002.
Name and Principal Position	Fiscal Year	Salary	Bonus	Other Annual Compen- sation	Restricted Stock Awards	Options Granted
Victoria Chen, President and Secretary (Principal Executive Officer)	2004 2003 2002	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Option/SAR Grants

No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to any executive officer or any director since our inception, accordingly, no stock options have been exercised by any of the officers or directors in the fiscal year ended May 31, 2004.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of September 2, 2004 concerning the common stock owned by each officer and director of the Company, and each other person known to the Company to be the beneficial owner of more than 5% of the Company's common stock. Unless otherwise indicated, the address for each listed stockholder is c/o Barnabus Enterprises Ltd., 2006 - 1500 Hornby Street, Vancouver, British Columbia V6Z 2R1.
Name and Address	Shares Owned	Percentage
Victoria Chen	3,750,000	7.7%
Kerry K.W. Nagy	5,650,000 (1)	11.6%
All officers and directors as group (3 persons):	---------------------- 9,400,000 ==========	-------------------- 19.3% ==========

Note (1): Includes 2,025,000 shares held by his wife and immediate family members which Mr. Nagy disclaims ownership.

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

During the fiscal year ended May 31, 2004, an officer of the Company advanced monies to the Company for the payment of legal fees. This amount is unsecured, is non-interest bearing and has no fixed terms for repayment.

Item 13.  Exhibits

Exhibit No.	Description of Exhibit
3.1(1)	Articles of Incorporation
3.2(2)	Amended Articles of Incorporation effective March 3, 2004
3.3(1)	Bylaws
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)   Incorporated by reference to same exhibit filed with the Company's Form SB-2 Registration Statement on August 1, 2002.

(2)   Incorporated by reference to same exhibit filed with the Company's Quarterly Report on Form 10-QSB for the Quarterly Period ended February 29, 2004.

Item 14.  Principal Accountant Fees and Services

1) Audit Fees - The aggregate fees billed us for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements is $8,250 for the fiscal year ended May 31, 2004 and $6,382 for the fiscal year ended May 31, 2003.

2) Audit-Related Fees - Nil.

3) Tax Fees - Nil.

4) All Other Fees - Nil.

5) Not applicable.

6) Not Applicable.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
BARNABUS ENTERPRISES LTD.
Date: September 3, 2004	By: /s/ Victoria Chen Victoria Chen, Director, President and Secretary

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.
Signatures	Title	Date
/s/ Victoria Chen Victoria Chen	President, Secretary and Director (Principal Executive Officer)	September 3, 2004
/s/ Kerry K.W. Nagy Kerry K.W. Nagy	Treasurer and Director (Principal Financial Officer)	September 3, 2004