Form 10QSB
period 2004-08-31
BARNABUS ENTERPRISES LTD
filed 2004-10-20
CIK 1176193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

☒     Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended August 31, 2004

❑    Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________________ to ________________

Commission file number 000-50450

BARNABUS ENTERPRISES LTD.
(Exact name of small business issuer as specified in its charter)

Nevada (State of Incorporation)	98-0370750 (I.R.S. Employer Identification No.)
2006 - 1500 Hornby Street, Vancouver, BC V6Z 2R1 Telephone No.: (604) 889-8888 (Address and telephone number of Registrant's principal executive offices and principal place of business)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ❑

As of October 19, 2004, the Company had 49,950,000 outstanding shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BARNABUS ENTERPRISES LTD.
(An Exploration Stage Company)

BALANCE SHEETS
August 31, 2004 $	May 31, 2004 $

ASSETS
CURRENT ASSETS
Cash	644	4,749
OTHER ASSETS
Deferred offering costs (Note 2)	10,734	10,734
	11,378	15,483

LIABILITIES
CURRENT LIABILITIES
Accounts payable	39,192	37,744
Related party payable (Note 3)	5,315	8,802
	44,507	46,546

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock (Note 4) Authorized 1,125,000,000 (75,000,000 pre-split) common shares, each with par value of $0.001 Issued and outstanding 48,855,000 (3,257,000 pre-split) common shares (2003 - 14,250,000, 950,000 pre-split)	3,257	3,257
Additional paid-in capital	27,813	27,813
Deficit accumulated during the exploration stage	(64,199)	(62,133)
	(33,129)	(31,063)
	11,378	15,483

The accompanying notes are an integral part of these financial statements.

BARNABUS ENTERPRISES LTD.
(An Exploration Stage Company)

STATEMENT OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 2004

(IN U.S. DOLLARS)
	April 11, 2002 (inception) to August 31, 2004 $	Three Months Ending
		August 31, 2004 $	August 31, 2003 $
EXPENSES
Consulting fees	9,230	-	-
Interest and bank charges	457	57	76
Legal and accounting	45,970	597	595
Exploration costs (Note 5)	5,500	-	-
Miscellaneous and foreign exchange	3,042	1,412	343
	64,199	2,066	1,014

NET LOSS FOR THE PERIOD	(64,199)	(2,066)	(1,014)

BASIC LOSS PER SHARE		$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (Note 4a)		48,855,000	2,965,181

The accompanying notes are an integral part of these financial statements.

BARNABUS ENTERPRISES LTD.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY

	Common stock		Additional Paid-In Capital $	Deficit Accumulated during the Exploration Stage $	Total $
	Number of Shares	Amount $
Issuance of common stock
at $0.007 per share (Note 4b)	500,000	500	3,000	---	3,500

Net loss for the period	---	---	---	(24,952)	(24,952)

Balance, May 31, 2002	500,000	500	3,000	(24,952)	(21,452)

Issuance of common stock
at $0.001 per share (Note 4c)	450,000	450	4,050	---	4,500

Subscriptions receivable			(4,500)		(4,500)
(Note 4c)

Net loss for the year	---	---	---	(2,816)	(2,816)

Balance, May 31, 2003	950,000	950	2,550	(27,768)	(24,268)

Issuance of common stock
at $0.001 per share (Note 4d)	2,307,000	2,307	20,763	---	23,070

Subscriptions received			4,500		4,500

Implementation of 15:1
forward stock split (Note 4a)	45,598,000	---	---	---	---

Net loss for the year	---	---	---	(34,365)	(34,365)

Balance at May 31, 2004	48,855,000	3,257	27,813	(62,133)	(31,063)

Net loss for the quarter	---	---	---	(2,066)	(2,066)

Balance at August 31, 2004	48,855,000	3,257	27,813	(64,199)	(33,129)

The accompanying notes are an integral part of these financial statements.

BARNABUS ENTERPRISES LTD.
(An Exploration Stage Company)

STATEMENT OF CASH FLOWS
	April 11, 2002 (Inception) to August 31, 2004 $	Three months ended
		August 31, 2004 $	August 31, 2003 $
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(64,199)	(2,066)	(1,014)
Changes in non-cash working capital:
Accounts payable	39,192	1,448	(873)
Net cash used in operating activities	(25,007)	(618)	(1,887)

CASH FLOWS FROM INVESTING ACTIVITIES
Deferred share offering costs	(10,734)	---	(58)
Net cash used in investing activities	(10,734)	---	(58)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayments to) related parties	5,315	(3,487)	(1,340)
Issue of share capital	31,070	---	18,445
Net cash provided by financing activities	36,385	(3,487)	17,105

INCREASE (DECREASE) IN CASH	644	(4,105)	15,160

CASH, beginning of period	---	4,749	160

CASH, end of period	644	644	15,320

The accompanying notes are an integral part of these financial statements.

BARNABUS ENTERPRISES LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED AUGUST 31, 2004
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

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America with the on-going assumption applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The continued operations of the Company and the recoverability of the carrying value of assets is dependent upon the ability of the Company to obtain necessary financing to fund future operations and ultimately to attain profitable operations. However, there are inherent uncertainties in mining operations and management cannot provide assurances that it will be successful in this endeavour. The Company has not yet determined whether the property contains reserves that are economically recoverable. To August 31,2004, the Company has a working capital deficit of $43,863 and has incurred losses since inception totalling $64,199. Management's plans include obtaining additional capital through debt/equity financing.

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

BARNABUS ENTERPRISES LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED AUGUST 31, 2004
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

At August 31, 2004, the Company had an accumulated net operating loss of $64.199.

The realization of the benefits from the deferred tax asset appears uncertain due to the Company's limited operating history. Accordingly, a valuation allowance has been recorded which offsets the deferred tax asset at the end of the year.

BARNABUS ENTERPRISES LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED AUGUST 31, 2004
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

j) Foreign currency translation

The Company has adopted Financial Accounting Standard No.52. There were no foreign currency translation adjustments required at August 31, 2004. The Company will record future foreign currency translation results as a separate component of stockholders equity.

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

At August 31, 2004, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

l) Deferred share offering costs

Deferred share offering costs represent professional fees and other expenses related to filing registration statements with the Securities and Exchange Commission in anticipation of a planned share offering. These costs will be netted against proceeds of the offering when it completes.

BARNABUS ENTERPRISES LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED AUGUST 31, 2004
2. SIGNIFICANT ACCOUNTING POLICIES - CONT'D

m) Stock-based compensation

In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure ("SFAS No. 148"), an amendment of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company for the three months ended August 31, 2003. The adoption of SFAS 148 has not had an impact on the Company's financial position or results of operations.

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

As at August 31, 2004 the Company had not granted any stock options.

BARNABUS ENTERPRISES LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED AUGUST 31, 2004
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

BARNABUS ENTERPRISES LTD.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED AUGUST 31, 2004
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

BARNABUS ENTERPRISES LTD.
(A Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED AUGUST 31, 2004
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

Management is attempting to raise additional capital through private placements of its common stock and exploring other financing opportunities, in order to initiate Phase I of our exploration program.

Results of Operations For Period Ending August 31, 2004

We did not earn any revenues during the period ending August 31, 2004. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the pre-exploration stage of our business and we can provide no assurance that we will commence exploration of mineral resources on our properties, or if we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

During the three months period ended August 31, 2004, we incurred operating expenses in the amount of $2,066. These operating expenses included payments of professional fees in the amount of $597 in connection with our continuous disclosure obligations; and $57 for interest and bank charges.

We incurred a loss in the amount of $2,066 for the three months period ended August 31, 2004. Our loss was attributable to operating expenses, consulting and professional fees and administrative expenses.

Liquidity and Capital Resources

We had cash of $644 as of August 31, 2004. We anticipate that we will incur for the next 12 months:

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

Item 3.  Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended August 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Potential investors should be aware that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II  -  OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

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

BARNABUS ENTERPRISES LTD.
Date: October 20, 2004	By: /s/ Victoria Chen Victoria Chen, President, Secretary and Director
Date: October 20, 2004	By: /s/ Kerry Nagy Kerry Nagy, Treasurer and Director