Form 10QSB
period 2004-11-30
BARNABUS ENTERPRISES LTD
filed 2005-01-21
CIK 1176193

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

|X|  Quarterly report pursuant section 13 or 15(d) of the Securities Exchange
     Act of 1934
     For the quarterly period ended November 30, 2004

|_|  Transition report pursuant section 13 or 15(d) of the Securities Exchange
     Act of 1934
     For the transition period from ________________ to ________________

                        Commission file number 000-50450

                            BARNABUS ENTERPRISES LTD.
        (Exact name of small business issuer as specified in its charter)

        Nevada                                           98-0370750
(State of Incorporation)                    (I.R.S. Employer Identification No.)

                2006 - 1500 Hornby Street, Vancouver, BC V6Z 2R1
                          Telephone No.: (604) 889-8888
             (Address and telephone number of Registrant's principal
               executive offices and principal place of business)

Check whether the issuer (1) filed all reports required to be filed by Section
13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of January 19, 2005, the Company had 46,668,750 outstanding shares of common stock.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                            BARNABUS ENTERPRISES LTD.
                         (An Exploration Stage Company)
                                 BALANCE SHEETS

                                                          Nov. 30,      May 31,
                                                           2004          2004
                                                             $             $
                                                        (Unaudited)    (Audited)
                                                         ---------     ---------
                                     ASSETS
CURRENT ASSETS
      Cash                                                    976         4,749
      Prepaid expenses                                      1,752            --
                                                         ---------     ---------
                                                            2,728         4,749
OTHER ASSETS
      Deferred offering costs (Note 2k)                        --        10,734
                                                         ---------     ---------
                                                            2,728        15,483
                                                         =========     =========

                                   LIABILITIES
CURRENT LIABILITIES
      Accounts payable                                      1,686        37,744
      Related party payable (Note 3)                       56,308         8,802
                                                         ---------     ---------
                                                           57,994        46,546
                                                         ---------     ---------

                         STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock (Note 4)
Authorized                                                  4,102         3,257
  1,134,771,000 common shares, each with par
  value of $0.001
Issued and outstanding
  46,688,750 common shares (2003 - 14,250,000)

Additional paid-in capital                                 17,329        27,813

Deficit accumulated during the exploration stage          (76,697)      (62,133)
                                                         ---------     ---------

                                                          (55,266)      (31,063)
                                                         ---------     ---------
                                                            2,728        15,483
                                                         =========     =========

The accompanying notes are an integral part of these interim financial statements.

                            BARNABUS ENTERPRISES LTD.
                         (An Exploration Stage Company)
                         INTERIM STATEMENT OF OPERATIONS

                      THREE MONTHS ENDED NOVEMBER 30, 2004
                                (IN U.S. DOLLARS)
                                   (Unaudited)

                           April 11, 2002
                           (inception) to     Three Months Ending        Six Months Ending
                             November 30,         November 30,              November 30,
                                2004           2004         2003         2004         2003
                                  $             $            $            $            $
                           --------------  -----------  -----------  -----------  -----------
EXPENSES
 Consulting fees                  9,230             --           --           --           --
 Consulting fees - stock
  based compensation              1,095          1,095           --        1,095           --
 Exploration costs (Note 5)       5,500             --           --           --           --
 Professional fees               49,695          3,725        3,143        4,322        3,738
 Office and general              11,177          7,678          758        9,147        1,177
                             ----------    -----------  -----------  -----------  -----------
                                 76,697         12,498        3,901       14,564        4,915

NET LOSS FOR THE PERIOD         (76,697)       (12,498)      (3,901)     (14,564)      (4,915)
                             ==========    ===========  ===========  ===========  ===========

BASIC LOSS PER SHARE                            $(0.00)      $(0.00)      $(0.00)      $(0.00)
                                           ===========  ===========  ===========  ===========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING
                                            48,254,712   34,605,000   48,558,118   33,754,923
                                           ===========  ===========  ===========  ===========

The accompanying notes are an integral part of these interim financial statements.

                            BARNABUS ENTERPRISES LTD.
                         (An Exploration Stage Company)

                         INTERIM STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                               April 11, 2002
                                               (Inception) to     Six months ended
                                                November 30,        November 30,
                                                    2004          2004        2003
                                                      $             $           $
                                               --------------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                           (76,697)      (14,564)     (4,915)
  Adjustments to reconcile net loss to cash:
    Deferred share offering costs                   (10,734)           --         (58)
    Shares issued for services rendered               1,095         1,095          --
  Changes in non-cash working capital:
    Prepaid Expenses                                 (1,752)       (1,752)         --
    Accounts payable                                  1,686       (36,058)        382
                                                 ----------    ----------  ----------
Net cash used in operating activities               (86,402)      (51,279)     (4,591)
                                                 ----------    ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from (repayments to) related parties      56,308        47,506      (1,414)
  Issuance of share capital                          31,070            --      27,570
                                                 ----------    ----------  ----------

Net cash provided by financing activities            87,378        47,506      26,156
                                                 ----------    ----------  ----------

INCREASE (DECREASE) IN CASH                             976        (3,773)     21,565

CASH, beginning of period                                --         4,749         160
                                                 ----------    ----------  ----------

CASH, end of period                                     976           976      21,725
                                                 ==========    ==========  ==========

SUPPLEMENTAL DISCLOSURES
      Interest paid in cash                              --            --          --
      Income taxes paid in cash                          --            --          --

The accompanying notes are an integral part of these interim financial statements.

                            BARNABUS ENTERPRISES LTD.
                         (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED NOVEMBER 30, 2004
                                   (UNAUDITED)

1.  NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Barnabus Enterprises Ltd. (the "Company") was incorporated on April 11, 2002 under the laws of the state of Nevada primarily for the purpose of acquiring, exploring and developing mineral properties.

The company is actively seeking additional capital and management to explore for metals, including gold and other valuable minerals, on the recently acquired property, the Mount Claim, in British Columbia, Canada.

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America with the on-going assumption applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The continued operations of the Company and the recoverability of the carrying value of assets is dependent upon the ability of the Company to obtain necessary financing to fund future operations and ultimately to attain profitable operations. However, there are inherent uncertainties in mining operations and management cannot provide assurances that it will be successful in this endeavour. The Company has not yet determined whether the property contains reserves that are economically recoverable. To November 30, 2004, the
Company has a working capital deficit of $55,266 and has incurred losses since inception totalling $76,697. Management's plans include obtaining additional capital through debt/equity financing.

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

Comparative Figures

Certain amounts presented for comparative purposes have been reclassified to conform with the presentation adopted in the current reporting period.

                            BARNABUS ENTERPRISES LTD.
                         (An Exploration Stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED NOVEMBER 30, 2004
                                   (UNAUDITED)

1.  NATURE OF OPERATIONS AND BASIS OF PRESENTATION - CONT'D

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended May 31,
2004 included in the Company's Annual Report on Form 10-KSB filed with the
Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the
Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended November 30, 2004 are not necessarily indicative of the results that may be expected for the year ending
May 31, 2005.

2.  SIGNIFICANT ACCOUNTING POLICIES

     a)   Basis of accounting
          Theses financial statements have been prepared in accordance with
          United States generally accepted accounting principles and are expressed in United States dollars.

     b)   Exploration stage company
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

                            BARNABUS ENTERPRISES LTD.
                         (An Exploration Stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED NOVEMBER 30, 2004
                                   (UNAUDITED)

2.  SIGNIFICANT ACCOUNTING POLICIES - CONT'D

     c)   Basic and diluted loss per share
          The Company computes net income (loss) per share in accordance with
          SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares  outstanding (denominator)
          during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted  method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. Basic and diluted losses per share were the same, as there were no common stock equivalents outstanding.
          (Note 4a)

     d)   Cash and cash equivalents
          The Company considers all short-term debt securities purchased with a maturity of three months or less at the time of issuance to be cash equivalents.

     e)   Provision for taxes
          The Company utilizes the liability method of accounting for income taxes as set forth in SFAS No. 109, "Accounting for Income Taxes".
          Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.

     f)   Use of estimates
          The  preparation of financial statements in accordance with United
          States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from management's best estimates as additional information becomes available in the future.

     g)   Impaired asset policy
          In accordance with the requirements of SFAS No. 144, the Company determined the carrying value of its long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. The costs incurred to acquire a mineral claim
          (Note 5) was expensed in 2002 as exploration costs.

                           BARNABUS ENTERPRISES LTD.
                         (An Exploration Stage Company)

                     NOTES TO INTERIM FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED NOVEMBER 30, 2004
                                  (UNAUDITED)

2.  SIGNIFICANT ACCOUNTING POLICIES - CONT'D

     h)   Exploration costs
          Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date the Company has not established any proven reserves on its mineral properties.

     i)   Foreign currency translation
          The Company has adopted Financial Accounting Standard No.52. There were no foreign currency translation adjustments required at November
          30, 2004. The Company will record future foreign currency translation results as a separate component of stockholders equity.

     j)   Derivative instruments
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

          At November 30, 2004, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

     k)   Deferred share offering costs
          Deferred share offering costs represent professional fees and other expenses related to filing registration statements with the Securities and Exchange Commission in anticipation of a planned share offering.
          These costs are netted against proceeds of the offering when it completes.

     l)   Stock-based compensation
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

                            BARNABUS ENTERPRISES LTD.
                         (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED NOVEMBER 30, 2004
                                   (UNAUDITED)

2.  SIGNIFICANT ACCOUNTING POLICIES - CONT'D

     l)   Stock-based compensation (cont'd)
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

          As at November 30, 2004 the Company had not granted any stock options.

     m)   Recent Accounting Pronouncements
          In December 2004, the FASB issued Statement of Financial Accounting
          Standards No. 123(R), Share-Based Payment ("SFAS No. 123(R)"), which requires the compensation cost related to share-based payments, such as stock options and employee stock purchase  plans, be recognized in the financial statements  based on the  grant-date fair value of the award. SFAS No. 123(R) is effective for all interim periods beginning after December 15, 2005. Management is currently evaluating the impact of SFAS No. 123(R) on the Company's financial condition and results of operations. See Note 2 in the Notes to the Consolidated Financial
          Statements for information related to the pro forma  effects on the
          Company's reported net income and net income per share of applying the fair value recognition provisions of the previous Statement of
          Financial Accounting Standards 123, Accounting for Stock-Based
          Compensation, to stock-based employee compensation.

                            BARNABUS ENTERPRISES LTD.
                         (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED NOVEMBER 30, 2004
                                   (UNAUDITED)

2.  SIGNIFICANT ACCOUNTING POLICIES - CONT'D

     m)   Recent Accounting Pronouncements (cont'd)
          In December 2004, the FASB issued Statement of Financial Accounting
          Standards No. 153, Exchanges of Non-monetary Assets, an amendment of
          APB Opinion No. 29, Accounting for Non-monetary Transactions ("SFAS
          No. 153"). SFAS No. 153 requires that exchanges of non-monetary assets are to be measured based on fair value and eliminates the exception for exchanges of non-monetary, similar productive assets, and adds an exemption for non-monetary exchanges that do not have commercial substance. SFAS 151 will be effective for fiscal periods beginning after June 15, 2005. Management does not believe that the adoption of
          SFAS No. 153 will have a material impact on the Company's financial condition or results of operations.

3.  RELATED PARTY

     a)   An officer of the Company has advanced monies to the Company for the payment of legal fees. This amount is unsecured, is non-interest bearing, and has no fixed terms for repayment.

     b)   On October 26, 2004, the Principle Executive Officer and Director of
          the Company resigned. In connection with the resignation, the stocks issued to this individual were surrendered for cancellation, and were returned to treasury (Note 4b).

     c)   All related party transactions are in the normal course of operations and are  measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

4.  COMMON STOCK

     a)   Authorized shares

          Authorized:  1,134,711,000 with $0.001 par value per share.

     45,598,000 shares of common stock were issued to current shareholders on
     March 3, 2004, as part of a 1:15 forward stock split. As a result of this stock split, the authorized share capital increased from 75,000,000 to
     1,125,000,000, and the number of shares issued and outstanding increased from 3,257,000 to 48,855,000. The par value of the stock remained as $0.001 per share. Unless otherwise noted, all references to common stock, common shares outstanding, average numbers of common shares outstanding and per share amounts in these Financial Statements and Notes to Financial
     Statements prior to the effective date of the forward stock split have been restated to reflect the 1:15 forward split on a retroactive basis.

                            BARNABUS ENTERPRISES LTD.
                         (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED NOVEMBER 30, 2004
                                   (UNAUDITED)

4.  COMMON STOCK (CONT'D)

     b)   Private Placements
          During 2002, 7,500,000 shares of common stock were issued to officers and directors for cash. There was no public offering of any securities. These shares were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933.
          Shares were issued for a total cash consideration of $3,500.

          During 2003, 6,750,000 shares of common stock were issued. Shares were issued for a total cash consideration of $4,500, which was received in
          2004.

          During 2004, 34,605,000 shares of common stock were issued. Shares were issued for a total cash consideration of $23,070.

          During the quarter ended November 30, 2004, the Company cancelled and returned to treasury 3,281,250 shares of common stock previously issued to a stockholder (Note 3b).

     c)   Non-Cash Consideration
          Shares issued for non-cash consideration were valued (1) based on the fair value of the services and/or goods provided when these amounts were more readily determinable than the value of the shares at the date of issue; and (2) based on the fair market value of the shares at the date of issue when their value was more readily determinable than the value of the services provided.

          On October 12, 2004, the Company issued 1,095,000 shares of common stock for consulting services. These shares were recorded at an aggregate fair value of $1,095 for services rendered. The Company charged the full amount as consulting services during the three month period ended November 30, 2004.

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

Item 2. Management's Discussion and Analysis of Financial Condition

The following discussion should be read in conjunction with our financial statements and related notes appearing elsewhere in this Form 10-QSB and our
Annual Report on Form 10-KSB/A for our fiscal year ended May 31, 2004. The terms
"the Company," "we," "our" or "us" refer to Barnabus Enterprises Ltd. This discussion contains forward-looking statements based on our current expectations, assumptions, and estimates. The words or phrases "believe,"
"expect," "may," "anticipates," or similar expressions are intended to identify
"forward-looking statements." Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties pertaining to our business, including: (a) our continued
operations and the recoverability of the carrying value of assets is dependent upon our ability to obtain necessary financing to fund future operations and ultimately to attain profitable operations; (b) should we engage in testing and exploration activities, we will be subject to regulatory concerns, including those regulations pertaining to environmental permitting of operations, air quality, water quality and wildlife monitoring, safety regulations, claim filings and maintenance; (c) although management intends to hire outside consultants with sufficient mining and exploration experience and expertise, current management lacks technical training and experience in exploration and mine operations; should we fail to hire such consultants, our operations will be negatively effected; (d) we are a development stage business with a poor financial condition, no revenue generating operations or operating history, and we have not adequately developed our operational plan; accordingly you cannot evaluate future exploration activity or our business prospects; (d) our independent accountants audit report for our Fiscal Year ended May 31, 2004 stated that there is substantial doubt about our ability to continue as a going concern and that our ability to continue as a going concern is highly dependent upon obtaining additional financing for our planned operations; (e) as our report on Form 10-QSB for the quarter ending November 30, 2004 states, there is substantial doubt about our ability to continue as a going concern due to our limited operating history, lack of sales, and operating losses; (e) our
Principal Officer, Kerry Nagy, spends only approximately 20% of his time on our business and operations and is involved in other business interests, which may negatively effect development of our operational plan; (f) we currently have no known mineral resources and should we fail to discover a mineral body or we do not develop an alternative Plan of Operations, we may have to cease conducting operations; (g) our Plan of Operations is in flux and subject to change in light of other possible business prospects, such as the Manyberries Gas Project which is described below in connection with a Letter of Intent we have with various parties; should our business and operations change direction, we will have expended significant costs and time on an operational plan that we may no longer pursue; (h) other risk factors discussed in our periodic filings, which may be accessed at http://www.sec.gov. Statements made herein are as of the date of the filing of this Form 10-QSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Business Overview

We are a start-up, pre-exploration company. We have not yet started our business operations or generated or realized any revenues.

In April 2002, we acquired a 100% undivided mineral interest in the Mount mineral claim, located in Toodoggone area, Liard Mining Division of British
Columbia. Our proposed mineral claim involving this undivided mineral interest is solely exploratory in nature at this stage of our operations. There is no assurance that a mineral deposit exists on the mineral claim until appropriate geological exploration is performed and completed and a final comprehensive evaluation is concluded. There are no mineral reserves on the mineral claim.

In December 2004, we entered into a non-binding Letter of Intent with MB Gas,
Inc., Goldstar Gas Corporation, and other parties, to acquire a 90% interest in
Goldstar Gas Corp.'s Manyberries Gas Project in Southern Alberta, Canada. The
Letter of Intent provides that MB Gas, Inc., a Goldstar Gas Corp. shareholder, will remain as the operator and assist in the project's business development.
The Letter of Intent is subject to due diligence by the parties. Should a definitive agreement be completed, the proposed closing date of the transaction is on or before March 15, 2005.

We intend to undertake necessary due diligence and evaluation of this proposed transaction to determine the capital requirements of incorporating the
Manyberries Gas Project into our operations and whether this project will constitute our primary business. Because the Letter of Intent does not create a binding or enforceable obligation regarding any of the matters contained in the
Letter of Intent, there is no assurance that an agreement to acquire a 90%
interest in Goldstar Gas Corp.'s Manyberries Gas Project will ever be completed.

Plan of Operations

Our entire Plan of Operations is contingent upon obtaining adequate financing of
$257,500 and we will not commence operations until such time that we obtain such financing. We intend to carry out exploration work on the Mount Claim to ascertain the quantities of copper, zinc, silver, gold and other valuable minerals, if any. We will be unable to determine whether or not our mineral claims contain a mineral deposit, or reserve, until appropriate exploratory work is performed and an economic evaluation based on the exploratory work concludes economic viability.

Our Phase I exploration program, will consist of the following steps and approximate costs:

     1)   Trenching on the claim - Trenching involves digging and blasting into the ground up slope of the anomalies originally identified in the soil samples and down into the bedrock. We will hire a prospecting crew to conduct the trenching, which will take approximately 10 days to complete at an approximate cost of $24,900;

     2)   Sampling - Upon completion of the trenching, we will take
          representative samples for mineral content to determine the presence of gold, silver, and copper, if any. We will hire an assayer to conduct this sampling, which will take approximately 7 days to complete at an approximate cost of $2,600;

     3)   Geological analysis of samples - We will contract with independent geologists that conduct geological analysis of the samples to determine the presence of gold, silver, and copper, if any. This analysis will take approximately 7 days to complete at an approximate cost of $3,250.

Our total approximate costs for Phase I are $32,500.

Our Phase I exploration of the mineral claim will not require us to buy or sell any plant or significant equipment or to conduct any research that will entail material expenses. Additionally, we do not expect that we will have to hire additional employees

Should we be successful in discovering sufficient minerals on the property that warrant further exploration work, we will conduct Phase II, which will consist of the following steps and approximate costs:

     1)   Diamond drill hole sites - Diamond drill hole sites will be spotted based on analysis from the Phase I geological report. We plan to retrieve drill core for analysis from any expected source rock identified (higher probability mineral zones) to explain the anomalous soil sample results. Numerous drill hole sites will be indenitified and collected in order to give the geologist a large sampling of the claim and allow for more in depth analysis of the mineral content

     2)   Sampling and Geological Analysis and Interpretation - This will be conducted in the same manner as the Phase I stage, or as reflected above.

The total cost of this second part of Phase II operations will cost approximately $195,000.

Joint Venture Partner

If the results are positive from Phase I or Phase II, we plan to enter into a joint venture relationship with another company that has experience in the mineral exploration and development business. The joint venture partner may provide funding in terms of additional exploration expenditures, and operational experience if the mineral claim is determined to have any potential for proven mineral reserves. If we enter into a joint venture agreement with another partner, we may have to sell an interest in the claim and issue additional shares in return for exploration funds from the joint venture partner. If our mineral claim has merit, the joint venture partner may act as both a financier and operational partner.

Results of Operations For Period Ending November 30, 2004

We did not earn any revenues during the period ending November 30, 2004. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties, if ever. We are presently in the pre-exploration stage of our business and we can provide no assurance that we will commence exploration of mineral resources on our properties, or if we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

During the three months period ended November 30, 2004, we incurred operating expenses in the amount of $12,498 These operating expenses included consulting and professional fee payments of $1,095; professional fees in the amount of
$3,725 in connection with our corporate and Securities and Exchange Commission filings; and $7,678 for office and general expenses.

We incurred a loss in the amount of $12,498 for the three months period ended
November 30, 2004. Our loss is attributable to the above-described operating expenses, consulting and professional fees and administrative expenses.

Liquidity and Capital Resources

Our auditors have issued a going concern opinion on our audited financial statements for the fiscal years ended May 31, 2004 as we have experienced recurring losses and negative cash flows from operations in these periods. In addition, we have a net capital deficiency. These matters raise substantial doubt about our ability to continue as a going concern.

We cannot satisfy our current cash requirements for our operational plan through our existing capital. We anticipate total estimated operating expenditures of approximately $42,917 per month for our 6 month Plan of Operations or an aggregate of $257,500 for our operational plan; however, as of November 30,
2004, we have cash of only $976, which will not even enable us to pursue any of our planned operations. We anticipate that our Plan of Operations will require the following:

     o    $32,500 in connection with the completion of Phase I of our recommended geological work program, if we decide to proceed with this phase;

     o    $30,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with
          Securities and Exchange Commission reporting requirements;

     o    if results from Phase I are favourable, $195,000 in connection with the completion of Phase I of our recommended geological work program, if we decide to proceed with this phase.

Accordingly, we will be unable to fund our expenses for our entire Phase I Plan of Operations through our existing assets or cash. Although members of our management have agreed to loan us funds for our operational needs, which will assist in meeting our Plan of Operations, there are no assurances that we will receive sufficient funds from management or that they will be adequate to meet our operating needs. Even if our management provides funding to us, we will be required to repay such loans with interest and other possible terms and/or issue shares of our common stock to him, which will dilute your interest in our shares. Moreover, we may still need additional financing through traditional bank financing or a debt or equity offering; however, because we are a development stage company with little operating history, no revenues, and a poor financial condition, we may be unsuccessful in obtaining such financing or the amount of the financing may be minimal and therefore inadequate to implement our
Plan of Operations. In the event that we do not receive financing or our financing is inadequate, we may have to liquidate our business and undertake any or all of the following actions:

     o    Significantly reduce, eliminate or curtail our business, operating and research and development activities so as to reduce operating costs;

     o    Sell, assign or otherwise dispose of our assets, if any, to raise cash or to settle claims by creditors;

     o    Pay our liabilities in order of priority, if we have available cash to pay such liabilities;

     o    If any cash remains after we satisfy amounts due to our creditors, distribute any remaining cash to our stockholders in an amount equal to the net market value of our net assets;

     o    File a Certificate of Dissolution with the State of Nevada to dissolve our corporation and close our business;

     o    Make the appropriate filings with the Securities and Exchange
          Commission so that we will no longer be required to file periodic and other required reports with the Securities and Exchange Commission, if, in fact, we are a reporting company at that time; and

     o    Make the appropriate filings with the National Association of Security
          Dealers to effect a delisting of our stock.

Based upon our current assets, however, we will not have the ability to distribute any cash to our stockholders.

If we have any liabilities that we, or our management on our behalf, are unable to satisfy and we qualify for protection under the U.S. Bankruptcy Code, we may voluntarily file for reorganization under Chapter 11 or liquidation under
Chapter 7. Our creditors may also file a Chapter 7 or Chapter 11 bankruptcy action against us. If our creditors or we file for Chapter 7 or Chapter 11 bankruptcy, our creditors will take priority over our stockholders. If we fail to file for bankruptcy under Chapter 7 or Chapter 11 and we have creditors; such creditors may institute proceedings against us seeking forfeiture of our assets, if any.

We do not know and cannot determine which, if any, of these actions we will be forced to take. If any of these foregoing events occur, you could lose your entire investment in our shares.

At November 30, 2004, we had a working capital deficit of ($55,266) and accumulated losses since inception of $76,697. At November 30, 2004, cash used by operating activities was $51,279 for the six months ended November 30, 2004 and $86,402 from inception to November 30, 2004. Net cash used by financing activities was $87,378 for the six months ended November 30, 2004 and $47,506 from inception to November 30, 2004.

Item 3.  Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based on that evaluation, the Principal
Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended November 30,
2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Potential investors should be aware that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.
There can be no assurance that any design will succeed in achieving its stated
goals under all potential future conditions, regardless of how remote.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

On October 26, 2004, in connection with the resignation of Victoria Chen, our then-President, Ms. Chen agreed to surrender for cancellation 3,281,250 shares of our common stock. These shares were cancelled and returned to our treasury as authorized but unissued shares.

Item 3. Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K

(A) INDEX TO EXHIBITS

Exhibit No.   Description of Exhibit

  3.1(1)      Articles of Incorporation

  3.3(1)      Bylaws

  31          Certifications of Chief Executive Officer and Chief Financial
              Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

  32          Certifications of Chief Executive Officer and Chief Financial
              Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)  Incorporated by reference to same exhibit filed with the Company's Form
SB-2 Registration Statement on August 1, 2002.

(B) REPORTS ON FORM 8-K

On October 28, 2004, we filed a Form 8-K, which stated that on October 26, 2004, our Principal Executive Officer and Director, Victoria Chen, resigned and that
Kerry Nagy, our Principal Financial Officer and a Director, assumed management responsibilities previously that were Victoria Chen's responsibilities. In addition, we announced in that Form 8-K that our Board of Directors appointed
Sam Alberman as a Director.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      BARNABUS ENTERPRISES LTD.

Date:  January 21, 2005             By:  /s/ Kerry Nagy
                                             Kerry Nagy, President and Director

Date:  January 21, 2005             By:  /s/ Sam Alderson
                                             Sam Alderson, Director

