Form 10QSB
period 2005-02-28
BARNABUS ENTERPRISES LTD
filed 2005-04-26
CIK 1176193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[X]    Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended February 28, 2005

[ ]    Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________________ to ________________

Commission file number 000-50450

BARNABUS ENTERPRISES LTD.
 (Exact name of small business issuer as specified in its charter)

Nevada (State of Incorporation)	98-0370750 (I.R.S. Employer Identification No.)
674 Granville Street, PO Box 54035, Vancouver, BC V6C 3P4 Telephone No.: (604) 657- 2246 (Address and telephone number of Registrant's principal executive offices and principal place of business)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ý    No q

As of March 21, 2005, the Company had 46,668,750 outstanding shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BARNABUS ENTERPRISES LTD.
 (An Exploration Stage Company)

BALANCE SHEETS

	Feb. 28, 2005 $ (Unaudited)	May 31, 2004 $ (Audited)
ASSETS

CURRENT ASSETS
Cash	943	4,749

OTHER ASSETS
Deferred offering costs (Note 2k)	-	10,734
	943	15,483

LIABILITIES

CURRENT LIABILITIES
Accounts payable	4,155	37,744
Related party payable (Note 3)	73,095	8,802
	77,250	46,546

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock (Note 4)	4,102	3,257
Authorized
1,125,000,000 common shares, each with par value of $0.001
Issued and outstanding
46,668,750 common shares (2003 - 14,250,000)
Additional paid-in capital	17,329	27,813
Deficit Accumulated during the exploration stage	(97,738)	(62,133)
	(76,307)	(31,063)

	943	15,483

The accompanying notes are an integral part of these interim financial statements.

BARNABUS ENTERPRISES LTD.
 (An Exploration Stage Company)

INTERIM STATEMENT OF OPERATIONS

THREE MONTHS ENDED FEBRUARY 28, 2005

(IN U.S. DOLLARS)

(Unaudited)

	April 11, 2002 (inception) to February 28, 2005	Three Months Ending		Nine Months Ending
		Feb. 28, 2005	Feb. 29, 2004	Feb. 28, 2005	Feb. 29, 2004

EXPENSES
Consulting fees	9,230	-	11,230	-	11,230
Consulting fees - stock based compensation	1,095	-	-	1,095	-
Exploration costs (Note 5)	5,500	-	-	-	987
Professional fees	70,112	20,417	1,388	24,739	5,126
Promotion	595	595	-	595	-
Office and general	11,206	29	384	9,176	574
	97,738	21,041	13,002	35,605	17,917

NET LOSS FOR THE PERIOD	(97,738)	(21,041)	(13,002)	(35,605)	(17,917)

BASIC LOSS PER SHARE		$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING		46,668,750	48,855,000	47,930,777	47,395,907

The accompanying notes are an integral part of these interim financial statements.

BARNABUS ENTERPRISES LTD.
 (An Exploration Stage Company)

INTERIM STATEMENT OF CASH FLOWS

(Unaudited)

	April 11, 2002 (Inception) to February 28, 2005 $	Nine months ended
		Feb. 28,	Feb. 29,
		2005 $	2004 $
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	(97,738)	(35,605)	(17,917)
Adjustments to reconcile net loss to cash:
Deferred share offering costs	(10,734)	---	(58)
Shares issued for services rendered	1,095	1,095	---
Changes in non-cash working capital:
Accounts payable	4,155	(33,589)	(6,831)
Net cash used in operating activities	(103,222)	(68,099)	(24,806)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayments to) related parties	73,095	64,293	(1,869)
Issuance of share capital	31,070	---	27,570
Net cash provided by financing activities	104,165	64,293	25,701

INCREASE (DECREASE) IN CASH	943	(3,806)	895

CASH, beginning of period	---	4,749	160

CASH, end of period	943	943	1,055

SUPPLEMENTAL DISCLOSURES
Interest paid in cash	---	---	---
Income taxes paid in cash	---	---	---

The accompanying notes are an integral part of these interim financial statements.

BARNABUS ENTERPRISES LTD.

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2005

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

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America with the on-going assumption applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The continued operations of the Company and the recoverability of the carrying value of assets is dependent upon the ability of the Company to obtain necessary financing to fund future operations and ultimately to attain profitable operations. However, there are inherent uncertainties in mining operations and management cannot provide assurances that it will be successful in this endeavour.  The Company has not yet determined whether the property contains reserves that are economically recoverable.  To February 28, 2005, the Company has a working capital deficit of $76,307 and has incurred losses since inception totalling $97,738.  Management's plans include obtaining additional capital through debt/equity financing.

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

BARNABUS ENTERPRISES LTD.
 (An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2005

(UNAUDITED)

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION - CONT'D

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended May 31, 2004 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended February 28, 2005 are not necessarily indicative of the results that may be expected for the year ending May 31, 2005.

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

BARNABUS ENTERPRISES LTD.
 (An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2005

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

BARNABUS ENTERPRISES LTD.
 (An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2005

(UNAUDITED)

2. SIGNIFICANT ACCOUNTING POLICIES - CONT'D

h)  Exploration costs

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date the Company has not established any proven reserves on its mineral properties.

i)  Foreign currency translation

The Company has adopted Financial Accounting Standard No.52.  There were no foreign currency translation adjustments required at February 28, 2005.  The Company will record future foreign currency translation results as a separate component of stockholders equity.

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

At February 28, 2005, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

BARNABUS ENTERPRISES LTD.
 (An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2005

(UNAUDITED)

2. SIGNIFICANT ACCOUNTING POLICIES - CONT'D

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

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services" ("EITF 96-18").  Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable.  The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

As at February 28, 2005, the Company had not granted any stock options.

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

BARNABUS ENTERPRISES LTD.
 (An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2005

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

On October 26, 2004, the Principal Executive Officer and Director of the Company resigned.  In connection with the resignation, the shares issued to this individual were surrendered for cancellation, and were returned to treasury (Note 4b)).

All related party transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

4. COMMON STOCK

a)    Authorized shares

Authorized:  1,125,000,000 with $0.001 par value per share.

On March 3, 2004, the company undertook a 1:15 forward stock split.  As a result of this stock split, the authorized share capital increased from 75,000,000 to 1,125,000,000, and the number of shares issued and outstanding increased from 3,257,000 to 48,855,000 The par value of the stock remained as $0.001 per share.  Unless otherwise noted, all references to common stock, common shares outstanding, average numbers of common shares outstanding and per share amounts in these Financial Statements and Notes to Financial Statements prior to the effective date of the forward stock split have been restated to reflect the 1:15 forward split on a retroactive basis.

BARNABUS ENTERPRISES LTD.
 (An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2005

(UNAUDITED)

4. COMMON STOCK (CONT'D)

b)    Private Placements

During 2002, 500,000 shares (7,500,000 post-split) of common stock were issued to officers and directors for cash.  There was no public offering of any securities.  These shares were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933.  Shares were issued for a total cash consideration of $3,500.

During 2003, 450,000 shares (6,750,000 post-split) of common stock were issued.  Shares were issued for a total cash consideration of $4,500, which was received in 2004 as part of the SB-2 offering. This was in relation to the shares issued to the principals of the company at the time.

During 2004, 2,307,000 shares (34,605,000 post-split) of common stock were issued as part of the SB-2 offering.  Shares were issued for a total cash consideration of  $23,070.

During the last quarter ended November 30, 2004, the Company cancelled and returned to treasury 3,281,250 shares of common stock previously issued to a stockholder (Note 3b)).

c)    Non-Cash Consideration

On October 12, 2004, the Company issued 1,095,000 shares of common stock for consulting services under the Form S-8.  These shares were recorded at an aggregate fair value of $1,095 for services rendered.  The Company charged the full amount as consulting services during the nine month period ended February 28, 2005.

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

The Company has a right to purchase up to an aggregate of sixty percent (60%) of this 3% royalty interest at a price of $1,000,000 for each thirty percent (30%) interest.

As there are no proven mineral reserves on the property and in view of the uncertainty with respect to recovery of costs incurred to acquire the claim, all amounts spent on the property were expensed as incurred.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

 The following discussion should be read in conjunction with our financial statements and related notes appearing elsewhere in this Form 10-QSB and our Annual Report on Form 10-KSB/A for our fiscal year ended May 31, 2004.   The terms "the Company," "we," "our" or "us" refer to Barnabus Enterprises Ltd.  This discussion contains forward-looking statements based on our current expectations, assumptions, and estimates. The words or phrases "believe," "expect," "may," "anticipates," or similar expressions are intended to identify "forward-looking statements." Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties pertaining to our business, including: (a) our continued operations and the recoverability of the carrying value of assets is dependent upon our ability to obtain necessary financing to fund future operations and ultimately to attain profitable operations; (b) should we engage in testing and exploration activities, we will be subject to regulatory concerns, including those regulations pertaining to environmental permitting of operations, air quality, water quality and wildlife monitoring, safety regulations, claim filings and maintenance;    (c) although managements intends to hire outside consultants with sufficient mining and exploration experience and expertise, current management lacks technical training and experience with exploring for starting, and operating a mine; should we fail to hire such consultants, our operations will be negatively effected; (d) we are a development stage business with a poor financial condition, no revenue generating operations or operating history, and we have not adequately developed our operational plan; accordingly you cannot evaluate future exploration activity; (d) our independent accountants audit report for our Fiscal Year ended May 31, 2004 stated that there is substantial doubt about our ability to continue as a going concern and that our ability to continue as a going concern is highly dependent upon obtaining additional financing for our planned operations; (e) this report on Form 10-QSB for the quarter ending February 28, 2005, also states that there is substantial doubt about our ability to continue as a going concern due to our limited operating history, lack of sales, and operating losses;  (e) our Principal Officer, Kerry Nagy, spends only approximately 20% of his time on our business and operations and is involved in other business interests, which may negatively effect development of our operational plan; (f) we currently have no known mineral resources and should we fail to discover a mineral body or we do not develop an alternative Plan of Operations, we may have to cease conducting operations; (g) our Plan of Operations is in flux and subject to change in light of other possible business prospects, such as the Manyberries Gas Project which is described below in connection with a Letter of Intent we have with various parties; should our business and operations change direction, we will have expended significant costs and time on a operational plan that we may no longer pursue; (h)  other risk factors discussed in our periodic filings,  which may be accessed at http://www.sec.gov. Statements made herein are as of the date of the filing of this Form 10-QSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

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

In December 2004, we entered into a non-binding Letter of Intent with MB Gas, Inc., Goldstar Gas Corporation, and other parties, to acquire a 90% interest in Goldstar Gas Corp.'s Manyberries Gas Project in Southern Alberta, Canada.  The Letter of Intent provides that MB Gas, Inc., a Goldstar Gas Corp. shareholder, will remain as the operator and assist in the project's business development.  The Letter of Intent was subject to due diligence.

A definitive agreement has been completed prior to the previously stated March 15, 2005 deadline. Barnabus has acquired a 90% working interest in the project that consists of producing gas wells, pipeline and gas gathering and distribution systems, as well as a sweet-sour gas processing plant. The Company expects to have the existing gas wells in production and is currently working on a comprehensive work program and development plan.

We intend to undertake necessary due diligence and evaluation of this transaction to determine the capital requirements of incorporating the Manyberries Gas Project into our operations and whether this project will constitute our primary business.

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

Our Phase I exploration program will consist of the following steps and approximate costs:

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

3)    Geological analysis of samples - We will contract with independent geologists that conduct a geological analyses of the samples to determine the presence of gold, silver, and copper, if any. This analysis will take approximately 7 days to complete at an approximate cost of $3,250.

Our total approximate costs for Phase I are $32,500.

Our Phase I exploration of the mineral claim will not require us to buy or sell any plant or significant equipment or to conduct any research that will entail material expenses.  Additionally, we do not expect that we will have to hire additional employees.

Should we be successful in discovering sufficient minerals on the property that warrant further exploration work, we will conduct Phase II,  which will consist of the following steps and approximate costs:

1)     Diamond drill hole sites -  Diamond drill hole sites will be spotted based on analysis from the Phase I geological report. We plan to retrieve drill core for analysis from any expected source rock identified (higher probability mineral zones ) to explain the anomalous soil sample results. Numerous drill hole sites will be indenitified and collected in order to give the Geologist a large sampling of the claim and allow for more in depth analysis of the mineral content

2)       Sampling and Geological Analysis and Interpretation  - This will be conducted in the same manner as the Phase I stage

 The total cost of this second part of Phase II operations will cost approximately $195,000.

The Plan of Operations for the Manyberries Gas Project is being developed. The first step in the process will be to determine a comprehensive work program that will allow Barnabus to determine capital requirements needed to facilitate the required plan.

Joint Venture Partner

If the results are positive from Phase I and Phase II, we plan to enter into a joint venture relationship with another company that has experience in the mineral exploration and development business. The joint venture partner may provide funding in terms of additional exploration expenditures, and operational experience if the mineral claim is determined to have any potential for proven mineral reserves. If we enter into a joint venture agreement with another partner, we may have to sell an interest in the claim and issue additional shares in return for exploration funds from the joint venture partner. If our mineral claim has merit, the joint venture partner will act as both a financier and operational partner.

Results of Operations For Period Ending February 28, 2005

We did not earn any revenues during the period ended February 28, 2005. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties, if ever. We are presently in the pre-exploration stage of our business and we can provide no assurance that we will commence exploration of mineral resources on our properties, or if we will discover commercially exploitable levels of mineral resources on our properties, or that such resources are discovered, that we will enter into commercial production of our mineral properties.

During the three months period ended February 28, 2005, we incurred operating expenses in the amount of $21,041 These operating expenses included consulting and professional fee payments of $20,417; professional fees in the amount of $595 in connection with our corporate and Securities and Exchange Commission filings; and $29 for office and general expenses.

We incurred a loss in the amount of $21,041 for the three months period ended February 28, 2005.  Our loss is attributable to the above-described operating expenses, consulting and professional fees and administrative expenses.

Liquidity and Capital Resources

Our auditors have issued a going concern opinion on our audited financial statements for the fiscal years ended May 31, 2004 as we have experienced recurring losses and negative cash flows from operations in these periods.  In addition, we have a net capital deficiency.  These matters raise substantial doubt about our ability to continue as a going concern.

We cannot satisfy our current cash requirements for our operational plan through our existing capital. We anticipate total estimated operating expenditures of approximately $3,000 per month for our 6 month Plan of Operations or an aggregate of $257,500 for our operational plan; however, as of February 28, 2005, we have cash of only $943, which will not even enable us to pursue any of our planned operations. We anticipate that our Plan of Operations will require the following:

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

Accordingly, we will be unable to fund our expenses for our entire Phase I Plan of Operations through our existing assets or cash. Although members of our management have agreed to loan us funds for our operational needs, which will assist in meeting our Plan of Operations, there are no assurances that we will receive sufficient funds from management or that they will be adequate to meet our operating needs.  Even if our management provides funding to us, we will be required to repay such loans with interest and other possible terms and/or issue shares of our common stock to him, which will dilute your interest in our shares. Moreover, we may still need additional financing through traditional bank financing or a debt or equity offering; however, because we are a development stage company with little operating history, no revenues, and a poor financial condition, we may be unsuccessful in obtaining such financing or the amount of the financing may be minimal and therefore inadequate to implement our Plan of Operations. In the event that we do not receive financing or our financing is inadequate, we may have to liquidate our business and undertake any or all of the following actions:

-

-    Significantly reduce, eliminate or curtail our business, operating and research and development activities so as to reduce operating costs;

-

-    Sell, assign or otherwise dispose of our assets, if any, to raise cash or to settle claims by creditors;

-

-    Pay our liabilities in order of priority, if we have available cash to pay such liabilities;

-

-    If any cash remains after we satisfy amounts due to our creditors, distribute any remaining cash to our stockholders in an amount equal to the net market value of our net assets;

-

-    File a Certificate of Dissolution with the State of Nevada to dissolve our corporation and close our business;

-

-    Make the appropriate filings with the Securities and Exchange Commission so that we will no longer be required to file periodic and other required reports with the Securities and Exchange Commission, if, in fact, we are a reporting company at that time; and

-

-    Make the appropriate filings with the National Association of Security Dealers to effect a delisting of our stock.

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

At February 28, 2005, we had a working capital deficit of ($76,307) and accumulated losses since inception of $97,738.   At February 28, 2005, Cash used by operating activities was $68,099 for the nine months ended February 28, 2005 and $103,222 from inception to February, 2005.  Net cash used by financing activities was $64,293 for the nine months ended February 28, 2005 and $104,165 from inception to February 28, 2005.

Item 3.  Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended February 28, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Potential investors should be aware that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II  -  OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities

None

Item 3. Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

Schedule 14A - Proxy Statement , preliminarily filed subsequent to the end of the quarter on March 29, 2005, with final vote to occur on May 15, 2005

Item 5.  Other Information.

None

Item 6.  Exhibits and Reports on Form 8-K

(A) Index to Exhibits

Exhibit No.	Description of Exhibit
3.1(1)	Articles of Incorporation
3.3(1)	Bylaws
31.1	Certifications of Chief Executive/Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive/Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)   Incorporated by reference to same exhibit filed with the Company's Form SB-2 Registration Statement on August 1, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARNABUS ENTERPRISES LTD.
Date: April 22, 2005	By: /s/ Kerry Nagy Kerry Nagy, President, CFO and Director

Exhibit 31.1

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended,  provides the following certification.

     I, Kerry Nagy, Chief Executive/Financial Officer of Barnabus Enterprises, Ltd. ("Company"), certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Barnabus Enterprises, Ltd.;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.	The other directors and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the small business issuer and have:

a.  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to Barnabus Enterprises Ltd., including its consolidated subsidiaries, is made known to us by other within those entities, particularly during the period in which this report is being prepared;

b.  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statement for external purposes in accordance with generally accepted accounting principles.

c.  Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report on such evaluation; and

d.  Disclosed in this report any change in Barnabus Enterprises Ltd.'s internal control over financial reporting that occurred during Barnabus'third fiscal quarter that has materially affected, or is reasonably likely to materially affect, Barnabus' internal control over financial reporting; and

5.	The other directors and I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):

a.	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial data; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting; and

Date: April 22, 2005	/s/ Kerry Nagy
Kerry Nagy, President, CFO and Director

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the  quarterly Report of Barnabus Enterprises Ltd. on Form 10-QSB for the quarter ending February 28, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kerry Nagy, President, CFO and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Kerry Nagy

Kerry Nagy

President, CFO and Director

April 22, 2005