Form 10KSB
period 2005-05-31
BARNABUS ENERGY, INC.
filed 2005-09-12
CIK 1176193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

?  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2005

?  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] to [    ]

Commission file number 000-50450

BARNABUS ENERGY, INC.

(Name of small business issuer in its charter)

Nevada	98-0370750
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

674 Granville Street, PO Box 54035, Vancouver, B.C., Canada	V6C 3P4
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number  (604) 657-2246

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, par value $0.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No [	]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer’s revenues for its most recent fiscal year.  $Nil

42,825,000 common shares @ $1.04 (1) = $44,538,000

(1) Average of bid and ask prices on August 15, 2005.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of equity stock, as of the latest practicable date.

46,668,750 common shares issued and outstanding as of August 15, 2005.

Transitional Small Business Disclosure Format (Check one):	Yes [	];	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

(Check one): Yes ☐ No ☒

PART I

ITEM 1.	DESCRIPTION OF BUSINESS.

Forward Looking Statements

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “intends”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock. Our financial statements are prepared in accordance with United States generally accepted accounting principles.

As used in this annual report and unless otherwise indicated, the terms “we”, “us” and “our” refer to Barnabus Energy, Inc. and our wholly-owned subsidiary.

Corporate History

We were incorporated under the laws of the State of Nevada under the name “Barnabus Enterprises Ltd.” on April 11, 2002. On May 4, 2005, we changed our name to “Barnabus Energy, Inc.” Our company’s offices are located in Vancouver, British Columbia.

Pursuant to a purchase agreement dated April 11, 2002, as amended on October 1, 2002, our company acquired an undivided 100% interest of one mineral claim in the Liard Mining Division in the Toodoggone area of North-Central British Columbia, Canada, referred to as Mount Claim.

There is no assurance that a mineral deposit exists on the mineral claim until appropriate geological exploration is done and a final comprehensive evaluation is concluded. There are no mineral reserves on the mineral claim and our present plan of operation does not include the exploration of this property. Consequently, our company is currently considering options to dispose of this property. Since our last quarter of our 2005 fiscal year ended May 31, 2005, our principal area of interest is the exploration and development of energy resources.

Entry into Asset Purchase Agreement with Goldstar Gas Corp.

On March 3, 2005, we entered into an Oil & Gas Asset Sale Agreement among our company, Barnabus Energy Inc., our wholly-owned subsidiary under its former name Sapphire Energy Inc., and Goldstar Gas Corp. Pursuant to the terms of the asset agreement, we agreed to acquire a 90% interest in a bare trust from Goldstar Gas. The bare trust is administered by MB Gas Inc., as bare trustee, who holds legal title to certain petroleum and natural gas assets on behalf of Goldstar Gas as set out in the asset agreement. Our company agreed to acquire the beneficial interest in consideration for the issuance by our company of 2,000,000 shares of our common stock to Goldstar Gas, a cash payment of CDN$125,000 and the assumption of Goldstar Gas’ debt amounting to CDN$785,000. In addition to the issuance of shares to Goldstar Gas, our company agreed to issue 250,000 shares of our common stock to Scott Marshall in consideration for his services as agent to our company in connection with the asset agreement.

The closing of the asset agreement is subject to the satisfaction of conditions precedent to closing as set out in the asset agreement, including our company delivering a share certificate to Scott Marshall in the amount of 250,000 shares of our common stock and delivering three share certificates to Goldstar Gas in the aggregate amount of 2,000,000 shares of our common stock.

Upon the closing of the asset agreement, our company will own a controlling interest in the bare trust that holds the legal interest in the Manyberries Gas Project, a sweet and sour gas processing and compression facility. In contemplation of the close of the asset agreement, Goldstar Gas has agreed to permit our company to hold the 90% interest in the bare trust as of December 15, 2004. From this date, our company has made advances to and incurred expenses from MB Gas as operator of the assets and trustee of the trust.

Due to the conditions precedent to closing of the asset agreement, and the risk that the conditions precedent will not be satisfied, there is no assurance that our company will complete the purchase of the trust interest and the indirect acquisition of the assets as contemplated in the asset agreement.

Proposed Acquisition of Certain Petroleum and Natural Gas Assets

Upon the closing of the asset agreement, our company will acquire beneficial title to a 90% interest in the bare trust, administered by MB Gas as bare trustee of the Manyberries Gas Project located in the South-eastern region of Alberta, Canada. MB Gas holds legal title to the Manyberries Gas Project as bare trustee for Goldstar Gas, who holds all of the beneficial interest under the bare trust. Pursuant to the terms of the asset agreement and the sub-agreements attached thereto and upon the close of the asset agreement, Goldstar Gas will transfer its beneficial interest in the bare trust to our company. Upon the closing of the asset agreement, our company will indirectly obtain a controlling interest in the sweet and sour gas processing and compression facility which is part of the Manyberries Gas Project. Although beneficial title of the Manyberries Gas Project will transfer to our company upon the close of the asset agreement, Goldstar Gas has permitted our company to hold the 90% interest as of December 15, 2004. As of this date, our company has made advances to and incurred expenses from MB Gas’ operation of the Manyberries Gas Project.

The Manyberries Gas Project facility is connected to five gathering lines from local wells:  three for natural gas, one for produced water and one for fuel gas. MB Gas will continue to act as the operator and trustee of the facility and the wells, and where necessary, act as general contractor for additional construction in connection with the Manyberries Gas Project.

In connection with the asset agreement, our company pays a monthly fee of CDN$20,000 to MB Gas as operator and trustee of the Manyberries project and will continue to do so until December 31, 2006. The terms of the agreement are set out in a Project Development and Project Management Agreement dated June 14, 2005, as amended by an amendment agreement, both of which were entered into among our company, our wholly-owned subsidiary and MB Gas.

The Manyberries property is a prospective natural gas property which produces natural gas from three formations:  from the deepest to the shallowest – Sawtooth formation, Bow Island formation and Pakowki formation. Upon the close of the asset agreement, we intend to hire and work with consultants to determine the best strategy for proceeding with the development of the property. This may include coming up-hole to further test both the Bow Island and Pakowki formations. Upon the closing of the asset agreement, we intend to focus on determining the productivity of the Sawtooth formation in the area from existing wells and new wells to be drilled. Should the Sawtooth formation prove to be uneconomical, our company intends to target up-hole potential from either or both the Bow Island and Pakowki formations sweet natural gas production.

The object for acquiring these assets is to increase shareholder value via the acquisition of oil and gas opportunities.  In order to achieve this, our company intends to align ourself with key strategic alliances and partnerships including veteran, experienced oil and gas professionals with specific regional knowledge and specialized skills such as Hansen Energy Services to assist in realizing these goals from the outset.

Additional Interest in the Manyberries Area

Our company acquired additional petroleum and natural gas rights in the Manyberries area pursuant to an Agreement of Purchase and Sale dated June 17, 2005 between our company and MB Gas. The agreement is effective as of May 1, 2005 whereby our company acquired an entitlement to purchase by December 31, 2005 certain oil and gas property interests from MB Gas that are located in the Manyberries area of the Province of Alberta. These properties include interests in 12,672 acres of land (3,222 net acres) and in 8 wells (1.53 net wells) with equivalent participating interests in associated oilfield equipment and facilities. If our company elects to acquire title to these properties, MB Gas will retain participating interests in all properties and will remain operator under contract with our company in regards to our joint exploitation of any oil and gas reserves. Our company has paid $175,000 to acquire the petroleum and natural gas rights under the agreement and must pay the remaining $100,000 balance not later than December 31, 2005.

Petroleum and Natural Gas License

Pursuant to a verbal agreement with MB Gas, MB Gas has assigned 90% of the rights and interests in a petroleum and natural gas license to our company. The two year license relates to 1,536 hectares in the Manyberries area and grants the exclusive right to drill for and recover certain minerals within the territory and to remove such minerals from the territory for the duration of the license. Our company has incurred $44,755 in costs to MB Gas in respect of the acquisition of the rights under the license. Our company intends to reaffirm the verbal contract in writing during the first quarter of fiscal 2006.

Solar Energy License Agreement

On July 21, 2005, our company entered into a licensing agreement with Dr. Melvin L. Prueitt concerning a technology, referred to as “Suncone”, which is intended to economically collect solar energy using a novel method of non-imaging optics. Pursuant to the terms of the licensing agreement, our company will obtain an exclusive license to apply the Suncone technology to distributed energy systems, electric power plants, saline water desalination systems and other applications. Our company will be responsible for the development and commercialisation efforts.

On July 28, 2005, our company entered into a letter agreement with Solar Roofing Systems Inc., whereby the parties agreed to enter into a formal share purchase agreement upon successful completion of the parties respective due diligence of each other. Solar Roofing Systems develops and manufactures environmentally friendly energy products that utilize solar power to produce electricity.

COMPETITION

We are an exploration stage company engaged in the acquisition of a prospective oil and gas property and we have entered into a material agreement to acquire a beneficial interest in certain petroleum and natural gas assets, we currently do not own an interest in an operating oil and gas property. We compete with other companies for both the acquisition of prospective properties and the financing necessary to develop such properties.

We conduct our business in an environment that is highly competitive and unpredictable. In seeking out prospective properties, we have encountered intense competition in all aspects of our proposed business as we compete directly with other exploration stage companies as well as established international companies. Many of our competitors are national or international companies with far greater resources, capital and access to information than us. Accordingly, these competitors may be able to spend greater amounts on the acquisition of prospective properties and on the exploration and development of such properties. In addition, they may be able to afford greater geological expertise in the exploration and exploitation of oil and gas properties. This competition could result in our competitors having resource properties of greater quality and attracting prospective investors to finance the development of such properties on more favorable terms. As a result of this competition, we may become involved in an acquisition with more risk or obtain financing on less favorable terms.

GOVERNMENT REGULATION

The current and future operations of our company, including the proposed development and production activities on the Manyberries property may require that our company obtain permits from various federal, provincial, and local governmental authorities. Any such proposed development and production operations, if commenced, will be governed by laws and regulations governing prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, safety and other matters.

Any oil and gas operations involving our company may be subject to environmental regulations promulgated by various government agencies from time to time. Environmental legislation often includes provisions relating to restrictions and prohibitions on spills, releases or emissions of various substances produced in association with oil and gas operations, which would result in environmental pollution. A breach of such legislation may result in imposition of fines and penalties. In addition, certain types of operations require the submission and approval of environmental impact assessments. Environmental legislation is evolving in a manner which means stricter standards and enforcement, and fines and penalties for non-compliance are more stringent. Environmental assessments of projects carry a heightened degree of responsibility for companies and directors, officers and employees. The cost of compliance with environmental legislation and changes in such legislation has a potential to reduce the profitability of operations below an acceptable level.

Stricter standards in environmental legislation may be imposed on the industry or our company in the future, which could materially and adversely affect our business or our ability to develop our properties on an economic basis. Even if the asset agreement closes and we acquire beneficial title to the assets relating to the Manyberries property, there can be no assurance that we will be able to obtain the necessary permits to commence the exploration, development and resource extraction on such properties.

EMPLOYEES

As of August 15, 2005, the sole employee of our company is Kerry Nagy as President of our company. We plan to hire additional employees as circumstances warrant.

SUBSIDIARIES

The name of our wholly-owned subsidiary, its date of incorporation and the jurisdiction in which it is incorporated is as follows:

Name	Jurisdiction	Date Incorporated
Barnabus Energy Inc.	Alberta, Canada	March 2, 2005

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other “forward looking statements”. Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other “forward looking statements” involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward looking statements”. Prospective investors should consider carefully the risk factors set out below.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

Substantially our entire business plan, which consists of a beneficial interest in certain petroleum and natural gas rights, is conditional upon the closing of an asset agreement dated March 3, 2005 and if the asset agreement does not close for any reason, our company will lose all entitlement to acquire such an interest.

Our company has entered into an Oil & Gas Asset Sale Agreement dated March 3, 2005, between our company, our wholly-owned subsidiary and Goldstar Gas. Pursuant to the terms of the asset agreement, we agreed to acquire a beneficial interest in certain petroleum and natural gas rights from Goldstar Gas in consideration for the issuance by our company of 2,000,000 shares of our common stock to Goldstar, a cash payment of CDN$125,000 and the assumption of Goldstar Gas’ debt amounting to CDN$785,000. Our company has minimal assets and business prospects other than those that we anticipate to receive upon the closing of the asset agreement. Due to certain conditions precedent to closing, and the risk that the conditions precedent will not be satisfied, there can be no assurance that our company will complete the purchase of the assets as contemplated in the asset agreement. In the event that we do not acquire the beneficial interest in the assets under the asset agreement, our company must continue to search for an alternate business opportunity.

In contemplation of the closing of the asset agreement, Goldstar Gas has permitted our company to make advances and incur expenses in the operation of the bare trust as of December 15, 2004. In the event that the asset agreement does not close, our company may not be successful in collecting advances and expenses made by our company.

Even if we close the asset agreement, we may not be able to obtain the financial resources to complete our planned development programs, which may require our company to dilute our interest in such assets.

Even if we close the asset agreement and acquire beneficial title to the petroleum and natural gas assets of the Manyberries Gas Project, we do not believe that we presently have sufficient financial resources to undertake all of the development required to develop the property into commercial production, nor have we determined what those financial resources would be. As of May 31, 2005, we had a working capital deficiency of approximately $1,146,700, which is not anticipated to be sufficient to fund our exploration budget and working capital requirements for our fiscal year ending May 31, 2006. We may accelerate our exploration programs, depending on the results of our current undertakings, or acquire additional properties, which would require us to obtain additional financing. Our ability to complete the exploration of our properties, if acquired, depends on our ability to obtain additional financing through joint ventures, debt financing, equity financing or other means.

There is no assurance that we will obtain necessary additional financing to complete the exploration of any of our current or future properties. Our failure to obtain additional financing on a timely basis or on terms favorable to us could result in the loss or substantial dilution of our interests in any current or future acquired property.

We have a limited operating experience and a history of losses, which may affect our ability to obtain future financing.

Our company has historically incurred losses from our operations and has a limited history in the petroleum and natural gas business. As at May 31, 2005, our company had a cumulative deficit of approximately $728,000. We cannot assure you that we will successfully implement our business plan or achieve profitability in the future. We have recently entered into an asset agreement to acquire certain petroleum and natural gas rights, but even if such agreement closes and we obtain such assets, such properties are not yet producing petroleum and natural gas.

We compete with large and small competitors to acquire oil and gas properties, enter into joint venture arrangements, hire and retain qualified personnel and service providers and obtain financing for our exploration programs, which may affect our ability to achieve commercial profitability.

Oil and gas exploration is intensely competitive and involves a high degree of risk. We cannot assure you that we will close the asset agreement and develop any such properties and interests set out in the asset agreement into properties that produce sufficient quantities of oil and gas in a profitable manner. In our effort to acquire properties, we compete with other companies that have greater resources than our company. Many of these companies not only explore for and produce oil and gas, but also conduct refining and petroleum marketing operations on a world-wide basis.

Competition for producing properties, our ability to retain qualified personnel and our ability to complete our exploration programs will be affected by the amount of funds available to us, our ability to successfully identify oil and gas reserves, if any, and the actions of our competitors. We also may experience competition from the development of alternative fuel sources.

Oil and gas exploration involves risks, which could adversely affect our profitability.

We cannot assure you that, upon obtaining any oil and gas property or interest, commercial quantities of hydrocarbons will be recovered by us or that our exploration programs will lead to the discovery of any commercially viable reserves. The marketability of any oil and gas acquired or discovered will be affected by numerous factors beyond our control, which include oil and gas price fluctuations, proximity and capacity of oil and gas pipelines and processing equipment and government regulations (including regulations relating to royalties, allowable production, importing and exporting of oil and gas, and environmental protection). In addition, hazards such as unusual or unexpected formations, pressures or other conditions are involved in drilling and operating wells. Our general policy is to purchase insurance in such amounts, as we consider adequate for our projects; however, we may be subject to liability for pollution, blow-outs or other hazards which we cannot insure against or which we may elect not to insure against because of high premium costs or other reasons. The payment of uninsured liabilities would reduce the funds available for drilling and production activities or could result in the loss of property.

The expiration of licenses and leases could cause us to lose any future interests in mineral or oil and gas properties that we may acquire in the future.

The properties and interests that we anticipate acquiring upon the closing of the asset agreement are held in the form of working interests in licenses and leases. If we, or the holder of the license or lease, fails to meet the specific requirements of each license or lease, the license or lease may terminate or expire. We cannot assure you that any of the obligations required to maintain each license or lease will be met. The termination or expiration of any future licenses or leases or the working interests relating to our licenses or leases that we may acquire may have a material adverse effect on our results of operation and business.

Potential conflicts of interest may divert the attention of our directors, officers and/or contractors from our business or affect their ability to dedicate their full attention to our business and exploration program.

Certain of our directors and officers are also directors, officers, contractors and/or employees of other companies engaged in oil and gas exploration. To the extent that such other companies may participate in ventures in which we may participate, our directors may have a conflict of interest in negotiating and concluding terms respecting the extent of such participation. In the event that such a conflict of interest arises at a meeting of our directors, a director who has such a conflict will abstain from voting for or against the approval of such participation or such terms. In appropriate cases, we will establish a special committee of independent directors to review a matter in which several directors, or management, may have a conflict. From time to time several companies may participate in the acquisition or exploration of oil and gas properties thereby allowing for their participation in larger programs, permitting involvement in a greater number of programs and reducing financial exposure in respect of any one program. A particular company may assign all or a portion of its interest in a particular program to another of these companies due to the financial position of the company making the assignment.

Our principal offices are located in British Columbia, and our directors are non-United States residents, which may affect your ability to bring an action against us in the United States.

Our offices are located in the Province of British Columbia, Canada and our directors are residents of Canada. Consequently, it may be difficult for United States investors to effect service of process within the United States upon us or upon these directors, or to realize in the United States upon judgments of United States courts predicated upon civil liabilities under the United States Securities Exchange Act of 1934, as amended. A judgment of a United

States court predicated solely upon such civil liabilities would probably be enforceable in Canada by a Canadian court if the United States court in which the judgment was obtained had jurisdiction, as determined by the Canadian court, in the matter. There is substantial doubt whether an original action could be brought successfully in Canada against any of such persons or us predicated solely upon such civil liabilities.

Environmental regulation may increase the costs of production from our properties, which would affect our ability to earn a profit.

Our company may encounter adverse incidents in connection with the exploration of oil and gas properties such as accidental spills or leakage of petroleum liquids and other unforeseen conditions. We may be subject to liability for pollution and other damages due to hazards which cannot be insured against due to prohibitive premium costs or for other reasons. Governmental regulations relating to environmental matters are subject to constant change and could increase the cost of exploration or require alteration or cessation of future operations in certain areas.

Existing and possible future environmental legislation, regulations and actions could give rise to additional expense, capital expenditures, restrictions and delays in our activities, the extent of which cannot be predicted. Regulatory requirements and environmental standards are subject to constant evaluation and may be significantly increased, which could materially and adversely affect our business or our ability to develop and produce our properties on an economically feasible basis. The cost of compliance with changes in governmental regulations has the potential to reduce the profitability of operations.

Fluctuation and volatility of oil and gas prices may affect the commercial feasibility of any future oil and gas properties that we may acquire and may affect our ability to raise future financing on acceptable terms.

As with most other companies involved in resource exploration, we may be adversely affected by future increases in the costs of conducting exploration, development and resource extraction that may not be fully offset by increases in the price received on the sale of petroleum or natural gas.

Our revenues, profitability and future growth, if any, and the value of any future oil and gas properties or interests that we may acquire are substantially dependent on prevailing prices of oil and gas. Our ability to borrow and to obtain additional capital on attractive terms is also substantially dependent upon oil and gas prices. Prices for oil and gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors beyond our control. These factors include economic conditions in the United States and in Canada, the actions of the Organization of Petroleum Exporting Countries, governmental regulation, political stability in the Middle East and elsewhere, the foreign supply of oil and gas, the price of foreign imports and the availability of alternate fuel sources. Any substantial and extended decline in the price of oil and gas would have an adverse effect on the value of our properties, borrowing capacity, revenues, profitability and cash flows from operations.

Over the last 10 years, oil and gas prices have fluctuated significantly. In the long term, we expect oil prices to increase with inflation, as well as with economic recovery in Asia and other parts of the world.

Volatile oil and gas prices make it difficult to estimate the value of producing properties for acquisition and often cause disruption in the market for oil and gas producing properties, as buyers and sellers have difficulty agreeing on such value. Price volatility also makes it difficult to budget for and project the return on acquisitions and development and exploration projects.

Local, national and international economic conditions are beyond our control and may have a substantial adverse affect on our efforts. We cannot guard against the effects of these potential adverse conditions.

Resource properties are subject to risks, which may require us to defend, enforce or undertake certain curative work to perfect rights in any future properties we may acquire.

It is our practice in acquiring oil and gas leases or interests in oil and gas leases to undergo the expense of retaining lawyers to examine the title to the interest to be placed under lease or already placed under lease as title opinions are the requirement of our lenders in property acquisitions.

Prior to drilling a well for oil and gas, it is the normal practice of the oil and gas industry for the person or company acting as the operator of the well to hire a lawyer to examine the title to the spacing unit within which the proposed oil and gas well is to be drilled. Frequently, as a result of such examination, certain curative work must be done to correct deficiencies in the marketability of the title, and the curative work entails expense. The work might include obtaining affidavits of heirship or causing an estate to be administered.

We depend on key personnel for our commercial success and the loss of any such individuals may have a material adverse effect on our company.

We depend on the expertise of our directors and sole officer, and the loss of one or more of these individuals could have a material adverse effect on our business. Mr. Nagy provides his services to our company as a consultant pursuant to a verbal consulting agreement. We do not maintain key-person insurance policies on any of our executive officers.

Title to any oil and gas properties that our company may obtain in the future may be subject to unknown interests and if any such unknown interest is determined to be legal and valid, our company may not be able to realize on the full benefit of such properties.

Our company has taken and will continue to take all reasonable steps, in accordance with the laws and regulations of the jurisdictions in which any future acquired property is located, to ensure proper title of the property is acquired, either at the time of acquisition or prior to any major expenditures thereon. This, however, should not be construed as a guarantee of title. There are no assurances that our company will obtain title. Any presently owned interests and after-acquired properties may be subject to prior unregistered agreements, transfers, land claims or other claims or interests and title may be affected by undetected defects. Our company will attempt to obtain clear title and obtain legal opinions commensurate to the intended level of expenditures required on areas that show promise. There can be no assurance, however, that our company will be successful in doing so.

Any oil and gas property or interest that we currently hold or may acquire in the future is subject to government regulation and any change in such regulations may have a material adverse effect on our company.

The current and future operations of our company, including development activities and the commencement of production on any properties our company may acquire, will require permits from various federal, provincial, and local governmental authorities and such operations are and will be governed by laws and regulations governing prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, safety and other matters.

Any oil and gas operations involving our company may be subject to environmental regulations promulgated by government agencies from time to time. Environmental legislation often includes provisions relating to restrictions and prohibitions on spills, releases or emissions of various substances produced in association with oil and gas operations, which would result in environmental pollution. A breach of such legislation may result in imposition of fines and penalties. In addition, certain types of operations require the submission and approval of environmental impact assessments. Environmental legislation is evolving in a manner which means stricter standards and enforcement, and fines and penalties for non-compliance are more stringent. Environmental assessments of proposed projects carry a heightened degree of responsibility for companies and directors, officers and employees. The cost of compliance with environmental legislation and changes in such legislation has the potential to reduce the profitability of operations below an acceptable level.

Stricter standards in environmental legislation may be imposed on the industry or our company in the future, which could materially and adversely affect the business of our company or our ability to develop our properties on an economic basis.

Our company may incur significant costs against certain uninsurable risks, an event of which would constitute a material adverse effect on our company.

In the course of exploration, development and production of oil and gas properties, certain risks, and in particular, unexpected or unusual geological operating conditions including blow-outs, cave-ins, fires, flooding and earthquakes may occur. It is not always possible to fully insure against such risks and our company may decide not to take out insurance against such risks as a result of high premiums or other reasons. Should such liabilities arise, they could reduce or eliminate any future profitability and result in increasing costs and a decline in the value of the securities of our company.

RISKS RELATED TO OUR COMMON STOCK

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our operations.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because our operations have been primarily financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our continued operations. Any reduction in our ability to raise equity capital in the future would force us to reallocate funds from other planned uses and would have a significant negative effect on our business plans and operations, including our ability to explore and develop any future acquired properties or interests. If our stock price declines, there can be no assurance that we can raise additional capital or generate funds from operations sufficient to meet our obligations. We believe the following factors could cause the market price of our common stock to continue to fluctuate widely and could cause our common stock to trade at a price below the price at which you purchase your shares:

- actual or anticipated variations in our quarterly operating results,

- announcements of new explorations, developments, acquisitions or strategic relationships by us or our competitors,

- trends or conditions in the oil and gas industry,

- changes in accounting treatments or principles,

- changes in earnings estimates by securities analysts and in analyst recommendations,

- changes in market valuations of other oil and gas companies, and

- general political, economic and market conditions.

The market price for our common stock may also be affected by our ability to meet or exceed expectations of analysts or investors. Any failure to meet these expectations, even if minor, could have a material adverse effect upon the market price of our common stock.

If we issue additional shares in the future, it will result in the dilution of our existing stockholders.

Our board of directors has the authority to issue additional shares up to the authorized capital stated in our certificate of incorporation. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares, such issuance will also cause a reduction in the proportionate ownership and voting power of all other stockholders. Further, any such issuance may result in a change of control of our corporation.

If a market for our common stock does not develop, stockholders may be unable to sell their shares.

There is currently a limited market for our common stock, which trades through the Over-the-Counter Bulletin Board quotation system. Trading of stock through the Over-the-Counter Bulletin Board is frequently thin and highly volatile. There is no assurance that a sufficient market will develop in the stock, in which case it could be difficult for stockholders to sell their stock.

Trading of our stock may be restricted by the Securities and Exchange Commission’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

The National Association of Securities Dealers Inc., or NASD, has adopted sales practice requirements, which may limit a stockholder’s ability to buy and sell our shares.

In addition to the “penny stock” rules described above, the NASD has adopted rules requiring that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit our shareholders’ ability to buy and sell our stock and which may have an adverse effect on the market for our shares.

ITEM 2.	DESCRIPTION OF PROPERTY.

.1.a.i.A    Our company’s principal executive offices are located at 674 Granville Street, P.O. Box 54035, Vancouver, B.C., Canada. The office space serves as the base of operations for our corporate, managerial, accounting, financial and administrative functions. We share office space with unrelated companies pursuant to a verbal agreement at no cost. We intend to find an alternate executive office during the first six months of our 2006 fiscal year. Pursuant to the terms of the asset agreement, our company agreed to acquire a 90% interest in a bare trust that holds legal title to the property interests set out below. Our company anticipates acquiring the interest upon the closing of the asset agreement. Due to conditions precedent to closing, however, and the risk that the conditions precedent will not be satisfied, there is no assurance that our company will complete the acquisition of the beneficial interest as contemplated in the asset agreement, including those property interests set forth below.

.1.a.i.B	Manyberries Project

Upon the close of the asset agreement, our company will hold a 90% interest in a bare trust that holds legal title to the Manyberries gas project, located in South Eastern Alberta, which encompasses properties prospective of natural gas production from three formations. The Manyberries project includes a sweet and sour gas processing and compression facility. This facility is connected to five gathering lines from local wells:  three for natural gas, one for produced water and one for fuel gas. Upon acquisition of such properties, our company intends to operate such facilities and develop potential local natural gas reserves as additional feedstock for generating processing fees at these properties. MB Gas, as bare trustee of the properties, will continue to act as operator and act as our company’s general contractor for further construction in regards to the properties.

.1.a.i.B.I	Regional Geological Setting

The Manyberries property is prospective of natural gas production from three formations:  from the deepest to the shallowest – Sawtooth formation, Bow Island formation and Pakowki formation. Upon acquiring the beneficial interest in the property upon the closing of the asset agreement, we intend to retain professionals to determine the best strategy for proceeding; which strategically may include coming up-hole to further test both the Bow Island and Pakowki formations. If drilling operations recommence, our company plans to determine the productivity of the Sawtooth formation in the area from existing and new wells to be drilled. Should the Sawtooth formation prove to be uneconomical, our company will next target up-hole potential from either or both the Bow Island and Pakowki formations sweet natural gas production.

.1.a.i.B.II	Drilling and Completion Techniques

Our company has formed a verbal relationship with Hansen Energy Services to minimize costs associated with drilling and completion activities. Hansen Energy Services has extensive experience in the Manyberries Area, and uses low water loss mud techniques and great care in cementing, which are keys to the success in this area. Minimum disturbance techniques and remote sumps have all proven to lower overall drilling costs. Our company plans to utilize new fracture stimulation techniques, especially in the tighter part of the play, that have yielded very encouraging results from focused tubing conveyed fractures.

.1.a.i.B.III	Gas Marketing

A main 6-inch pipeline is the primary means whereby gas sales are shipped from the local gas plant. Upon the closing of the asset agreement, our company will control a 90% majority working interest in this plant, which connects to the CMG Pendant D’oreille Plant owned by EnCana Corporation. This system of delivery gives the owner direct access to sell its natural gas into the United States system, therefore realizing a higher profit per thousand British Thermal Unit (MMBtu) sold than what other regional producers are receiving by selling into the Alberta Energy Company system in Alberta.

.1.a.i.B.IV	Capital Expenditures

Provided that the asset agreement closes, our company plans to invest CDN $3 to $4 million on capital expenditures during our 2006 fiscal year, with approximately one third of this capital budget for exploration. We intend to develop exploration wells in connection with the Manyberries Project. It is anticipated that the remaining capital budget will be allocated towards developmental drilling and additional pipeline infrastructure.

Upon the close of the asset agreement, our company intends to carry out development drilling for three to four zones with additional development drilling locations in the Manyberries Project planned for 2007. Our company intends to focus on acquiring additional interests in existing and new lands in the Manyberries area, in addition to looking into acquiring assets and other working interest partners in nearby projects. Existing infrastructure and facilities are jointly owned and have sufficient capacity to process the gas from these wells.

.1.a.i.B.V	Targeted Areas: Pakowki Formation

The Pakowki formation sits on top of the Milk River formation of Southeastern Alberta, which area actively produces gas, both from the sand-rich portions of the basin and from the fine, grained siltstone facies of extreme southeastern Alberta and Southwestern Saskatchewan.

Many of the deeper wells in the South Manyberries area have surface casing set below the base of the Pakowki formation, therefore, there is a limited number of logs conducted over the Pakowki formation and our company will be relying on seismic, aeromagnetic and gravitometry data to determine the ideal target areas.

Our company has determined that there are several wells in this area where the surface casing has been set shallow enough to show gas both in thin and thicker channel deposits.  In one well, our company has determined that there are two 6-foot intervals of gas sands; and in another well there exists a neutron density log crossover in a 10 foot sand interval between 35 and 38 meters below surface.  Depending on depth, our company’s management would expect these sands to have between 50 and 175 pounds per square inch (psi) reservoir pressure of natural gas.

Empirically, the Pakowki formation sand with 10 feet of pay zone, 30% porosity and 100 psi reservoir pressure would be expected to have 0.75 billion cubic feet (Bcf) risked reserve of producible natural gas per section.

Structural targets are abundant throughout the block. The Tertiary uplift associated with the Cypress Hills to the west created a complex series of faults providing Pakowki, Milk River, Bow Island, and Sawtooth closures on both the up thrown portion, commonly called pop-up traps and the down thrown block, commonly called footwall traps on both sides of the faults. Pop up features tend to be smaller in area but with higher deliverability from induced fractures. Footwall traps tend to be larger areas but with slightly lower flow rates. These targets can be delineated by the combination of high-resolution surface gravitometry surveys and 2-D seismic. Surface terrain, rolling to flat grassland, provides excellent quality geophysical data and exceptional prospect definition. Gravity reveals leads for very low cost and with less obtrusive surface concerns. These leads will be followed up with existing 2-D seismic and possibly new 2-D seismic to precisely define drill sites.

Bow Island Formation

Our company has determined that wells in the Bow Island formation “A”, “B”, and “C” sands have tested natural gas at 427 thousand cubic feet per day (Mcf per day) from 3 feet of pay zone with net porosity in the Bow Island “B” sand.  Our company has extrapolated these findings from recent mapping that such tests should indicate the presence of a two Section gas pool. With 846-psi reservoir pressure, this accumulation would be expected to have 600 million cubic feet (MMcf) of saleable natural gas. Our company’s geologists have recommended that a follow-up well be drilled nearby to this well to facilitate the potential production from that pool.

Our company has mapped a second potential area that is a Bow Island sand bar nearly two sections wide. Our management believes that there is a stratigraphic pinch-out. During our 2006 fiscal year, we intend to acquire the lands over the pinch-out, and management is confident that the area will hold gas reserves above the water leg and where the gas should be trapped stratigraphically.

Sawtooth “A” Formation

Our company has produced a Sawtooth “A” formation sand isopach and structure map for the Manyberries area.  This map shows that the potential of gas accumulation is centered on a certain well (approximately 1.8 Bcf saleable reserves in our company’s estimates).  In a second gas accumulation nearby, covering parts of two sections, our professionals estimate a saleable gas reserve of 1 Bcf.  In a third gas accumulation, again covering parts of two sections, we believe that such lands are prospective as to have 1.5 Bcf of saleable gas reserves.  We have studied all three of these potential gas accumulations and has identified target zones for gas on local highs that are associated with a regional up-dip stratigraphic sand pinch-outs located ½ to one mile west of the wells.  Wells already drilled through the target formations for these locations flowed at 2 to 3 million cubic feet per day (Mcf per day) on drill stem tests from sands that showed a 24% average porosity. Our company believes that with proper production practices, rapid coning of formation water to the well bores can be managed to maximize production and cumulative production.

Sawtooth “B” Formation

Our company has concluded that natural gas is present in the Sawtooth “B” Formation sand in thin accumulations on local stratigraphic highs. Our consultants postulate that the operators of the current wells in this area (which have been drilled to test this target formation), have been perforated at too thick an interval. Our consultants have recommended that a packer be set in each well to reduce the perforated intervals, thereby facilitating production only from the uppermost one foot of porosity in the natural gas reservoir. Our consultants further suggest that such operations coupled with procedures to minimize the gas production rate to the order of 500 Mcf per day would markedly delay water encroachment/coning, thereby permitting such an operator to allow a maximum volume of gas to be produced before the wells would water-out.

Our consultants have further suggested that where the production casing in these wells has been cemented from the production interval to the surface, natural gas might be producible also from the shallower, Pakowki formation coals and gas sands. Our company believes that by utilizing Diplone Sonic Neutron logs, it will be possible to determine where these coals and gas sands are located.

Additional Interest in Manyberries Area

Our company acquired additional petroleum and natural gas rights in the Manyberries area pursuant to an Agreement of Purchase and Sale dated June 17, 2005 between our company and MB Gas. The agreement is effective as of May 1, 2005 whereby our company acquired an entitlement to purchase by December 31, 2005 certain oil and gas property interests from MB Gas that are located in the Manyberries area of the Province of Alberta. These properties include interests in 12,672 acres of land (3,222 net acres) and in 8 wells (1.53 net wells) with equivalent participating interests in associated oilfield equipment and facilities. If our company elects to acquire title to these properties, MB Gas will retain participating interests in all properties and will remain operator under contract with our company in regards to our joint exploitation of any oil and gas reserves. Our company has paid $175,000 to acquire the petroleum and natural gas rights under the agreement and must pay the remaining $100,000 balance not later than December 31, 2005.

Petroleum and Natural Gas License

Pursuant to a verbal agreement with MB Gas, MB Gas has assigned 90% of the rights and interests in a petroleum and natural gas license to our company. The two year license relates to 1,536 hectares in the Manyberries area and grants the exclusive right to drill for and recover certain minerals within the territory and to remove such minerals from the territory for the duration of the license. Our company has incurred $44,755 in costs to MB Gas in respect of the acquisition of the rights under the license. Our company intends to reaffirm the verbal contract in writing during the first quarter of fiscal 2006.

ITEM 3.	LEGAL PROCEEDINGS.

During our 2005 fiscal year, a company related to our sole executive officer advanced CDN$159,172 to the officer who, in turn, advanced the amount to our company. The related company claims that the original advance was intended to be used for a private placement to purchase 400,000 shares of our common stock and 400,000 warrants to purchase additional shares of our common stock. The related company has demanded that the shares be issued. Our company intends to repay the advance and does not anticipate that any further costs will be incurred in connection with this matter.

We know of no other material, active, or pending legal proceeding against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our company’s directors, officers, or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company’s interest.

ITEM 4.	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS PURCHASES OF EQUITY SECURITIES

Our stock is listed for quotation on the Over-the-Counter Bulletin Board under the trading symbol “BBSE”. Madison Stock Transfer Inc. is the registrar and transfer agent for our common shares. Their address is P.O. Box 290-145 Brooklyn, New York, 11229-0145, Telephone: 718.627.4453, Facsimile: 718.627.6314. The following table sets forth, for the periods indicated, the high and low closing prices for each quarter within the last two fiscal years ending May 31, 2005. All quotations for the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ended	High	Low
May 31, 2005	$0.61	$0.42
February 28, 2005	0.56	0.32
November 30, 2004	0.70	0.35
August 31, 2004	0.80	0.25
May 31, 2004	0.77	0.77
February 29, 2004	0.00	0.00
November 30, 2004	N/A	N/A
August 31, 2004	N/A	N/A

On August 15, 2005, the closing price for the common stock as reported by the quotation service operated by the OTC Bulletin Board was $1.02.

As of August 15, 2005, there were 35 registered holders of record of our common stock. As of such date, 46,668,750 common shares were issued and outstanding.

Dividend Policy

We have not declared or paid any cash dividends since inception. Although there are no restrictions that limit our ability to pay dividends on our common shares, we intend to retain future earnings, if any, for use in the operation and expansion of our business and do not intend to pay any cash dividends in the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION

.1.a.i.B.VI	Consultant Compensation Plan

On September 23, 2004, our board of directors unanimously approved and adopted a Consultant Compensation Plan. The purpose of the plan is to advance the interests of our company and our shareholders by affording key consultants of our company as it may be necessary, appropriate and desirable, to offer shares of common stock to officers and services providers, either initially, to secure necessary services, or later, to settle employee salaries, invoices and billings with stock in lieu of cash. It may be necessary, appropriate and desirable, from time to time, to offer shares of common stock to services providers, as incentives to provide services, or as an opportunity for investment in our company and the incentive advantages inherent in stock ownership in our company. Pursuant to the provisions of the plan, shares of common stock may be issued to key personnel of our company, generally defined as a person designated by our board of directors upon whose judgment, initiative and efforts our company may rely including any director, officer, employee or consultant of our company. The plan provides authorization to our board of directors to issue shares of common stock of our company not to exceed 9,771,000 shares.

The plan is administered by our board of directors, which shall determine (i) the persons to be issued stock under the plan; and (ii) the number of shares subject to each issuance. The plan provides authorization to our board of directors to grant shares of common stock of our company, not to exceed 9,771,000 shares. At the time any common shares are issued under the plan, our board of directors shall fix and determine the deemed value of the shares; provided, however, that any such price shall not be less than that permitted under the rules and policies of any stock exchange or over-the-counter market which is applicable to our company at the date of issuance.

In accordance with the plan, on September 23, 2004, our company filed with the Securities and Exchange Commission a registration statement on Form S-8 to register up to 9,771,000 common shares at $0.001 per share under the plan. Accordingly, our board of directors is authorized, without further shareholder approval, to issue shares of common stock from time to time to issue up to 9,771,000 common shares.

Accordingly, on October 12, 2004, our company issued 1,095,000 shares of common stock pursuant to the plan to various consultants of our company for services rendered under the plan.

Recent Sales of Unregistered Securities

Not Applicable.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS

The following is a discussion and analysis of our company’s results of operation and the factors that could affect our future financial condition and results of operation. This discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this annual report. Our company’s consolidated financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise. Please see the “Note on Forward Looking Statements” and “Risk Factors” for a list of our risk factors.

Limited Operating History

There is limited historical financial information about our company upon which to base an evaluation of our performance. Our company is a development stage company and has not generated any revenues from operations. We cannot guarantee that we will be successful in our business operations. The business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of properties, and possible cost overruns due to price and cost increases in services.

There is no assurance that future financing will be available to our company on acceptable terms. If financing is not available on satisfactory terms, our company may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

.1.a.i.C	Results of Operations

Upon the closing of the asset agreement dated March 3, 2005, our company will acquire a 90% interest in a bare trust administered by MB Gas, as bare trustee and legal holder of the Manyberries Gas Project. The project includes certain petroleum and natural gas rights in the Manyberries area, located in Southeastern region of Alberta, Canada. In contemplation of the closing of the asset agreement, Goldstar Gas has permitted our company to hold the 90% beneficial interest in the property as of December 15, 2004.

Upon the acquisition of the 90% beneficial interest in the trust, our company will obtain a beneficial interest in a sweet and sour gas processing and compression facility. This facility is connected to five gathering lines from local wells:  three for natural gas, one for produced water and one for fuel gas.  MB Gas will continue to act as the facilities’ operator and bare trustee and where necessary act as general contractor for further construction in regards to the facilities. Due to conditions precedent to closing and the risk that the conditions precedent will not be satisfied, there is no assurance that our company will complete the acquisition of the beneficial interest of the trust as contemplated in the asset agreement.

In addition, our company has acquired certain petroleum and natural gas interests pursuant to an Agreement of Purchase and Sale dated June 17, 2005 and a verbal agreement with MB Gas to acquire a 90% interest in a natural gas license issued by the Province of Alberta. Pursuant to the agreement of purchase and sale, our company has acquired an entitlement to purchase, by December 31, 2005, certain oil and gas property interests from MB Gas that are located in the Manyberries area. These properties include an interest in 12,672 acres of land and 8 wells with additional participating interests in associated oilfield equipment and facilities. The 90% interest in the license acquired from MB Gas allows our company to drill and extract certain minerals from a 1,536 hectare area in the Manyberries area for a period of two years commencing March 24, 2005.

Subsequent to year-end and as of the date of this annual report, our company entered into a licensing agreement with Dr. Melvin L. Prueitt, concerning a technology, referred to as “Suncone” which is intended to collect solar energy using a novel method of non-imaging optics. Pursuant to the licensing agreement, our company will have an exclusive license to apply the Suncone technology to distributed energy systems, electric power plants, saline water desalination systems and other applications. Our company will be responsible for the development and commercialisation efforts. For the grant of the license, Dr. Prueitt will receive a royalty of 5 to 8% based on annual gross sales of licensed products, and of 2% of gross sales of electrical power or desalinated water.

Our company has also entered into a letter agreement with Solar Roofing Systems Inc., where the parties have agreed to enter into a formal share purchase agreement upon each party being reasonably satisfied with their respective due diligence of the other. Our company proposes to pay CDN $2,200,000 in exchange for twenty percent (20%) of the issued and outstanding common shares of Solar Roofing Systems. In addition, our company would provide to Solar a good faith, non-refundable, deposit of CDN $20,000 within five (5) business days from the date of execution of the letter agreement, such deposit to be credited against the payment due on the first stage of the closing process. The closing of the transaction is proposed to be in four stages, as follows: (i) payment of CDN $730,000 45 days after the date of execution of the letter agreement; (ii) payment of CDN $750,000 90 days after the date of execution of the letter agreement; (iii) payment of CDN $500,000 120 days after the date of execution of the letter agreement and; (iv) payment of CDN $200,000 180 days after the date of execution of the letter agreement.

.1.a.i.C.I  Solar Roofing Systems develops and manufactures environmentally friendly energy products that utilize solar power to produce electricity.

.1.a.i.C.II	Results of Operations for the Fiscal Year Ended May 31, 2005

In general terms, our company has been engaged in acquisition activities since the last two quarters of the fiscal year ended May 31, 2005, and accordingly, there has been a significant increase in the expenses incurred to support these activities. During the fiscal year ended May 31, 2004, the Company did not undertake development work on its Montclair property, and therefore incurred only minimal general and administrative expenditures.

.1.a.i.D	Liquidity and Capital Resources

Since inception, our company has incurred cumulative net losses of approximately $728,000 and has a stockholders’ deficit of approximately $265,000 as at May 31, 2005. Upon the closing of the asset agreement, our company expects to incur substantial losses to explore and develop the Manyberries Project, and does not expect to attain profitability in the near future. Since our inception, we have funded operations through short-term borrowings and equity investments in order to meet our strategic objectives. Our company’s future operations are dependent upon external funding and our ability to increase revenues and control expenses, the availability of which cannot be assured.

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

.1.a.i.D.I	Plan of Operations

As of the date of this annual report, there is substantial doubt regarding our company’s ability to continue as a going concern as we have not generated sufficient cash flow to fund our business operations and material commitments. Our company’s future success and viability, therefore, are dependent upon our company’s ability to develop our assets, if any, and the continuing ability to generate capital financing. Management is optimistic that our company will be successful in our business operations and capital raising efforts; however, there can be no assurance that the we will be successful in generating revenue or raising additional capital. The failure to generate sufficient revenues or raise additional capital may have a material adverse effect upon our company and our shareholders.

Upon the closing of the asset agreement and the acquisition of the beneficial interest in the Manyberries property, our management intends to increase operating expenses over the next three years to pay costs associated with such business operations. Our company must raise additional funds. Our company may finance these expenses with further issuances of common stock. Our company believes that we require additional funds to finance our company for the next twelve months, which may be carried out through private placements of equity capital and debt financing, however, we can offer no assurance that we will be able to obtain investors to purchase our stock or lenders to provide debt financing at terms acceptable to us. Thereafter, management expects we will require additional capital to meet our long-term operating requirements. If our company raises additional funds through the issuance of equity or convertible debt securities other than to current shareholders, the percentage ownership of our current shareholders would be reduced, and such securities might have rights, preferences or privileges senior to the holders of our existing common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available, or are not available on acceptable terms, our company may not be able to conduct our business operations successfully, which could significantly and materially restrict our overall business operations.

Based upon a twelve-month business plan proposed by management, and provided we acquire the assets upon the closing of the asset agreement, we anticipate that such a business plan will require approximately CDN$3-4 million to fund various commitments and business operations. Our future success and viability are primarily dependent upon our current management’s ability to generate revenues from business operations and raise additional capital through further private offerings of its stock or loans from private investors. There can be no assurance, however, that our company will be able to raise additional capital. Our company’s failure to successfully raise additional capital will have a material and adverse affect upon our company and our shareholders.

.1.a.i.E	Off-Balance Sheet Arrangements

As of the date of this annual report, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with our company is a party, under which our company has: (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Capital Expenditures

During our 2005 fiscal year, our company has made advances of approximately $836,400 in contemplation of the purchase of the 90% beneficial interest in the bare trust administered by MB Gas as bare trustee and legal holder of the Manyberries Gas Project. During our 2006 fiscal year, our company intends to spend an additional CDN$3-4 million in capital expenditures in connection with the Manyberries Gas Project.

Critical Accounting Policies

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management of our company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. As the number of variables and assumptions affecting the probable future resolution of the uncertainties increase, these judgments become even more subjective and complex. We are in the business of acquiring suitable oil and gas properties and have identified certain accounting policies, described below, that are the most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 3 to our consolidated financial statements.

Revenue Recognition

Our company does not currently generate revenues. If our company begins generating revenues, oil and gas revenue contracts generally last more than one year. Revenue will be recognized when: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) our company’s fee is fixed and determinable, and; (iv) collectibility is probable.

ITEM 7.	FINANCIAL STATEMENTS.

The following consolidated financial statements and the notes thereto are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm, dated August 22, 2005;

Consolidated balance sheets as of May 31, 2005 and 2004;

Consolidated statements of operations for the years ended May 31, 2005 and 2004 and from inception to May 31, 2005;

Consolidated statements of shareholders’ equity (deficit) for the period from inception to May 31, 2005;

Consolidated statements of cash flows for the years ended May 31, 2005 and 2004 and from inception to May 31, 2005; and

Notes to Consolidated Financial Statements.

BARNABUS ENERGY, INC.

(Formerly Barnabus Enterprises Ltd.)

(An Exploration Stage Company)

Consolidated Financial Statements

May 31, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Barnabus Energy, Inc. (formerly Barnabus Enterprises Ltd.) an exploration company:

We have audited the consolidated balance sheets of Barnabus Energy, Inc., an exploration company, as at May 31, 2005 and 2004 and consolidated statements of operations, stockholders’ equity, and cash flows for the years ended May 31, 2005 and May 31, 2004 and for the period from April 11, 2002 (inception) to May 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company, as at May 31, 2005 and 2004 and the results of its operations and its cash flows and the changes in stockholders’ equity for the years ended May 31, 2005 and May 31, 2004 and for the period from April 11, 2002 (inception) to May 31, 2005, in accordance with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a working capital deficiency, a capital deficiency, has incurred significant losses since inception and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“Dale Matheson Carr-Hilton Labonte”

Vancouver, B.C.	DALE MATHESON CARR-HILTON LABONTE
August 22, 2005	CHARTERED ACCOUNTANTS

Barnabus Energy, Inc.
(Formerly Barnabus Enterprises Ltd.)
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
	May 31, 2005	May 31, 2004

ASSETS

Current
Cash	$173,611	$4,749
Prepaid expenses and other current assets (Note 12)	51,491	-
	225,102	4,749

Advances in Respect of Oil and Gas Interest Acquisition (Note 6)	881,187	-

Other Assets
Deferred share offering costs (Note 3m)	-	10,734
	-	10,734

Total assets	$1,106,289	$15,483

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

Current
Accounts payable and accrued expenses (Note 12)	$57,880	$37,744
Loans payable (Note 7)	477,517	-
Advances from related party (Note 8 and 11d )	836,376	8,802

Total Liabilities	1,371,773	46,546

STOCKHOLDERS' DEFICIT (Note 9)

Common stock, $0.001 par value;
1,125,000,000 shares authorized;
46,668,750 (2004 - 48,855,000) shares issued and outstanding	4,133	3,257
Additional paid-in capital	453,987	27,813
Deficit accumulated during exploration stage	(728,179)	(62,133)
Other comprehensive loss	4,575	-
Total Stockholders' Deficit	(265,484)	(31,063)

Total Liabilities and Stockholders' Deficit	$1,106,289	$15,483

GOING CONCERN (Note 2)
COMMITMENTS AND CONTINGENCIES (Note 6, 7, 11 and 14)

The accompanying notes are an integral part of these consolidated audited financial statements.

Barnabus Energy, Inc.
(Formerly Barnabus Enterprises Ltd.)
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended May 31,			For the period from April 11, 2002 (inception) to May 31, 2005
	2005		2004

Expenses
Consulting fees (Note 9b)	$439,809		$9,230	$449,039
Interest on loans payable (Note 7)	8,497		307	8,897
Professional fees	137,302		21,420	182,675
Exploration costs (Note 5)	-		2,000	5,500
Investor relations and shareholder communications	31,384		-	31,384
Management fees (Note 12)	7,560		-	7,560
General and administrative	41,494		1,408	43,124
	666,046	-	34,365	728,179

Net loss for the year	(666,046)		(34,365)	(728,179)

Basic net loss per share	$(0.01)		$(0.00)

Weighted Average Number of Shares Outstanding	47,615,209		47,763,678

The accompanying notes are an integral part of these consolidated audited financial statements.

Barnabus Energy, Inc.
(Formerly Barnabus Enterprises Ltd.)
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

						Total
				Deficit during	Accumulated	Stockholders'
	Common Stock		Additional	Exploration	Comprehensive	Equity
	Shares	Amount	Paid-up Capital	Stage	Loss	(Deficit)
		$	$	$	$	$
Balance, at inception	-	-	-	-	-	-
Issuance of stock at $0.007 per share	500,000	500	3,000	-	-	3,500
Net loss for the year		-	-	(24,952)	-	(24,952)
Balance, May 31, 2002	500,000	500	3,000	(24,952)	-	(21,452)

Issuance of stock at $0.01 per share	450,000	450	4,050	-	-	4,500
Subscriptions receivable	-	-	(4,500)	-	-	(4,500)
Net loss for the year		-	-	(2,816)	-	(2,816)
Balance, May 31, 2003	950,000	950	2,550	(27,768)	-	(24,268)

Issuance of stock at $0.01 per share	2,307,000	2,307	20,763	-	-	23,070
Subscriptions received	-	-	4,500	-	-	4,500
Implementation of 15:1 forward stock split	45,598,000	-	-	-	-	-
Net loss for the year		-	-	(34,365)	-	(34,365)
Balance, May 31, 2004	48,855,000	3,257	27,813	(62,133)	-	(31,063)

Issuance of stock at $0.39 per share as per consultant compensation plan	1,095,000	1,095	425,955	-	-	427,050
Cancellation of shares (Note 9a)	(3,281,250)	(219)	219	-	-	-
Net loss for the year		-	-	(666,046)	-	(666,046)
Foreign currency translation adjustments		-	-	-	4,575	4,575
Balance, May 31, 2005	46,668,750	4,133	453,987	(728,179)	4,575	(265,484)

Barnabus Energy, Inc.
(Formerly Barnabus Enterprises Ltd.)
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the period from April 11, 2002 (inception) to May 31, 2005
	For the Year Ended May 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the year	$(666,046)	$(34,365)	$(728,179)
Items not affecting cash:
Deferred share offering costs	10,734		10,734
Stock-based consulting fees (Note 9b)	427,050	-	427,050
Changes in working capital assets and liabilities
Prepaid expenses and other current assets	(51,491)	-	(51,491)
Accounts payable and accrued expenses	20,136	4,509	57,880
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(259,617)	(29,856)	(284,006)

CASH FLOWS FROM INVESTING ACTIVITIES
Deferred share offering costs	-	(58)	-
Advances in respect of oil and gas Interest acquisition	(881,187)	-	(881,187)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(881,187)	(58)	(881,187)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans payable	477,517	-	477,517
Advances from related party	827,574	6,933	836,376
Net proceeds on sale of common stock	-	27,570	20,336
NET CASH FLOWS FROM FINANCING ACTIVITIES	1,305,091	34,503	1,334,229

EFFECT OF FOREIGN CURRENCY TRANSLATION	4,575	-	4,575
INCREASE IN CASH	168,862	4,589	173,611
CASH, BEGINNING OF YEAR	4,749	160	-
CASH, END OF YEAR	$173,611	$4,749	$173,611

SUPPLEMENTARY DISCLOSURES
Interest paid	$23,222	$-	$23,222
Taxes paid	$-	$-	$-

SUPPLEMENTARY NON-CASH INFORMATION (Note 10)

The accompanying notes are an integral part of these consolidated audited financial statements.

Barnabus Energy, Inc. (formerly Barnabus Enterprises Ltd.)

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

May 31, 2005

1.	Nature of Operations and Basis of Presentation

Barnabus Energy, Inc., formerly Barnabus Enterprises Ltd., (the “Company”) was incorporated on April 11, 2002 under the laws of the state of Nevada. Its primary focus was to acquire, explore and develop mineral properties. The Company holds an undivided interest in certain mineral properties referred to as Mount Claim in British Columbia, Canada.

Since the last quarter of fiscal year ended May 31, 2005, the Company’s principal area of interest is the exploration and development of oil and natural gas reserves. The Company intends to focus on the exploitation of targeted, low risk development opportunities and exploration of energy resources. The Company anticipates participating in a selected number of energy ventures as recommended by a small team of experienced professionals. Staffing is minimal as specialized consultants are retained when required.

The Company currently trades on the OTC Bulletin Board under the symbol "BBSE". On May 4, 2005, the Company effected a corporate name change from Barnabus Enterprises, Ltd. to Barnabus Energy, Inc.

2.	Going Concern

Since inception, the Company has incurred cumulative net losses of approximately $728,000 and has a working capital deficiency of approximately $1,147,000 at May 31, 2005.

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America with the on-going assumption applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The continued operations of the Company and the recoverability of the carrying value of assets is dependent upon the ability of the Company to obtain necessary financing to fund future development activities and operations and ultimately to attain profitable operations. However, there are inherent uncertainties in oil and gas exploration and management cannot provide assurances that it will be successful in this endeavour.

The Company expects to continue to incur substantial losses as its properties are developed, and does not expect to attain profitability in the near future. Since its inception, the Company has funded operations through short-term borrowings and equity investments in order to meet its strategic objectives. The Company's future operations are dependent upon external funding and its ability to increase revenues and reduce expenses. Management believes that sufficient funding will be available from additional borrowings and private placements to meet its business objectives including anticipated cash needs for working capital, for a reasonable period of time. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its business operation.

As a result of the foregoing, there exists substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Barnabus Energy, Inc. (formerly Barnabus Enterprises Ltd.)

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

May 31, 2005

3.	Summary of Significant Accounting Policies

a.	Principles of Consolidation and Basis of Accounting

These consolidated financial statements include the accounts of the Company, and its wholly owned subsidiary, Barnabus Energy, Inc. (“Alberta”). Alberta was incorporated under the name of “Sapphire Energy, Inc” on March 2, 2005 pursuant to the Business Corporation Act of the Province of Alberta, Canada. Effective on April 14, 2005, its name was changed to Barnabus Energy, Inc. All material intercompany accounts and transactions between the Company and its subsidiary have been eliminated.

These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles and are expressed in United States dollars.

b.	Exploration Stage Company

The Company has been in the exploration stage since its formation on April 11, 2002 and has not yet realized any revenues from its planned operations. As of the last quarter of the fiscal year ended May 31, 2005, it is primarily engaged in the acquisition, exploration and development of energy resources.

c.	Basic and Diluted Loss per Share

As per SFAS No. 128, Earnings per Share, basic loss per share is computed by dividing the loss for the period by the weighted average number of common shares outstanding for the period.

Fully diluted loss per share reflects the potential dilution of securities by including other potential common stock, including stock options and warrants, in the weighted average number of common shares outstanding for a period and is not presented where the effect is anti-dilutive. The presentation is only of basic loss per share as the effect of potential dilution of securities has no impact on the current period’s basic loss per share.

d.	Revenue Recognition

Revenues from the sale of oil and gas, which do not require any significant production, modification or customization for the Company’s targeted customers, are recognized when: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the Company’s fee is fixed and determinable, and; (4) collectibility is probable. As of May 31, 2005, the Company does not have any multiple element arrangements with any of its customers.

e.	Cash and Cash Equivalents

The Company considers all short-term debt securities purchased with a maturity of three months or less at the time of issuance to be cash equivalents.

Barnabus Energy, Inc. (formerly Barnabus Enterprises Ltd.)

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

May 31, 2005

3.	Summary of Significant Accounting Policies (Cont’d)

f.	Provision for Taxes

The Company utilizes the liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes. Under the liability method, deferred taxes assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.

At May 31, 2005, the Company had an accumulated net operating loss of $728,000. The realization of the benefits from this deferred tax asset appears uncertain due to the Company's limited operating history. Accordingly, a valuation allowance has been recorded which offsets the deferred tax asset at the end of the year.

g.	Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant areas requiring the use of estimates include stock based compensation, impairment of proven and unproven properties, and amortization of property, plant and equipment. Actual results could differ from management’s best estimates as additional information becomes available in the future.

h.	Impaired Assets

In accordance with the requirements of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company determined the carrying value of its long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. The costs incurred to acquire a mineral claim (See Note 5, Mineral Claim) was expensed in 2002 as exploration costs.

i.	Foreign Currency Translation

The Company has adopted Financial Accounting Standard No. 52, Foreign Currency Translation. The Company determined its functional currency is the Canadian dollar as substantially all of its operations are in Canada, and the current rate method is used to translate the financial statements into US dollars. All assets and liabilities are translated using the exchange rate in effect at the period end and revenues and expenses are translated at the average exchange rate for the period. Translation gains and losses are accumulated in Other Comprehensive loss in stockholders’ deficit.

j.	Derivative Instruments

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

At May 31, 2005, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Barnabus Energy, Inc. (formerly Barnabus Enterprises Ltd.)

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

May 31, 2005

3.	Summary of Significant Accounting Policies (Cont’d)

k.	Exploration Costs

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified.  To date the Company has not established any proven reserves on its mineral property.

l.	Oil and Gas Properties

The Company uses the full cost method in accounting for oil and gas properties. Accordingly, all costs associated with the acquisition, exploration and development of oil and gas properties are capitalized. Such costs include land and lease acquisition costs, annual carrying charges of non-producing properties, geological and geophysical costs, costs of drilling and equipment productive and non-producing wells, direct exploration salaries and related benefits, depreciation on property and equipment used in oil and gas exploration, and interest costs incurred with respect to financing oil and gas acquisition, exploration and development activities.

Costs are depleted using the composite unit-of-production method based upon proved reserves estimated by professional engineers. Reserves are converted to equivalent units on the basis of approximate relative energy content. As of May 31, 2005, no proved oil and gas reserves had been identified and no depreciation or depletion has been recorded to date.

Investments in unproved properties and major development projects not subject to amortization are not amortized until proved reserves associated with the projects can be determined, or until impairment occurs.

Capitalized costs are generally limited under “ceiling tests” to the value of future net revenues from estimated production of proved reserves at current prices and costs plus the lower of cost and estimated net realizeable value of unproved properties. If capitalized costs are determined to exceed estimated future net revenues, a write-down of carrying value is charged to depletion in the period.

m.	Deferred Share Offering Costs

Deferred share offering costs represent professional fees and other expenses related to filing registration statements with the Securities and Exchange Commission in anticipation of a planned share offering. These costs are netted against proceeds of the offering when it completes.

During the current year, the Company decided to abandon the planned share offering. All related costs were charged to operation in the current year.

Barnabus Energy, Inc. (formerly Barnabus Enterprises Ltd.)

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

May 31, 2005

3.	Summary of Significant Accounting Policies (Cont’d)

n.	Stock Based Compensation

In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (SFAS No. 148), an amendment of Financial Accounting Standard No. 123 Accounting for Stock-Based Compensation (SFAS No. 123). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. The adoption of SFAS 148 has not had an impact on the Company’s financial position or results of operations.

The Company has elected to continue to account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion NO. 25, Accounting for Stock Issued to Employees, (APB No.25) and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 as described above. In addition, in accordance with SFAS No. 123 the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants. Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company’s stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past service and pro-rata for future service over the option-vesting period.

In accordance with SFAS No. 123, the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services (EITF 96-18). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

As at May 31, 2005, the Company had not granted any stock options.

o.	Asset Retirement Obligations

The Company follows SFAS No. 143, relating to the financial accounting and reporting of obligations for tangible long lived asset retirement obligations and associated asset retirement costs. Management has reviewed the anticipated obligations and retirement costs of long lived assets for known obligations under contract, common practice, or laws and regulations in effect or anticipated.

Barnabus Energy, Inc. (formerly Barnabus Enterprises Ltd.)

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

May 31, 2005

3.	Summary of Significant Accounting Policies (Cont’d)

p.	Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs (“SFAS 151”). SFAS 151 requires issuers to treat idle facility expense, freight, handling costs, and wasted material (spoilage) as current-period charges regardless of whether such charges are considered abnormal. In addition, SFAS 151 requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 will be effective for all inventory costs incurred in fiscal years beginning after June 15, 2005. Management believes the adoption of this standard will not have a material impact on the Company's financial position or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (SFAS No. 123(R)), which requires the compensation cost related to share-based payments, such as stock options and employee stock purchase plans, be recognized in the financial statements based on the grant-date fair value of the award. SFAS No. 123(R) is effective for all interim periods beginning after December 15, 2005. Management is currently evaluating the impact of SFAS No. 123(R) on the Company’s financial condition and results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions (SFAS No. 153). SFAS No. 153 requires that exchanges of non-monetary assets are to be measured based on fair value and eliminates the exception for exchanges of non-monetary, similar productive assets, and adds an exemption for non-monetary exchanges that do not have commercial substance. SFAS 153 will be effective for fiscal periods beginning after June 15, 2005. Management does not believe that the adoption of SFAS No. 153 will have a material impact on the Company’s financial condition or results of operations

4.	Financial Instruments

a.	Credit Risk

The Company maintains cash deposits with financial institutions, which from time to time may exceed federally insured limits. The Company has not experienced any losses in connection with these deposits and believes it is not exposed to any significant credit risk from cash. At May 31, 2005, the Company did not have cash balances on deposit that exceeded the federally insured limits.

b.	Fair Values

SFAS No. 107, Disclosures about Fair Values of Financial Instruments, requires disclosing fair value to the extent practicable for financial instruments, which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

For certain financial instruments, including cash, prepaid, accounts payable and accrued expenses, advances due to related parties, and short term debts, it was assumed that the carrying amounts approximate fair value because of the near term maturities of such obligations. The fair value of debt was determined based on current rates at which the Company could borrow funds with similar remaining maturities, which amount approximates its carrying value.

Barnabus Energy, Inc. (formerly Barnabus Enterprises Ltd.)

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

May 31, 2005

4.	Financial Instruments (Cont’d)

c.	Foreign Exchange Risk

The Company may be subject to significant currency risk due to the fluctuations of exchange rates between the Canadian dollar and the U.S. dollar.

d.	Liquidity Risk

The Company is exposed to liquidity risk as its continued operations are dependent upon obtaining additional capital or achieving profitable operations to satisfy its liabilities as they come due.

5.	Mineral Claim

Pursuant to a purchase agreement dated April 11, 2002, as amended on October 1, 2002, the Company acquired an undivided 100% interest of one mineral claim in the Liard Mining Division in the Toodoggone area of North-Central British Columbia, Canada.

Pursuant to this agreement, if the Company fails to spend $100,000 on the property prior to December 31, 2005, the property must be transferred back to the previous owner unless the Company exercises its right to extend the agreement to a maximum of two additional years to December 31, 2007 by paying $2,000 per year from December 31, 2003 to December 31, 2006. All extension payments may be deducted against the net smelter return royalty. The Company paid $2,000 on December 31, 2003 and 2004 to maintain its right.

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

Subsequent to the year end, the Company decided not to pursue the property and will not make further payments to extend its right on the property. It is anticipated that the property will be returned to the previous owner.

Barnabus Energy, Inc. (formerly Barnabus Enterprises Ltd.)

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

May 31, 2005

6.	Advances in Respect of Oil and Gas Interest Acquisition

All of the Company’s oil and gas activities are currently conducted in Canada. The following costs were incurred in oil and gas acquisition, exploration and development activities during the following periods:

	May 31,
	2005	2004	Total
Advances in respect of planned acquisition	$789,783	$-	$789,783
Development costs – unproved	91,404	-	91,404
	$881,187	$-	$881,187

Manyberries, Alberta, Canada

On March 3, 2005, the Company entered into an Oil & Gas Asset Sale Agreement (“OGAS Agreement”) with Goldstar Gas Corp (“Goldstar”). Pursuant to the terms of the OGAS Agreement, the Company agreed to acquire a 90% interest in a bare trust from Goldstar. The bare trust is administered by MB Gas Inc. (“MB Gas”), as bare trustee, which holds legal title to certain unproven petroleum and natural gas assets on behalf of Goldstar as set out in the OGAS Agreement. The Company agreed to acquire the beneficial interest in consideration for the issuance of 2,000,000 common stock of the Company to Goldstar, a cash payment of $99,483 and the assumption of Goldstar’s debt amounting to $624,751. In addition to the issuance of shares to Goldstar, the company agreed to issue 250,000 common stock of the Company as an agency fee in connection with the OGAS Agreement.

The closing of the OGAS Agreement is subject to the satisfaction of conditions precedent to closing as set out in the agreement, including the issuance of 2,250,000 common stock of the Company with an estimated value of $900,000 (Note 9a).

Upon the closing of the OGAS Agreement, the Company will own a controlling interest in the bare trust that holds the legal interest in the Manyberries Gas Project, which is located in the southeastern region of Alberta, Canada, and a controlling interest in a sweet and sour gas processing and compression facility. In contemplation of the close of the OGAS Agreement, Goldstar has agreed to permit the Company to hold the 90% interest in the bare trust as of December 15, 2004. From this date, the Company has made advances to and incurred expenses from MB Gas as operator of the assets and trustee of the trust.

The sweet and sour gas processing and compression facility is connected to five gathering lines from local wells:  three for natural gas, one for produced water and one for fuel gas (collectively, the “Facilities”).  MB Gas will continue to act as the Facilities’ operator and, where necessary, act as a general contractor for further facilities construction.

Barnabus Energy, Inc. (formerly Barnabus Enterprises Ltd.)

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

May 31, 2005

6.	Advances in Respect of Oil and Gas Interest Acquisition (Cont’d)

On March 3, 2005, the Company signed a Project Development and Project Management Agreement with MB Gas. The Company agreed to pay MB Gas a monthly fee of $15,916 (Cdn$20,000) as the operator of the property up to December 31, 2006. During the year ended May 31, 2005, the Company paid MB Gas a total of $48,555, which was capitalized as development costs.

As at May 31, 2005, the amount recorded as advances in respect of planned acquisition consists of a $99,483 cash payment, $624,751 in assumed debt (which was paid in full prior to year end), capitalized interest of $20,794 and $44,755 incurred in respect of a Petroleum and Natural Gas Licence Agreement the Company intends to secure with the Province of Alberta in order to obtain access to an additional 1,536 hectares of land surrounding the Manyberries area for an initial term of two years.

7.	Loans payable

	May 31, 2005	May 31, 2004

Unsecured demand promissory note, payable to a non-related party, bearing interest at 3% per month. Interest is payable monthly. Principal (Cdn $100,000) is due on April 26, 2006.	$79,586	$-

Secured demand promissory note payable to a non-related party, bearing interest at 3% per month payable monthly, principal due on May 31, 2006 (Cdn $500,000), secured by a floating charge over all of the Company’s assets to a maximum of $700,000 and a specific charge over all of the shares of the Company’s subsidiary.	397,931	-
	$477,517	$-

During the year ended May 31, 2005, the Company has incurred a total of $8,497 in interest relating to the above loans.

8. Advances From Related Party

Advances from related party represent loans from an officer of the Company that are unsecured, non-interest bearing and have no fixed terms for repayment.

Barnabus Energy, Inc. (formerly Barnabus Enterprises Ltd.)

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

May 31, 2005

9.	Share Capital

a	Common Stock

Authorized – 1,125,000,000 common shares, $0.001 par value.

45,598,000 shares of common stock were issued to current shareholders on March 3, 2004, as part of a 1:15 forward stock split. In contemplation of this stock split, the authorized share capital was increased from 75,000,000 to 1,125,000,000, and the number of shares issued and outstanding increased from 3,257,000 to 48,855,000. The par value of the stock remained as $0.001 per share. Unless otherwise noted, all references to common stock, common shares outstanding, average numbers of common shares outstanding and per share amounts in these financial statements and the notes to financial statements prior to the effective date of the forward stock split have been restated to reflect the 1:15 forward split on a retroactive basis.

During the fiscal year ended May 31, 2002, 7,500,000 shares of common stock were issued to officers and directors for cash. There was no public offering of any securities. These shares were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933. Shares were issued for a total cash consideration of $3,500.

During the fiscal year ended May 31, 2003, 6,750,000 shares of common stock were issued, for a total cash consideration of $4,500 pursuant to a private placement. The funds were received during the fiscal year ended May 31, 2004.

During the fiscal year ended May 31, 2004, 34,605,000 shares of common stock were issued for a total cash consideration of $23,070 pursuant to a private placement.

On October 28, 2004, 3,281,250 shares of common stock owned by the former President and Secretary were returned to treasury for cancellation, following her resignation as part of a management reorganization

Upon the closing of the OGAS Agreement dated March 3, 2005, the Company will issue 2,250,000 shares of common stock which will have an estimated fair value of $900,000.

a	Consultant Compensation Plan

In accordance with the Company’s 2004 Consultant Compensation Plan, on September 23, 2004, the Company filed with the Securities and Exchange Commission a registration statement on "Form S-8 - For Registration Under the Securities Act of 1933 registering 9,771,000 shares of common stock under the Consultant Compensation Plan. In accordance with the terms of the plan, the Board of Directors is authorized to issue shares to consultants without further shareholder approval to a maximum of 9,771,000 shares.

On October 12, 2004, the Company issued 1,095,000 shares of common stock pursuant to terms of the Consultant Compensation Plan to various consultants for services rendered. The shares issued to consultants were valued at $427,050, being the fair value of the shares at the date of issuance in accordance with SFAS No. 123 and EITF 96-18. The amount was recorded as consulting fee during the year.

Barnabus Energy, Inc. (formerly Barnabus Enterprises Ltd.)

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

May 31, 2005

10. Supplemental Disclosure with respect to cash flows

During the year ended May 31, 2005, the Company issued 1, 095,000 common shares with a fair value of $0.39 per share under the Company’s Consultant Compensation Plan The Company recorded $427,500 as consulting fee expense in the year.

11. Commitments and Contingencies

a	Agreements for investor relations services

The Company is committed to two agreements for investor relations’ services, as follows: (a) $5,000 per month to April 18, 2006, for advertising, marketing and communication consulting services; and (b) $10,000 per month to March 1, 2006, for marketing and investor relations services. During the year ended May 31, 2005, the Company paid $40,000 in respect of these agreements.

a	Management services

The Company is committed to pay $2,500 per month to an officer of the Company for management consulting services, effective March 1, 2005..

c.	Consulting services agreement

The Company is committed to pay $3,979 (Cdn $5,000) per month and issue 250,000 common shares of the Company on or before June 1, 2005. The agreement is for a term of one year expiring March 31, 2006.

Subsequent to the year end, the agreement was terminated and the Company is not obligated to issue the above mentioned shares.

d.	Advance from related party

During fiscal 2005, a company (the “Lender”) owned by a person related to an officer of the Company advanced $159,172 to the officer and the officer then advanced the amount to the Company. The Lender claims that the original advance was intended to be used for purchasing 400,000 common shares and 400,000 warrants of the Company pursuant to a private placement and has demanded that the shares be issued. The Company plans to repay the advance and does anticipate that any further costs will be incurred in connection with this matter.

12. Related Party Transactions

The Company entered into the following related party transactions:

i.	Received advances from an officer of the Company in the amount of $836,376. The amount is unsecured, non-interest bearing and has no fixed terms for repayment (Note 11d);

ii.	Incurred a $7,560 management fee payable to an officer (2003 – Nil) of which $5,557 is included in accounts payable at year end;

Barnabus Energy, Inc. (formerly Barnabus Enterprises Ltd.)

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

May 31, 2005

13. Future Income Taxes

The Company has net operating loss carry forwards for income taxes amounting to approximately $728,000 as at May 31, 2005 (2004 - $34,000) which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a full, deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

14. Subsequent Events

a)

On June 17 2005, the Company entered into an agreement with MB Gas to acquire a 90% interest in MB Gas’s working interest, existing wells, gathering pipelines, wellsite and plant facility in the Manyberries area of Alberta, Canada for a total purchase price of $275,000. As part of the agreement the Company will also receive various percentage interests in related property sections. The Company has paid $175,000 and the Company must pay the balance not later than December 31, 2005.

b)

On July 21, 2005, the Company entered into a licensing agreement concerning a technology, referred to as “Suncone” which is intended to economically collect solar energy using non-imaging optics methodology. Pursuant to the licensing agreement, the Company will have the exclusive right to apply the Suncone technology to distributed energy systems, electric power plants, saline water desalinations systems and other applications. The Company will be responsible for funding the development and commercialization of the technology. As consideration for granting the license, the licensor will receive a royalty of 5 to 8 % of gross sales from licensed products, and 2% of sales of electrical power or desalinated water.

c)

On July 28, 2005, the Company entered into a letter agreement with Solar Roofing Systems Inc., (“Solar”) for the purchase of up to twenty percent (20%) of the then issued and outstanding common shares of Solar for CDN $2,200,000. The Company will be required to pay a good faith, non-refundable deposit of CDN $20,000 within five (5) business days from the date of execution of the letter agreement, such deposit to be credited against the first payment required in the payment schedule. Payment of the of the purchase price is to be as follows: (i) payment of CDN $750,000 45 days after the date of execution of the letter agreement; (ii) payment of CDN $750,000 90 days after the date of execution of the letter agreement; (iii) payment of CDN $500,000 120 days after the date of execution of the letter agreement and; (iv) payment of CDN $200,000 180 days after the date of execution of the letter agreement. Proceeding with this transaction is subject to the Company completing its due diligence procedures.

Solar develops and manufactures environmentally friendly energy products that utilize solar power to produce electricity.

d)

Effective August 1, 2005, the Company entered in to a consulting agreement for oil and gas management and operations services, for $5,000 per month. The agreement has a term of twelve months, with the option to extend the agreement for further one-month periods. Either party may terminate the agreement upon 30 days written notice.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 8A.	CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report, being May 31, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s President. Based upon that evaluation, our company’s President concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our President and Secretary as appropriate, to allow timely decisions regarding required disclosure.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers, Promoters and Control Persons

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The executive officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, as well as the positions held, age and duration of appointment for such persons are as follows:

Name	Position Held with our Company	Age
Kerry Nagy	President, Secretary and Director	33
David Saltman	Director	51
Tedman M. Williams	Director	47

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he or she was employed.

KERRY NAGY

President, Secretary and Director. Mr. Nagy has been President of our company since October 28, 2004 and a director and Secretary since April 11, 2002. From July 1999 to the present, Mr. Nagy has been an Insurance Underwriter for St. Paul Guarantee Insurance Company located in Vancouver, British Columbia. From February 1998 to July 1999, Mr. Nagy was a Financial Services Officer and Loans Officer with Surrey Metro Savings Credit Union, New Westminster, British Columbia. In August 1995, Mr. Nagy received a Bachelor Degree of Economics from the University of Saskatchewan, Canada majoring in Finance.

DAVID SALTMAN

Director and Advisory Committee Chair. Mr. Saltman, a senior executive of BioComposites International, a company producing natural fiber reinforced plastics for the automobile, building materials and consumer products industries and is knowledgeable in regards to renewable energy solutions. He has participated in the President’s advisory council that created environmental purchasing guidelines for the federal government, and is the recipient of several awards from the American Marketing Association for his work on sustainable technologies. Prior to his efforts in this sector, Mr. Saltman enjoyed a successful career in the entertainment industry, including being a founder of the “E!” Entertainment Network. He is a native Californian residing just outside of San Diego and is a graduate of UCLA’s Annenberg School of Communication.

TEDMAN M. WILLIAMS

Director. Mr. Williams has been a Consulting Chief Financial Officer of BOTB Corporation, a private Canadian holding company that is an information technology and support services provider located in Calgary, Canada that provides information technology services to public companies.   From October 2003 to January 2004, Mr. Williams was a Consulting Chief Financial Officer of Rare Method Capital, a Canadian corporation that is located in Calgary, Canada and is publicly traded on the TSX.  From August 1998 to September 2003, Mr. Williams was the Chief Financial Officer of Impact Blue, Inc., an interactive web-advertising agency located in Calgary, Canada.  In 1983, Mr. Williams received a Chartered Accountant designation in Alberta, Canada.   In May 1980, Mr. Williams received a Bachelor of Commerce Degree from the University of Alberta in Edmonton.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);
3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee Financial Expert and Audit Committee

Our board of directors currently acts as our audit committee. Our board of directors has not yet determined whether we have a member who qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B, and is “independent” as the term is used in Tem 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

At the present time, we believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. Our board of directors believes that an audit committee represents an unwarranted expense at this time due to the fact that our company has not generated any revenues to date. Our company, however, recognizes the importance of good corporate governance and intends to appoint an audit committee comprised entirely of independent directors, including at least one financial expert, within a reasonable amount of time following the closing of the asset agreement.

Code of Ethics

Effective August 30, 2005, our company’s board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company’s President and Chief Executive Officer as well as the individuals performing the functions of our Chief Financial Officer, Secretary and Controller. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

1.	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
2.

full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

3.	compliance with applicable governmental laws, rules and regulations;
4.	the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and
5.	accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company’s personnel shall be accorded full access to our President and Chief Executive Officer with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of our company’s personnel are to be accorded full access to our company’s board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our President and Chief Executive Officer.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company’s President and Chief Executive Officer. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the President and Chief Executive Officer, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company’s Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics is filed as Exhibit 14.1 to this annual report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Barnabus Energy, Inc., 674 Granville Street, P.O. Box 54035, Vancouver, B.C., Canada V6C 3P4.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of Forms 3, 4 and 5 (and amendments thereto) furnished to us during or in respect of the fiscal year ended May 31, 2005, we are not aware of any director, executive officer or beneficial owner of more than 10% of the outstanding common stock who or which has not timely filed reports required by Section 16(a) of the Exchange Act during or in respect of such fiscal year except Statement of Changes in Beneficial Ownership of Securities on Form 4 that was filed on September 13, 2004 which incorrectly stated the number of shares held by Kerry Nagy, a director and executive officer of our company. The correct number of shares held by Mr. Nagy was disclosed on our proxy statement on Schedule 14A filed on March 29, 2005. Mr. Nagy intends to file a Form 4/A during the first quarter of fiscal 2006 to correct the omission in the Form 4 filed on September 13, 2004.

ITEM 10.	EXECUTIVE COMPENSATION.

The particulars of compensation paid to the following persons:

(a)	our chief executive officer;

(b)

each of our four most highly compensated executive officers who were serving as executive officers at the end of the most recently completed financial year ended May 31, 2005, and whose total salary and bonus exceeds $100,000 per year; and

(c)

any additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as an executive officer of our company at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, of our three most recently completed fiscal years ended May 31, 2005, are set out in the following summary compensation table. Kerry Nagy is presently the sole executive officer of our company.

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Position of Principal	Fiscal Year Ending	Salary (U.S. $)	Bonus (U.S. $)	Other Annual Compensation (U.S. $)	Securities Under Options Granted	Restricted Shares or Restricted Share Units	LTIP Pay- Outs	All Other Compen- sation (U.S. $)
Kerry Nagy (1) President and Secretary	2005 2004 2003	Nil Nil N/A	Nil Nil N/A	$7,500 Nil N/A	Nil Nil N/A	Nil Nil N/A	Nil Nil N/A	Nil Nil N/A
Victoria Chen President (2)	2005 2004 2003	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil
(1)		Kerry Nagy was appointed President and Secretary on October 26, 2004
(2)	Victoria Chen was appointed President in April 2002 and resigned on October 26, 2004

Employment/Consulting Agreements

Our compensation program for our executive officers is administered and reviewed by our board of directors. Historically, executive compensation consists of a combination of base salary and bonuses. Individual compensation levels are designed to reflect individual responsibilities, performance and experience, as well as the performance of our company. The determination of discretionary bonuses is based on various factors, including implementation of our business plan, acquisition of assets, development of corporate opportunities and completion of financing.

Our company has not entered into an employment contract with our sole executive officer. There were no compensatory plans or arrangements with any executive officer of our company or our subsidiary for payments to be made to an executive officer following the retirement, resignation or termination of any executive officer’s employment with our company or our subsidiary. As of the date of this annual report, we have no compensatory plan or arrangement with respect to any officer that results or will result in the payment of compensation in any form from the resignation, retirement or any other termination of employment of such officer’s employment with our company, from a change in control of our company or a change in such officer’s responsibilities following a change in control.

Our company has entered into a service agreement for the 2006 fiscal year whereby our company has agreed to pay Kerry Nagy, President and Secretary of our company, the aggregate amount of $30,000, pursuant to a month-to-month verbal consulting agreement. Pursuant to the terms and provisions of the consulting agreement: (i) Mr. Nagy agreed to provide financial and managerial consulting services to our company; and (ii) Mr. Nagy shall be paid a monthly fee of $2,500 for a potential annual salary of $30,000, and reimbursement of expenses.

Our company has entered into a business consultant agreement dated March 1, 2005, between Beneficial Designs, Inc. and our company, whereby our company has agreed to pay $120,000 to Beneficial Designs as consultant, payable with a monthly fee of $10,000 plus reimbursement of reasonable expenses in exchange for marketing and investor relations services to our company.

Stock Option Plan

Currently, our company does not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Stock Options/SAR Grants

There were no grants of stock options or stock appreciation rights during our fiscal year ended May 31, 2005.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised by any officer or director of our company during our fiscal year ended May 31, 2005.

Long-Term Incentive Plan

Currently, our company does not have a long-term incentive plan in favor of any director, officer, consultant or employee of our company.

Directors Compensation

Directors may be paid their expenses for attending each board of directors meeting and may be paid a fixed sum for attendance at each meeting of the directors or a stated salary as director. No payment precludes any director from serving our company in any other capacity and being compensated for the service. Members of special or standing committees may be allowed like reimbursement and compensation for attending committee meetings. During our fiscal year ended May 31, 2005, none of our directors were paid any funds to attend director meetings.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of May 31, 2005, certain information with respect to the beneficial ownership of our company’s common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers and the directors and executive officers of our subsidiary. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Position Held	Amount and Nature of Beneficial Owner	Percent of Class (1)
Kerry Nagy	President, Secretary and Director	3,843,750(2)	8.2%
David Saltman	Director	Nil	Nil
Tedman M. Williams	Director	Nil	Nil
Directors and Executive Officers as a Group (3 persons)		3,843,750	8.2%

(1)

Based on 46,668,750 shares of common stock issued and outstanding as of August 15, 2005. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for purposes of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)	Includes 562,500 shares held by the wife of Kerry Nagy.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Our company has not been a party to any transaction, proposed transaction, or series of transactions during the last two years in which the amount involved exceeds $60,000, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holders, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

ITEM 13.	EXHIBITS.
Exhibit Number	Description
(2)	Plan of Purchase, Sale, Reorganization, Arrangement, Liquidation or Succession
2.1(2)

Oil & Gas Asset Sale Agreement dated March 3, 2005, among Goldstar Gas Corp., Barnabus Energy Inc. under its former name Sapphire Energy Inc. and our company in addition to the related agreements attached thereto

(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1(1)	Articles of Incorporation

3.2(1)	Bylaws
3.3*	Certificate of Amendment filed with the Secretary of State of Nevada on February 23, 2004
3.4(2)	Certificate of Amendment filed with the Secretary of State of Nevada on May 4, 2005
(10)	Material Contracts
10.1*	Business Consultant Agreement dated March 1, 2005, between Beneficial Designs, Inc. and our company
10.2*	Petroleum and Natural Gas License dated March 24, 2005 issued by the Province of Alberta to MB Gas Inc.
10.3*	Project Development and Project Management Agreement dated March 3, 2005, among MB Gas Inc., our company and Barnabus Energy Inc., our wholly-owned subsidiary
10.4*	Amendment #1 To Project Development and Project Management Agreement 150 among MB Gas Inc., our company and Barnabus Energy Inc., our wholly-owned subsidiary
10.5*	Letter of Intent dated July 14, 2005, between Solar Roofing Systems Inc. and our company
10.6*	Technology Licensing Agreement (Suncone) dated July 21, 2005, between Dr. Melvin L. Prueitt and our company
10.7*	Agreement of Purchase and Sale dated June 17, 2005, between our company and MB Gas Inc.
(14)	Code of Ethics
14.1*	Code of Ethics
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Filed herewith
(1)	Incorporated by reference from our Registration Statement on Form SB-2 filed on August 1, 2002
(2)	Incorporated by reference from our Current Report on Form 8-K filed on August 31, 2005
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Accountant

- 27 -

Our company retained Dale, Matheson Carr-Hilton LaBonte, an independent registered public accounting firm, to provide audit services during the fiscal years ended May 31, 2005 and 2004. Our company paid the following fees to our independent accountants during the fiscal years ended May 31, 2005 and 2004:

	Fiscal year ended May 31, 2005	Fiscal year ended May 31, 2004
Audit Fees	$16,000	$8,250
Audit Related Services	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$16,000	$8,250

Audit Fees. This category includes the fees for the examination of our consolidated financial statements and our quarterly reviews of interim financial statements. This category also includes advice on audit and accounting matters that arose during or as a result of the audit or the review of our interim financial statements, and the preparation of an annual “management letter” on internal control matters.

The aggregate fees billed by our independent accountants for professional services rendered for the audit of our annual financial statements for the fiscal year ended May 31, 2005 and 2004 were $16,000 and $8,250 respectively. For the fiscal year ended May 31, 2005, our independent accountants did not bill any fees to our company for assurance or services relating to our quarterly financial statements.

Audit Related Services. We did not incur any audit related services billed by our independent accountants during the fiscal years ended May 31, 2005 and 2004.

Tax Fees. We did not incur any tax fees billed by our independent accountants during the fiscal years ended May 31, 2005 and 2004.

All Other Fees. We did not incur any additional fees billed by our independent accountants other than the fees listed above during the fiscal years ended May 31, 2005 and 2004.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our independent accountant is engaged by us or our subsidiary to render any auditing or permitted non-audit related services, the engagement be:

- approved by our audit committee; or

- entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

Our board of directors, acting as our audit committee, pre-approves all services provided by our independent accountant. Our board of directors does not have records of what percentage of the above fees were pre-approved. All of the services and fees described above were reviewed and approved by our board of directors before or after the respective services were rendered.

Our board of directors has considered the nature and amount of the fees billed by Dale, Matheson Carr-Hilton LaBonte and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining the independence of Dale, Matheson Carr-Hilton LaBonte.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARNABUS ENERGY, INC.

By:/s/ Kerry Nagy

Kerry Nagy

President, Secretary and Director

(Principal Executive Officer,

Principal Financial Officer and

Principal Accounting Officer)

Date: September 12, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:/s/ Kerry Nagy

Kerry Nagy

President, Secretary and Director

(Principal Executive Officer,

Principal Financial Officer and

Principal Accounting Officer)

Date: September 12, 2005

By:/s/ David Saltman

David Saltman

Director

Date: September 12, 2005