Form 10QSB
period 2005-08-31
BARNABUS ENERGY, INC.
filed 2005-10-18
CIK 1176193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________

Commission file number 000-50450

BARNABUS ENERGY, INC.
(Name of small business issuer in its charter)

Nevada	98-0370750
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

674 Granville Street, PO Box 54035,
Vancouver, B.C., Canada	V6C 3P4
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (604) 657-2246

Securities registered pursuant to Section 12(b) of the Act:.

Title of each class	Name of each exchange on which registered
Nil	Nil

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
Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

46,668,750 common shares issued and outstanding as of October 14, 2005.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

(Check one): Yes ☐ No ☒

PART I – FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

BARNABUS ENERGY, INC.
(Formerly Barnabus Enterprises Ltd.)

(An Exploration Stage Company)

Consolidated Financial Statements
August 31, 2005
(unaudited)

CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Barnabus Energy, Inc. (formerly Barnabus Enterprises Ltd.)
(An Exploration Stage Company)
Consolidated Financial Statements August 31, 2005

Barnabus Energy Inc. (Formerly Barnabus Entreprises Ltd.)

(an Exploration Stage Company)
BALANCE SHEETS

	August 31, 2005	May 31, 2005
	Unaudited	Audited
ASSETS

Current
Cash	$101,047	$173,611
Prepaid expenses and other current assets	29,046	51,491
	130,093	225,102

Advnces in respect of oil and gas properties interest
acquisition (Note 3l and 6)	1,234,736	881,187

Total assets	$1,364,829	$1,106,289

LIABILITIES and STOCKHOLDERS' EQUITY (DEFICIT)

Current
Accounts payable and accrued expenses (Note 11)	$218,003	$57,880
Loans payable (Note 7)	503,482	477,517
Advances from related parties (Notes 8,10d and 11)	1,233,261	836,376

Total Liabilities	1,954,747	1,371,773

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value;
1,125,000,000 shares authorized;
46,668,750 (May 31, 2005 - 46,668,750) shares
issued and outstanding	4,133	4,133
Additional paid-in capital	453,987	453,987
Deficit accumulated during development stage	(1,034,347)	(728,179)
Other comprehensive loss	(13,690)	4,575

Total Stockholders' Deficit	(589,917)	(265,484)

Total Liabilities and Stockholders' Deficit	$1,364,829	$1,106,289

GOING CONCERN (Note 2)
COMMITMENTS and CONTINGENCIES (Notes 6, 7 and 10)

The accompanying notes are an integral part of these financial statements

Barnabus Energy, Inc. (formerly Barnabus Enterprises Ltd.)
(An Exploration Stage Company)
Consolidated Financial Statements
August 31, 2005

Barnabus Energy Inc. (Formerly Barnabus Entreprises Ltd.)
(an Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three-month period		Cumulative, Inception,
	ended August 31,		April 11, 2002, to August
	2005	2004	31, 2005
	(unaudited)	(unaudited)	(unaudited)
Expenses
Consulting fees	17,885	-	466,924
Interest on loans payable (Note 7)	44,754	57	53,651
Professional fees	99,344	597	282,019
Exploration costs	-	1,412	5,500
Investor relations and shareholder communications	61,293	-	92,677
Management fees	68,498	-	76,058
General and administrative	14,393	-	57,517
	306,168	2,066	1,034,347

Net loss for the period	(306,168)	(2,066)	(1,034,347)

Net loss per share:
Basic and Diluted	$(0.01)	$(0.00)

Weighted Average Shares Outstanding	46,668,750	48,855,000

The accompanying notes are an integral part of these financial statements

Barnabus Energy, Inc. (formerly Barnabus Enterprises Ltd.)
(An Exploration Stage Company)
Consolidated Financial Statements
August 31, 2005

Barnabus Energy Inc. (Formerly Barnabus Entreprises Ltd.)
(an Exploration Stage Company)
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY
For the period from April 11, 2002 [Date of Inception] to August 31, 2005

			Additional	Deficit during	Accumulated	Total
	Common Stock		Paid-In	Development	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stage	Loss	Equity [Deficit]

Balance, at inception	-	$-	$-	$-	$-	$-
Issuance of stock at $0.007 per share	500,000	500	3,000	-	-	3,500
Net loss for the year				(24,952)	-	(24,952)
Balance, May 31, 2002	500,000	500	3,000	(24,952)	-	(21,452)

Issuance of stock at $0.01 per share	450,000	450	4,050	-	-	4,500
Subscriptions receivable	-	-	(4,500)	-	-	(4,500)
Net loss for the year				(2,816)	-	(2,816)
Balance, May 31, 2003	950,000	950	2,550	(27,768)	-	(24,268)

Issuance of stock at $0.01 per share	2,307,000	2,307	20,763	-	-	23,070
Subscriptions received	-	-	4,500	-	-	4,500
implementation od 15:1 forward stock split	45,598,000	-	-	-	-	-
Net loss for the year	-	-	-	(34,365)	-	(34,365)
Balance, May 31, 2004	48,855,000	3,257	27,813	(62,133)	-	(31,063)

Issuance of stock at $0.01 per share as per
consultant compensation plan	1,095,000	1,095	425,955	-	-	427,050
Cancellation of shares	(3,281,250)	(219)	219	-	-	-
Foreign currency translation adjustments	-	-	-		4,575	4,575
Net loss for the year	-	-	-	(666,046)	-	(666,046)
Balance, May 31, 2005	46,668,750	4,133	453,987	(728,179)	4,575	(265,484)

Foreign currency translation adjustments	-	-	-	-	(18,265)	(18,265)
Net loss for the period	-	-	-	(306,168)	-	(306,168)
Balance, August 31, 2005 (unaudited)	46,668,750	4,133	453,987	(1,034,347)	(13,690)	(589,917)

The accompanying notes are an integral part of these financial statements

Barnabus Energy, Inc. (formerly Barnabus Enterprises Ltd.)
(An Exploration Stage Company)
Consolidated Financial Statements
August 31, 2005

Barnabus Energy Inc. (Formerly Barnabus Entreprises Ltd.)
(an Exploration Stage Company)

STATEMENTS OF CASH FLOWS

	For the three month period		Cumulative, Inception,
	ended August 31,		April 11, 2002, to August
	2005	2004	31, 2005

Cash Flows from operating activities
Net loss for the period	$(306,168)	$(2,066)	$(1,034,347)

Items not affecting cash:
- Deferred share offering costs	-	-	10,734
- Stock-based consulting fees (Note 9b)	-	-	427,050
Changes in working captial assets and liabilities:
- prepaids expenses and other current assets	22,445	-	(29,046)
- accounts payable and accrued expenses	160,123	1,448	218,003

Net cash flows used in operating activities	(123,600)	(618)	(407,606)

Cash flows from investing activities
Advances in respect of oil and gas interests	(305,634)	-	(1,234,736)

Net cash flows used in investing activities	(305,634)	-	(1,234,736)

Cash flows from financing activities
Advances from related party	351,406	(3,487)	1,233,261
Loans payable	-	-	503,482
Net proceeds on sale of common stock	-	-	20,336

Net cash flows from (used in) financing activities	351,406	(3,487)	1,757,080

Effect of foreign currency translation	5,264		(13,690)

Net Increase (Decrease) in Cash	(72,564)	(4,105)	101,047

Cash, Beginning of Period	173,611	4,749	-

Cash, End of Period	$101,047	$644	$101,047

SUPPLEMENTAL NON-CASH DISCLOSURES

Interest paid	$46,817	$-	$70,039
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements

Barnabus Energy, Inc. (formerly Barnabus Enterprises Ltd.)
(An Exploration Stage Company)
Consolidated Financial Statements
August 31, 2005

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

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended August 31, 2005 are not necessarily indicative of the results that may be expected for the year ended May 31, 2006.

2.          Going Concern

Since inception, the Company has incurred cumulative net losses of approximately $1,034,300 and has a working capital deficiency of approximately $589,900 at August 31, 2005.

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
August 31, 2005

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

Revenues from the sale of oil and gas, which do not require any significant production, modification or customization for the Company’s targeted customers, are recognized when: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the Company’s fee is fixed and determinable, and; (4) collectibility is probable. As of August 31, 2005, the Company does not have any multiple element arrangements with any of its customers.

	e.	Cash and Cash Equivalents

The Company considers all short-term debt securities purchased with a maturity of three months or less at the time of issuance to be cash equivalents.

Barnabus Energy, Inc. (formerly Barnabus Enterprises Ltd.)
(An Exploration Stage Company)
Consolidated Financial Statements
August 31, 2005

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

At August 31, 2005, the Company had an accumulated net operating loss of approximately $1,034,300. The realization of the benefits from this deferred tax asset appears uncertain due to the Company's limited operating history. Accordingly, a valuation allowance has been recorded which offsets the deferred tax asset at the end of the year.

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

At August 31, 2005, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Barnabus Energy, Inc. (formerly Barnabus Enterprises Ltd.)
(An Exploration Stage Company)
Consolidated Financial Statements
August 31, 2005

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

Costs are depleted using the composite unit-of-production method based upon proved reserves estimated by professional engineers. Reserves are converted to equivalent units on the basis of approximate relative energy content. As of August 31, 2005, no proved oil and gas reserves had been identified and no depreciation or depletion has been recorded to date.

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
August 31, 2005

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

As at August 31, 2005, the Company had not granted any stock options.

n.	Asset Retirement Obligations

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

The Company maintains cash deposits with financial institutions, which from time to time may exceed federally insured limits. The Company has not experienced any losses in connection with these deposits and believes it is not exposed to any significant credit risk from cash. At August 31, 2005, the Company did not have cash balances on deposit that exceeded the federally insured limits.

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
August 31, 2005

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

During the quarter ended August 31, 2005, the Company decided not to pursue the property and will not make further payments to extend its right on the property. It is anticipated that the property will be returned to the previous owner.

6.	Advances in Respect of Oil and Gas Interest Acquisition

All of the Company’s oil and gas activities are currently conducted in Canada. The following costs were incurred in oil and gas acquisition, exploration and development activities during the following periods:

	August 31,	May 31,
	2005	2005
Advances in respect of planned acquisition	$978,821	$789,783
Development costs – unproved	255,915	91,404
	$1,234,736	$881,187

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
August 31, 2005

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

On June 17, 2005, the Company entered into an agreement with MB Gas to acquire a 90% interest in MB Gas’s working interest, existing wells, gathering pipelines, wellsite and plant facility in the Manyberries are of Alberta, Canada for a total purchase price of $275,000. As part of the agreement, the Company will also receive various percentage interests in related property sections. The Company paid $175,000 in the current quarter and the Company paid the balance subsequent to the quarter end.

The sweet and sour gas processing and compression facility is connected to five gathering lines from local wells: three for natural gas, one for produced water and one for fuel gas (collectively, the “Facilities”). MB Gas will continue to act as the Facilities’ operator and, where necessary, act as a general contractor for further facilities construction.

On March 3, 2005, the Company signed a Project Development and Project Management Agreement with MB Gas. The Company agreed to pay MB Gas a monthly fee of $15,916 (Cdn$20,000) as the operator of the property up to December 31, 2006. To August 31, 2005, the Company paid MB Gas a total of $98,282, which was capitalized as development costs.

As at August 31, 2005, the amount recorded as advances in respect of planned acquisition consists of a $99,483 cash payment, $624,751 in assumed debt (which was paid in full in the year ended May 31, 2005), capitalized interest of $20,794 and $191,604 incurred in respect of a Petroleum and Natural Gas Licence Agreement the Company intends to secure with the Province of Alberta in order to obtain access to an additional 1,536 hectares of land surrounding the Manyberries area for an initial term of two years.

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

Barnabus Energy, Inc. (formerly Barnabus Enterprises Ltd.)
(An Exploration Stage Company)
Consolidated Financial Statements
August 31, 2005

7.	Loans payable

August 31,
2005

Unsecured demand promissory note, payable to a non-related party, bearing interest at 3% per month, payable monthly. Principal (Cdn. $100,000) is due on April 26, 2006.	$83,913

Secured demand promissory note payable to a non-related party, bearing interest at 3% per month, payable monthly, principal due on May 31, 2006 (Cdn $500,000), secured by a floating charge over all of the Company’s assets to a maximum of $700,000 and a specific charge over all of the shares of the Company’s subsidiary.	419,569

$503,482

For the period ended August 31, 2005, the Company has incurred a total of $44,754 in interest relating to the above loans.

8.	Advances From Related Party

Advances from related party represent loans from an officer of the Company that are unsecured, non-interest bearing and have no fixed terms for repayment.

9.	Share Capital

	a.	Common Stock

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

Barnabus Energy, Inc. (formerly Barnabus Enterprises Ltd.)
(An Exploration Stage Company)
Consolidated Financial Statements
August 31, 2005

9.	Share Capital – (Cont’d)

On October 28, 2004, 3,281,250 shares of common stock owned by the former President and Secretary were returned to treasury for cancellation, following her resignation as part of a management reorganization

Upon the closing of the OGAS Agreement dated March 3, 2005, the Company will issue 2,250,000 shares of common stock which will have an estimated fair value of $900,000.

b.	Consultant Compensation Plan

In accordance with the Company’s 2004 Consultant Compensation Plan, on September 23, 2004, the Company filed with the Securities and Exchange Commission a registration statement on "Form S-8” for registration under the Securities Act of 1933 registering 9,771,000 shares of common stock under the Consultant Compensation Plan. In accordance with the terms of the plan, the Board of Directors is authorized to issue shares to consultants without further shareholder approval to a maximum of 9,771,000 shares.

On October 12, 2004, the Company issued 1,095,000 shares of common stock pursuant to terms of the Consultant Compensation Plan to various consultants for services rendered. The shares issued to consultants were valued at $427,050, being the fair value of the shares at the date of issuance in accordance with SFAS No. 123 and EITF 96-18. The amount was recorded as consulting fee during the fiscal year ended May 31, 2005.

10.	Commitments and Contingencies

	a.	Agreements for investor relations services

The Company is committed to two agreements for investor relations’ services, as follows: (a) $5,000 per month to April 18, 2006, for advertising, marketing and communication consulting services; and (b) $10,000 per month to March 1, 2006, for marketing and investor relations services. During the quarter ended August 31, 2005, the Company paid $45,000 in respect of these agreements.

	b.	Management services

The Company is committed to pay $2,500 per month to a director of the Company for management consulting services, effective March 1, 2005.

The Company is committed to pay $250,000 per annum to an officer of the Company for management consulting services, effective September 1, 2005. The agreement has a term of three years. The Company is also committed to issue a total of 8,235,662 common shares. The shares vest quarterly commencing on December 31, 2005.

	c.	Consulting services agreement

The Company is committed to pay $5,000 per month up to July 31, 2006 to a consultant for management consulting services and operations of its oil and gas properties, effective August 1, 2005.

Barnabus Energy, Inc. (formerly Barnabus Enterprises Ltd.)
(An Exploration Stage Company)
Consolidated Financial Statements
August 31, 2005

10.	Commitments and Contingencies (Cont’d)

	d.	Advance from related party

During fiscal 2005, a company (the “Lender”) owned by a person related to an officer of the Company advanced $159,172 to the Company. The Lender claims that the original advance was intended to be used for purchasing 400,000 common shares and 400,000 warrants of the Company pursuant to a private placement and has demanded that the shares be issued. The Company plans to repay the advance and does anticipate that any further costs will be incurred in connection with this matter.

	e.	Provident Land

During the quarter ended August 31, 2005, the Company approved capital expenditures in relation to the development of two wells in Manyberries, Alberta, Canada, referred to as the Provident capital expenditures. The Company is committed to pay a total of Cdn$ 753,900 to the operator of the land, of which approximately Cdn$300,000 should be paid by November 2005, and the remaining balance to be disbursed in 2006.

	f.	Technology License Agreement - Suncone

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

	g.	Solar Roofing Systems Inc.

On July 28, 2005, the Company entered into a letter agreement with Solar Roofing Systems Inc., (“Solar”) for the purchase of up to twenty percent (20%) of the then issued and outstanding common shares of Solar for CDN $2,200,000. The Company is required to pay a good faith, non-refundable deposit of CDN $20,000 within five (5) business days from the date of execution of the letter agreement, such deposit to be credited against the first payment required in the payment schedule. Payment of the of the purchase price is to be as follows: (i) payment of CDN $750,000 45 days after the date of execution of the letter agreement; (ii) payment of CDN $750,000 90 days after the date of execution of the letter agreement; (iii) payment of CDN $500,000 120 days after the date of execution of the letter agreement and; (iv) payment of CDN $200,000 180 days after the date of execution of the letter agreement. Proceeding with this transaction is subject to the Company completing its due diligence procedures.

During the quarter ended August 31, 2005, $20,000 deposit was paid by the Company and included in prepaid expenses and other current assets.

Solar develops and manufactures environmentally friendly energy products that utilize solar power to produce electricity.

Barnabus Energy, Inc. (formerly Barnabus Enterprises Ltd.)
(An Exploration Stage Company)
Consolidated Financial Statements
August 31, 2005

11.	Related Party Transactions The Company entered into the following related party transactions:

i. Received advances from a director of the Company and from related parties to this Company totalling $1,233,261. The amount is unsecured, non-interest bearing and has no fixed terms for repayment (Note 10d);

ii. Incurred a $7,500 management fee payable to an officer (August 31, 2004 – Nil) This officer has also incurred expenses on behalf of the Company, of which approximately $11,400 is included in accounts payable at August 31, 2005;

iii. Incurred a $60,000 management fee payable to an officer (August 31, 2004 – Nil) of which $20,000 is included in accounts payable at August 31, 2005.

12.	Future Income Taxes

The Company has net operating loss carry forwards for income taxes amounting to approximately $1,034,300 as at August 31, 2005, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a full, deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

13.	Subsequent Events

On September 13, 2005 the Company appointed a new president and CEO. The former president remains as one of the directors of the Company.

The Company has entered into a research agreement to develop a third party engineering report on the Manyberries lands.

ITEM 2.          MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

Statements made in this quarterly report that are not historical or current facts are “forward-looking statements” as that term is defined in the Private Securities Legislation Reform Act of 1995 and are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “intends”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock. Our financial statements are prepared in accordance with United States generally accepted accounting principles.

As used in this quarterly report and unless otherwise indicated, the terms “we”, “us” and “our” refer to Barnabus Energy, Inc. and our wholly-owned subsidiary.

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

Additional Interest in the Manyberries Area

Our company acquired additional petroleum and natural gas rights in the Manyberries area pursuant to an Agreement of Purchase and Sale dated June 17, 2005 between our company and MB Gas. The agreement is effective as of May 1, 2005 whereby our company acquired an entitlement to purchase by December 31, 2005 certain oil and gas property interests from MB Gas that are located in the Manyberries area of the Province of Alberta. These properties include interests in 12,672 acres of land (3,222 net acres) and in 8 wells (1.53 net wells) with equivalent participating interests in associated oilfield equipment and facilities. If our company elects to acquire title to these properties, MB Gas will retain participating interests in all properties and will remain operator under contract with our company in regards to our joint exploitation of any oil and gas reserves. Our company has paid $175,000 to acquire the petroleum and natural gas rights under the agreement and has paid the remaining $100,000 balance in September 2005.

Petroleum and Natural Gas License

Pursuant to a verbal agreement with MB Gas, MB Gas has assigned 90% of the rights and interests in a petroleum and natural gas license to our company. The two-year license relates to 1,536 hectares in the Manyberries area and grants the exclusive right to drill for and recover certain minerals within the territory and to remove such minerals from the territory for the duration of the license. Our company has incurred $44,755 in costs to MB Gas in respect of the acquisition of the rights under the license. Our company intends to reaffirm the verbal contract in writing during the first quarter of fiscal 2006.

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

Provident Land

During the quarter ended August 31, 2005, our company approved capital expenditures in relation to the development of two wells on the Manyberries property, located in the Province of Alberta, Canada, referred to as the Provident capital expenditures. Our company is verbally committed to pay a total of Cdn$753,900 to MB Gas, the operator of the land of which approximately Cdn$300,000 is payable by November 2005, with the remaining balance to be disbursed in 2006. The wells are currently not operational but the preliminary geology and engineering has been done by Provident. MB Gas is in the process of developing a work program that will include tying in the wells to the existing pipeline and bringing them active. This will take approximately 90 days and we expect to finalize the work program and advance schedule within the next 30 days.

Current Business Operations

Description of Property

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

Sawtooth “A” Formation

Our company has produced a Sawtooth “A” formation sand isopach and structure map for the Manyberries area. This map shows that the potential of gas accumulation is centered on a certain well (approximately 1.8 Bcf saleable reserves in our company’s estimates). In a second gas accumulation nearby, covering parts of two sections, our professionals estimate a saleable gas reserve of 1 Bcf. In a third gas accumulation, again covering parts of two sections, we believe that such lands are prospective as to have 1.5 Bcf of saleable gas reserves. We have studied all three of these potential gas accumulations and has identified target zones for gas on local highs that are associated with a regional up-dip stratigraphic sand pinch-outs located 1/2 to one mile west of the wells. Wells already drilled through the target formations for these locations flowed at 2 to 3 million cubic feet per day (Mcf per day) on drill stem tests from sands that showed a 24% average porosity. Our company believes that with proper production practices, rapid coning of formation water to the well bores can be managed to maximize production and cumulative production.

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

Additional Interest in Manyberries Area

Our company acquired additional petroleum and natural gas rights in the Manyberries area pursuant to an Agreement of Purchase and Sale dated June 17, 2005 between our company and MB Gas. The agreement is effective as of May 1, 2005 whereby our company acquired an entitlement to purchase by December 31, 2005 certain oil and gas property interests from MB Gas that are located in the Manyberries area of the Province of Alberta. These properties include interests in 12,672 acres of land (3,222 net acres) and in 8 wells (1.53 net wells) with equivalent participating interests in associated oilfield equipment and facilities. If our company elects to acquire title to these properties, MB Gas will retain participating interests in all properties and will remain operator under contract with our company in regards to our joint exploitation of any oil and gas reserves. Our company has paid $175,000 to acquire the petroleum and natural gas rights under the agreement and has paid the remaining $100,000 balance in September 2005.

Petroleum and Natural Gas License

Pursuant to a verbal agreement with MB Gas, MB Gas has assigned 90% of the rights and interests in a petroleum and natural gas license to our company. The two-year license relates to 1,536 hectares in the Manyberries area and grants the exclusive right to drill for and recover certain minerals within the territory and to remove such minerals from the territory for the duration of the license. Our company has incurred $191,604 in costs to MB Gas in respect of the acquisition of the rights under the license. Our company intends to reaffirm the verbal contract in writing during the second quarter of fiscal 2006

Provident Land

During the quarter ended August 31, 2005, our company approved capital expenditures in relation to the development of two wells on the Manyberries property, located in the Province of Alberta, Canada, referred to as the Provident capital expenditures. Our company is verbally committed to pay a total of Cdn$753,900 to MB Gas, the operator of the land of which approximately Cdn$300,000 is payable by November 2005, with the remaining balance to be disbursed in 2006. The wells are currently not operational but the preliminary geology and engineering has been done by Provident. MB Gas is in the process of developing a work program that will include tying in the wells to the existing pipeline and bringing them active. This will take approximately 90 days and we expect to finalize the work program and advance schedule within the next 30 days.

Results of Operations

The following is a discussion and analysis of our company’s results of operation and the factors that could affect our future financial condition and results of operation. This discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this quarterly report. Our company’s consolidated financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

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

Subsequent to year-end and as of the date of this quarterly report, our company entered into a licensing agreement with Dr. Melvin L. Prueitt, concerning a technology, referred to as “Suncone” which is intended to collect solar energy using a novel method of non-imaging optics. Pursuant to the licensing agreement, our company will have an exclusive license to apply the Suncone technology to distributed energy systems, electric power plants, saline water desalination systems and other applications. Our company will be responsible for the development and commercialisation efforts. For the grant of the license, Dr. Prueitt will receive a royalty of 5 to 8% based on annual gross sales of licensed products, and of 2% of gross sales of electrical power or desalinated water.

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

Results of Operations for the Fiscal Quarter Ended August 31, 2005

In general terms, our company has been engaged in acquisition activities since the last two quarters of the fiscal year ended May 31, 2005, and accordingly, there has been a significant increase in the expenses incurred to support these activities. During the fiscal quarter ended August 31, 2005, the Company did not undertake development work on its Mont Claim property, and therefore incurred only minimal general and administrative expenditures.

Liquidity and Capital Resources

Since inception, our company has incurred cumulative net losses of approximately $1,034,300 and has a stockholders’ deficit of approximately $589,900 as at August 31, 2005. Upon the closing of the asset agreement, our company expects to incur substantial losses to explore and develop the Manyberries Project, and does not expect to attain profitability in the near future. Since our inception, we have funded operations through short-term borrowings and equity investments in order to meet our strategic objectives. Our company’s future operations are dependent upon external funding and our ability to increase revenues and control expenses, the availability of which cannot be assured.

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

Plan of Operations

As of the date of this quarterly report, there is substantial doubt regarding our company’s ability to continue as a going concern as we have not generated sufficient cash flow to fund our business operations and material commitments. Our company’s future success and viability, therefore, are dependent upon our company’s ability to develop our assets, if any, and the continuing ability to generate capital financing. Management is optimistic that our company will be successful in our business operations and capital raising efforts; however, there can be no assurance that we will be successful in generating revenue or raising additional capital. The failure to generate sufficient revenues or raise additional capital may have a material adverse effect upon our company and our shareholders.

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

Off-Balance Sheet Arrangements

As of the date of this quarterly report, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with our company is a party, under which our company has: (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Capital Expenditures

During the three months ended August 31, 2005, our company made advances of approximately $354,000 in contemplation of the purchase of the 90% beneficial interest in the bare trust administered by MB Gas as bare trustee and legal holder of the Manyberries Gas Project. During our 2005 fiscal year, our company made approximately $936,000 of such advances. During our 2006 fiscal year, our company intends to spend an additional CDN$3-4 million in capital expenditures in connection with the Manyberries Gas Project.

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

Risk Factors

Much of the information included in this quarterly report includes or is based upon estimates, projections or other “forward looking statements”. Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

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

Even if we close the asset agreement and acquire beneficial title to the petroleum and natural gas assets of the Manyberries Gas Project, we do not believe that we presently have sufficient financial resources to undertake all of the development required to develop the property into commercial production, nor have we determined what those financial resources would be. As of August 31, 2005, we had a working capital deficiency of approximately $1,824,600, which will not be sufficient to fund our exploration budget and working capital requirements for our fiscal year ending May 31, 2006. We may accelerate our exploration programs, depending on the results of our current undertakings, or acquire additional properties, which would require us to obtain additional financing. Our ability to complete the exploration of our properties, if acquired, depends on our ability to obtain additional financing through joint ventures, debt financing, equity financing or other means.

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

Our company has historically incurred losses from our operations and has a limited history in the petroleum and natural gas business. As at August 31, 2005, our company had a cumulative deficit of approximately $630,604. We cannot assure you that we will successfully implement our business plan or achieve profitability in the future. We have recently entered into an asset agreement to acquire certain petroleum and natural gas rights, but even if such agreement closes and we obtain such assets, such properties are not yet producing petroleum and natural gas.

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

ITEM 3.          CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being August 31, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s President. Based upon that evaluation, our company’s President concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS.

During our 2005 fiscal year, a company related to Kerry Nagy, our former President, advanced CDN$159,172 to our company. The related company claims that the original advance was intended to be used for a private placement to purchase 400,000 shares of our common stock and 400,000 warrants to purchase additional shares of our common stock. The related company has demanded that the shares be issued. Our company intends to repay the advance and does not anticipate that any further costs will be incurred in connection with this matter.

We know of no other material, active, or pending legal proceeding against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our company’s directors, officers, or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company’s interest.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.          OTHER INFORMATION

None.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number	Description
(2)	Plan of Purchase, Sale, Reorganization, Arrangement, Liquidation or Succession
2.1(2)
Oil & Gas Asset Sale Agreement dated March 3, 2005, among Goldstar Gas Corp., Barnabus Energy Inc. under its former name Sapphire Energy Inc. and our company in addition to the related agreements attached thereto

(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1(1)	Articles of Incorporation
3.2(1)	Bylaws
3.3(3)	Certificate of Amendment filed with the Secretary of State of Nevada on February 23, 2004
3.4(2)	Certificate of Amendment filed with the Secretary of State of Nevada on May 4, 2005
(10)	Material Contracts
10.1(3)	Business Consultant Agreement dated March 1, 2005, between Beneficial Designs, Inc. and our company
10.2(3)	Petroleum and Natural Gas License dated March 24, 2005 issued by the Province of Alberta to MB Gas Inc.
10.3(3)	Project Development and Project Management Agreement dated March 3, 2005, among MB Gas Inc., our company and Barnabus Energy Inc., our wholly-owned subsidiary
10.4(3)	Amendment #1 To Project Development and Project Management Agreement 150 among MB Gas Inc., our company and Barnabus Energy Inc., our wholly-owned subsidiary
10.5(3)	Letter of Intent dated July 14, 2005, between Solar Roofing Systems Inc. and our company
10.6(3)	Technology Licensing Agreement (Suncone) dated July 21, 2005, between Dr. Melvin L. Prueitt and our company
10.7(3)	Agreement of Purchase and Sale dated June 17, 2005, between our company and MB Gas Inc.
10.8(4)	Employment Agreement dated August 25, 2005, between our company and David Saltman
(14)	Code of Ethics
14.1(3)	Code of Ethics
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
(32)	Section 1350 Certifications
32.1*	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
(1)	Incorporated by reference from our Registration Statement on Form SB-2 filed on August 1, 2002
(2)	Incorporated by reference from our Current Report on Form 8-K filed on August 31, 2005
(3)	Incorporated by reference from our Form 10-KSB filed on September 12, 2005
(4)	Incorporated by reference from our Current Report on Form 8-K filed on September 20, 2005

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARNABUS ENERGY, INC.

By:	/s/ David Saltman
David Saltman
President, Chief Executive Officer
and Director
(Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer)

Date:	October 18, 2005