Form 10-Q
period 2005-11-03
BARNABUS ENERGY, INC.
filed 2006-01-17
CIK 1176193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from ________________________

Commission file number 000-50450

BARNABUS ENERGY, INC.

(Name of small business issuer in its charter)

Nevada	98-0370750
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

514 Via de la Valle, Suite 200 Solana Beach, CA	92075
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number  (858) 794-8800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

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

Yes ☒	No [	]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

49,758,540 common shares issued and outstanding as of January 13, 2006.

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

(Check one): Yes [	]	No ☒

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BARNABUS ENERGY, INC.

(A Development Stage Company)

Consolidated Financial Statements

November 30, 2005

(unaudited)

CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Barnabus Energy Inc.

(A Development Stage Company)

BALANCE SHEETS

For the periods ended

	November 30, 2005		May 31, 2005
	1. Unaudited	2.	3. Audited
ASSETS
Current

Cash	$136,633		$173,611
Prepaid expenses and other current assets	52,752		51,491
	189,385		225,102

Fixed assets (Note 6)	47,094		-
Advances in respect of oil and gas interest acquisition (Note 3m and 7)	1,000,000		881,187
Deposit on acquisition of investment (Note 8)	797,139		-
Total assets	$2,033,618		$1,106,289

LIABILITIES and STOCKHOLDERS' EQUITY (DEFICIT)
Current

Accounts payable and accrued expenses	$322,865		$57,880
Loans payable (Note 9)	864,183		477,517
Obligation to issue shares (Note 16b)	2,486,281		-
Advances from related parties (Notes 10 and 13h)	208,812		836,376
	3,882,141		1,371,773

Total Liabilities	3,882,141		1,371,773

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value; 1,125,000,000 shares authorized; 46,668,750 shares issued and outstanding	4,133		4,133
Additional paid-in capital	453,987		453,987
Deficit accumulated during development stage	(2,278,889)		(728,179)
Other comprehensive loss	(27,754)		4,575

Total Stockholders' Equity (Deficit)	(1,848,523)		(265,484)

Total Liabilities and Stockholders' Equity (Deficit)	$2,033,618		$1,106,289

Going Concern (Note 2)

Commitments and Contingencies (Notes 7, 9 and 13)

Subsequent Events (Note 16)

The accompanying notes are an integral part of these consolidated unaudited financial statements

Barnabus Energy Inc.

(A Development Stage Company)

STATEMENT OF OPERATIONS

	For the three-months ended November 30,				For the six-months ended November 30,				Cumulative, Inception, April 11, 2002, to November 30,
	2005		2004		2005		2004		2005
Expenses
Advertising		$12,612		$-		$30,498		$-	$30,498
Consulting Fees		128,598		1,095		128,598		1,095	577,637
Depreciation		3,383		-		3,383		-	3,383
Interest		45,813		-		90,567		-	99,464
Professional Fees		94,603		3,725		193,938		4,322	376,623
Research and Development (Note 12)		150,399		-		150,399		-	155,899
Investor relations and shareholder communications		42,579		-		103,873		-	135,257
Management fees		100,333		-		168,831		-	176,391
General administrative and foreign exchange		76,299		7,678		90,690		9,147	133,814
		654,619		12,498		960,787		14,564	1,688,966

Net loss before other item		(654,619)		(12,498)		(960,787)		(14,564)	(1,688,966)
Impairment on advances in respect
Of oil and gas properties (Note 7)		(589,923)		-		(589,923)		-	(589,923)

Net loss		(1,244,542)		(12,498)		(1,550,710)		(14,564)	(2,278,889)

Deficit, beginning		(1,034,347)		(64,199)		(728,179)		(62,133)	-
Deficit, ending	$	(2,278,889)	$	(76,697)	$	(2,278,889)	$	(76,697)	$(2,278,889)

Net profit (loss) per share:
Basic and Diluted	$	(0.03)	$	(0.00)	$	(0.03)	$	(0.00)

Weighted Average Shares
Outstanding		46,668,750		48,254,712		46,668,750		48,558,118

The accompanying notes are an integral part of these consolidated unaudited financial statements

Barnabus Energy Inc.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY

For the period from April 11, 2002 [Date of Inception] to November 30, 2005

			Additional Paid-In Capital	Deficit during Development Stage	Accumulated Comprehensive Loss	Total Stockholders' Equity [Deficit]
	Common Stock
	Shares	Amount

Balance, at inception	-	$-	$-	$-	$-	$-
Issuance of stock at $0.007 per share	500,000	500	3,000	-	-	3,500
Net (loss) for the year	-	-	-	(24,952)	-	(24,952)

Balance, May 31, 2002	500,000	500	3,000	(24,952)	-	(21,452)

Issuance of stock at $0.01 per share	450,000	450	4,050	-	-	4,500
Subscriptions receivable	-	-	(4,500)	-	-	(4,500)
Net (loss) for the year	-	-	-	(2,816)	-	(2,816)

Balance, May 31, 2003	950,000	950	2,550	(27,768)	-	(24,268)

Issuance of stock at $0.01 per share	2,307,000	2,307	20,763	-	-	23,070
Subscriptions receivable	-	-	4,500	-	-	4,500
Implementation of 15:1 forward stock split	45,598,000	-	-	-	-	-
Net (loss) for the year	-	-	-	(34,365)	-	(34,365)

Balance, May 31, 2004	48,855,000	3,257	27,813	(62,133)	-	(31,063)

Issuance of stock at $0.01 per share as per consultant compensation plan	1,095,000	1,095	425,955	-	-	427,050
Cancellation of shares	(3,281,250)	(219)	219	-	-	-
Foreign currency translation adjustments	-	-	-	-	4,575	4,575
Net (loss) for the year	-	-	-	(666,046)	-	(666,046)
Balance, May 31, 2005	46,668,750	4,133	453,987	(728,179)	4,575	(265,484)

Foreign currency translation adjustments	-	-	-	-	(32,329)	(32,329)
Net (loss) for the period	-	-	-	(1,550,710)	-	(1,550,710)
Balance, November 30, 2005 (unaudited)	46,668,750	4,133	453,987	(2,278,889)	(27,754)	(1,848,523)

The accompanying notes are an integral part of these consolidated unaudited financial statements

Barnabus Energy Inc.

(A Development Stage Company)

STATEMENT OF CASH FLOWS

	For the three-month ended November 30,				For the six-month ended November 30,				Cumulative, Inception, April 11, 2002, to November 30,
	2005		2004		2005		2004		2005

Cash Flows from (used in) Operating Activities
Net profit (loss) for the year	$	(1,244,542)	$	(12,498)	$	(1,550,710)	$	(14,564)	$(2,278,889)
Items not affecting cast
Depreciation		3,383		-		3,383		-	3,383
Deferred share offering costs		-		-		-		-	10,734
Stock-based consulting fees (Note 11b)		-		1,095		-		1,095	427,050
Impairment on advances in respect of oil and gas properties interest		589,923		-		589,923		-	589,923
Changes in assets and liabilities:
Prepaid expenses and other current assets		(23,706)		(1,752)		(1,261)		(1,752)	(52,752)
Accounts payable and accrued expenses		104,861		(37,506)		264,984		(36,058)	322,866

Cash Flows – Operating Activities		(570,081)		(50,661)		(693,681)		(51,279)	(977,687)

Cash flows form (used in) Investing Activities
Purchase of fixed assets		(50,477)		-		(50,477)		-	(50,477)
Advances in respect of oil and gas interests		(335,440)		-		(641,074)		-	(1,564,271)
Deposit on acquisition of investment		(797,139)		-		(797,139)		-	(797,139)

Cash Flows – Investing Activities		(1,183,056)		-		(1,488,690)		-	(2,411,887)

Cash flows form (used in) Financing Activities
Advances from related party		(993,860)		50,993		(642,454)		47,506	239,401
Loans payable		350,000		-		350,000		-	853,482
Obligations to issue shares		2,436,951		-		2,436,951		-	2,436,951
Net proceeds on sale of common stock		-		-		-		-	20,336

Cash Flows – Financing Activities		1,793,091		50,993		2,144,497		47,506	3,550,170
Effect of foreign currency translation		(4,368)		-		896		-	(23,963)
Net Increase (Decrease) in Cash		35,586		332		(36,978)		(3,773)	136,633
Cash, Beginning of Period		101,047		644		173,611		4,749	-

Cash, End of Period		$136,633		$976		$136,633		$976	$136,633

SUPPLEMENTAL CASH DISCLOSURES
Interest paid		$30,838		$-		$77,655		$-	$100,877
Income taxes paid		$-		$-		$-		$-	$-

The accompanying notes are an integral part of these consolidated unaudited financial statements

1.	Nature of Operations and Basis of Presentation

Barnabus Energy, Inc., formerly Barnabus Enterprises Ltd., (the “Company”) was incorporated on April 11, 2002 under the laws of the state of Nevada. Its primary focus was to acquire, explore and develop mineral properties.

At May 31, 2005, the Company’s principal area of interest was the exploration and development of oil and natural gas reserves. The Company intended to focus on the exploitation of targeted, low risk development opportunities and exploration of energy resources. The Company anticipated participating in a selected number of energy ventures as recommended by a small team of experienced professionals. Staffing was minimal as specialized consultants were retained when required.

Commencing with the current quarter, the Company has been committed to the development of a Renewable Energy (RE) project portfolio. The Company is currently acquiring commercially viable companies and technologies within the Renewable Energy sector encompassing diverse aspects of the industry. Management has closely aligned itself with key strategic partners that will move the Company forward towards future acquisitions and growth.

The Company currently trades on the OTC Bulletin Board under the symbol "BBSE". On May 4, 2005, the Company effected a corporate name change from Barnabus Enterprises, Ltd. to Barnabus Energy, Inc.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended November 30, 2005 are not necessarily indicative of the results that may be expected for the year ended May 31, 2006.

2.	Going Concern

Since inception, the Company has incurred cumulative net losses of approximately $2,278,889 and has a working capital deficiency of approximately $3,692,756 at November 30, 2005.

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America with the on-going assumption applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The

2.	Going Concern (Cont'd)

continued operations of the Company and the recoverability of the carrying value of assets is dependent upon the ability of the Company to obtain necessary financing to fund future development activities and operations and ultimately to attain profitable operations. However, there are inherent uncertainties in acquiring commercially viable companies and technologies within the Renewable Energy sector and management cannot provide assurances that it will be successful in this endeavour.

The Company expects to continue to incur substantial losses as it acquires commercially viable companies and technologies within the Renewable Energy sector, and does not expect to attain profitability in the near future. Since its inception, the Company has funded operations through short-term borrowings and equity investments in order to meet its strategic objectives. The Company's future operations are dependent upon external funding and its ability to increase revenues and reduce expenses. Management believes that sufficient funding will be available from additional borrowings and private placements to meet its business objectives including anticipated cash needs for working capital, for a reasonable period of time. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its business operation.

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

b.	Development Stage Company

The Company has been in the development stage since its formation on April 11, 2002 and has not yet realized any revenues from its planned operations. As of the

2.	Going Concern (Cont'd)

last quarter of the fiscal year ended May 31, 2005, it was primarily engaged in the acquisition, exploration and development of energy resources.

c.	Fixed Assets

3.	Summary of Significant Accounting Policies (Cont'd)

Fixed assets are stated at cost. Depreciation is computed at the following rates over the estimated useful lives of the assets.

Computer	- 30% declining balance
Furniture and fixtures	- 20% declining balance
Leasehold Improvement	- 20% declining balance

d.	Basic and Diluted Loss per Share

As per SFAS No. 128, Earnings per Share, basic loss per share is computed by dividing the loss for the period by the weighted average number of common shares outstanding for the period.

Fully diluted loss per share reflects the potential dilution of securities by including other potential common stock, including stock options and warrants, in the weighted average number of common shares outstanding for a period and is not presented where the effect is anti-dilutive. The presentation is only of basic loss per share as there were no potentially dilutive securities issued as of the quarter end.

e.	Revenue Recognition

Revenues are recognized when: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the Company’s fee is fixed and determinable, and; (4) collection is probable. As of November 30, 2005, the Company does not have any multiple element arrangements with any of its customers.

f.	Cash and Cash Equivalents

The Company considers all short-term debt securities purchased with a maturity of three months or less at the time of issuance to be cash equivalents.

3.	Summary of Significant Accounting Policies (Cont'd)

g.	Provision for Taxes

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

At November 30, 2005, the Company had an accumulated net operating loss of approximately $2,278,889. The realization of the benefits from this deferred tax asset are uncertain due to the Company's limited operating history. Accordingly, a valuation allowance has been recorded which offsets the deferred tax asset at the end of the year.

h.	Use of Estimates

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

i.	Impaired Assets

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

j.	Foreign Currency Translation

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

3.	Summary of Significant Accounting Policies (Cont'd)

k.	Derivative Instruments

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

At November 30, 2005, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

l.	Exploration Costs

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date the Company has not established any proven reserves on its mineral property.

m.	Oil and Gas Properties

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

Costs are depleted using the composite unit-of-production method based upon proved reserves estimated by professional engineers. Reserves are converted to equivalent units on the basis of approximate relative energy content. As of November 30, 2005, no proved oil and gas reserves had been identified and no depreciation or depletion has been recorded to date.

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

3.	Summary of Significant Accounting Policies (Cont'd)

n.	Stock Based Compensation

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

As of November 30, 2005, the Company had not granted any stock options or stock based employee compensation, although employment agreements have been executed that anticipate such grants in the future.

3.	Summary of Significant Accounting Policies (Cont'd)

o.	Asset Retirement Obligations

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

The Company maintains cash deposits with financial institutions, which from time to time may exceed federally insured limits. The Company has not experienced any losses in connection with these deposits and believes it is not exposed to any significant credit risk from cash. At November 30, 2005, the Company did not have cash balances on deposit that exceeded the federally insured limits.

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

c.	Foreign Exchange Risk

The Company may be subject to significant currency risk due to the fluctuations of exchange rates between the Canadian dollar and the U.S. dollar.

4.	Financial Instruments (Cont'd)

d.	Liquidity Risk

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

During the quarter ended November 30, 2005, the Company decided not to pursue the property and will not make further payments to extend its right on the property. It is anticipated that the property will be returned to the previous owner.

6.	Fixed Assets

	November 30, 2005	May 31, 2005

Computer	$34,361	$-
Furniture and fixture	12,296	-
Leasehold improvement	3,820	-

	50,477	-
Lease accumulated depreciation	(3,383)	-

	$47,094	$-

7.	Advances in Respect of Oil and Gas Interest Acquisition

All of the Company’s oil and gas activities are currently conducted in Canada. The following costs were incurred in oil and gas acquisition, exploration and development activities during the following periods:

	November 30, 2005	May 31, 2005

Advances in respect of planned acquisition	$1,129,885	$789,783
Development costs –unproved	460,038	91,404
	1,589,923	$881,187

Less: Impairment	(589,923)	-
	$1,000,000	$881,187

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

The closing of the OGAS Agreement is subject to the satisfaction of conditions precedent to closing as set out in the agreement, including the issuance of 2,250,000 common stock of the Company with an estimated value of $900,000 (Note 16a).

7.	Advances in Respect of Oil and Gas Interest Acquisition (Cont'd)

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

On March 3, 2005, the Company signed a Project Development and Project Management Agreement with MB Gas. The Company agreed to pay MB Gas a monthly fee of $15,916 (Cdn$20,000) as the operator of the property up to December 31, 2006. During the six-month period ended November 30, 2005, the Company paid MB Gas a total of $156,376, which was capitalized as development costs.

On June 17 2005, the Company entered into an agreement with MB Gas to acquire a 90% interest in MB Gas’s working interest, existing wells, gathering pipelines, wellsite and plant facility in the Manyberries area of Alberta, Canada for a total purchase price of Cdn$275,000. As part of the agreement the Company will also receive various percentage interests in related property sections. As at the quarter ended November 30, 2005, the purchase price of $235,667 has been fully.

As at November 30, 2005, the amount recorded as advances in respect of planned acquisition consists of a $99,483 cash payment, $624,751 in assumed debt (which was paid in full in the year ended May 31, 2005), capitalized interest of $20,794 and $191,604 incurred in respect of a Petroleum and Natural Gas Licence Agreement the Company intends to secure with the Province of Alberta in order to obtain access to an additional 1,536 hectares of land surrounding the Manyberries area for an initial term of two years.

In the quarter ended November 30, 2005, the Company recorded an impairment charge of $589,923 to write down the advances to an estimated recoverable value of $1,000,000 (Note 16 – Subsequent events).

8.	Deposit on Acquisition of Investments

		November 30, 2005	May 31, 2005

Acquisition of Solar Roofing Systems Inc.	a.	$647,139	$-
Acquisition of Connect Renewable Energy, Inc.	b.	150,000	-

		$797,139	$-

a.

On July 28, 2005, the Company entered into a letter agreement with Solar Roofing Systems Inc., (“Solar”) to purchase 20% of the then issued and outstanding common shares of Solar for CDN $2,200,000, with an option to purchase an additional 31%. As of November 30, 2005, USD $647,130 (CDN $750,000) had been advanced in respect of the acquisition of a certain number of shares, and the Company has an obligation to invest an additional CDN $1,450,000 to complete the purchase of the first 20% of which CDN $750,000 was due November 23, 2005 that was not paid as of November 30, 2005.

On December 15, 2005, the Company signed a Memorandum of Understanding (“Solar MOU”) to acquire 100% of the shares of Solar for a total estimated purchase price of USD $20.7 million. Consideration for the purchase price will consist of a combination of cash and stock-for-stock exchanges. The final purchase price will be adjusted based upon the gross sales and financial performance of Solar for the year ended December 31, 2006.

b.

On November 11, 2005, the Company signed a memorandum of understanding with Connect Renewable Energy Inc. (“Connect”) for the purchase of 100% of the common shares of Connect for a total purchase price of approximately $13.0 million. Consideration for the purchase price will consist of cash and stock-for stock exchanges. Connect has developed a unique system that integrates arrays of solar cells into roofing tiles that have the same colors and profiles as the standard non-solar cell roofing tiles used today.

During the six-month period ended November 30, 2005, the Company has paid a deposit of $150,000 towards this acquisition.

Note 13 – Subsequent Events

9.	Loans payable

November 30, 2005

Unsecured demand promissory note, payable to a non-related party, bearing interest at 3% per month, payable monthly. Principal (Cdn $100,000) is due on April 26, 2006.	$85,697

Secured demand promissory note payable to a non-related party, bearing interest at 3% per month, payable monthly, principal due on May 31, 2006 (Cdn $500,000), secured by a floating charge over all of the Company’s assets to a maximum of $700,000 and a specific charge over all of the shares of the Company’s subsidiary.	428,486

Unsecured demand promissory note, payable to a non-related party, bearing interest at 10% per annum. Principal and interest are due November 21, 2006. Note 13c.	200,000

Unsecured advance, payable to a non-related party, non-interest bearing with no fixed term of repayment (Note 16c)	150,000
$864,183

For the six-month period ended November 30, 2005, the Company has incurred a total of $90,567 in interest relating to the above loans.

10.	Advances From Related Party

Advances from related party represent loans from an officer of the Company that are unsecured, non-interest bearing and have no fixed terms for repayment in the amount of $208,812 (of which $159,172 is described in Note 13h).

11.	Share Capital

a.	Common Stock

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

11.	Share Capital (Cont'd)

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

On October 28, 2004, 3,281,250 shares of common stock owned by the former President and Secretary were returned to treasury for cancellation, following her resignation as part of a management reorganization.

Upon the intended closing of the Manyberries OGAS Agreement dated March 3, 2005, the Company was required to issue 2,250,000 shares of common stock for an estimated fair value of $900,000 (see Note 16 – Subsequent Events).

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

12.	Research and Development Expenses

On July 21, 2005, the Company entered into a licensing agreement (the "Licensing Agreement") concerning a technology, referred to as “Suncone” which is intended to economically collect solar energy using non-imaging optics methodology. Pursuant to the licensing agreement, the Company will have the exclusive right to apply the Suncone technology to distributed energy systems, electric power plants, saline water desalinations systems and other applications. The Company will be responsible for funding the development and commercialization of the technology.

For the quarter ended November 30, 2005, the research and development expenses included $105,000 in contract expenses for developing a working prototype, $40,000 for consulting fees and $5,399 for office expenses.

13.	Commitments and Contingencies

a.	License Agreement

According to the term of the License Agreement, the Company will be responsible for funding the development and commercialization of the technology. As consideration for granting the license, the licensor will receive a royalty of 5 to 8 % of gross sales from licensed products, and 2% of sales of electrical power or desalinated water.

Starting three months after the commencement date of the License Agreement, the Company agreed to pay minimum royalty for each quarter if the royalties accrued are not greater than the minimum royalty as follows:

For 1st through 4th quarter, minimum royalty is $4,000

For 5th through 8th quarter, minimum royalty is $8,000

For 9th through 12th quarter, minimum royalty is $12,500

For 13th through 16th quarter, minimum royalty is $25,000

For subsequent quarters, minimum royalty is $50,000

b.	Technology Consulting Agreement

On August 20, 2005, the Company signed a Technology Consulting Agreement with the Licensee of the Suncone Licensing Agreement which requires the Company to pay $10,000 per month for consulting services and $2,000 per month for office expenses during the term of the License Agreement.

13.	Commitments and Contingencies (cont'd)

c.	Promissory Note of $200,000

On November 17, 2005, the Company signed a promissory note for a loan of $200,000. The Company agreed to issue 20,000 common shares of the Company as a loan fee to the borrower.

d.	Agreements for investor relations services

The Company is committed to two agreements for investor relations’ services, as follows: (a) $5,000 per month to April 18, 2006, for advertising, marketing and communication consulting services; and (b) $10,000 per month to March 1, 2006, for marketing and investor relations services. During the six-month period ended November 30, 2005, the Company paid $90,000 in respect of these agreements.

e.	Management services

From March 1, 2005, to September 13, 2005, the Company was committed to pay $2,500 per month to a then director of the Company for management consulting services. This director resigned effective October 21, 2005. Accordingly, the management consulting agreement was terminated.

The Company is committed to pay $250,000 per annum to an officer of the Company for management services, effective September 1, 2005. The agreement has a term of three years. The Company is also committed to issue a total of 8,235,662 common shares. 686,305 shares vest quarterly commencing on December 31, 2005.

The Company is committed to pay $150,000 per annum to an officer of the Company for management services, effective November 1, 2005. The agreement has a term of three years. The Company is also committed to grant option to purchase a total of 1,407,805 common shares with an exercise price equal to the closing price on November 1, 2005. 117,317options vest quarterly commencing on December 31, 2005.

f.	Consulting services agreement

The Company is committed to pay $5,000 per month up to July 31, 2006 to a consultant for management consulting services and operations of its oil and gas properties, effective August 1, 2005. Subsequent to quarter ended November 30, 2005, the Company cancelled this agreement, effective January 13, 2006.

13.	Commitments and Contingencies (cont'd)

g.	Office lease agreement

On September 30, 2005, the Company signed an office lease agreement for monthly payments of $3,141 for a 36-month term.

h.	Advance from related party

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

i.	Provident Land

During the six-month period ended November 30, 2005, the Company approved capital expenditures in relation to the development of two wells in Manyberries, Alberta, Canada, referred to as the Provident capital expenditures. The Company was committed to pay a total of Cdn$ 753,900 to the operator of the land, of which approximately Cdn$300,000 was to have been paid by November 2005, and the remaining balance to be disbursed in 2006 (see Note 16 – Subsequent Events).

14.	Related Party Transactions

The Company entered into the following related party transactions:

a.	Received advances from a former director of the Company in the approximate amount of $200,000. The amount is unsecured, non-interest bearing and has no fixed terms for repayment (Note 10d)

b.

Incurred a $12,500 management fee payable to a former officer and director (November 30, 2004 – Nil) This former officer and director has also incurred expenses on behalf of the Company, of which approximately $11,400 is included in accounts payable at November 30, 2005

c.

Incurred a $60,000 management fee payable to an officer (November 30, 2004 – Nil) of which $20,000 is included in accounts payable at November 30, 2005. The Company also incurred approximately $66,800 in salaries to this officer

14.	Related Party Transactions (cont'd)

d.	Incurred a $6,855 management fee payable to an officer (November 30, 2004 – Nil). The Company also incurred approximately $13,800 in salaries to this officer

e.	Incurred a $20,000 management fee payable to an director (November 30, 2004 – Nil).

15.	Future Income Taxes

The Company has net operating loss carry forwards for income taxes amounting to approximately $2,300,000 as of November 30, 2005, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a full, deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

16.	Subsequent Events

a.

Subsequent to November 30, 2005, the Company entered into a settlement and rescission arrangement to transfer all its rights, title and interest in the Manyberries assets to the party from which they were originally acquired, which will include the following significant terms:

i.	a release from its obligation to issue 2,250,000 shares of common stock;
ii.	a release from any further obligation to fund the operations of these assets or of the operator;
iii.	a settlement and rescission agreement constituting a full and final settlement of all issues arising, past, present and future, among the parties;
iv.	the receipt of $350,000 in cash and a $650,000 note receivable, bearing interest at 5% per annum, due not later than November 28, 2006, and secured by a lien on all of the assets of the debtor.

The Company received the above noted $350,000 cash deposit on December 8, 2005.

b.	Subsequent to the quarter end, the Company issued 3,089,790 common shares to settle a total of $2,431,963 advanced to the Company during the previous period.

c.	Subsequent to the quarter end, the Company advanced an additional $125,000 to Connect.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Corporate History

We were formed in 2002 to acquire, explore and develop mineral properties. We own an undivided interest in certain mineral properties in British Columbia, Canada. In March 2005, we acquired oil and natural gas properties and focused on their exploration and development until later in that year when our focus changed to renewable energy projects. As a result of our new focus, we will allow our interest in mineral properties to revert to their previous owner and we have an agreement in principal to divest our oil and natural gas properties.

We have made an advance to acquire a certain number of shares of Solar Roofing Systems (“SRS”) and we have an obligation to invest an additional $1,450,000 in Canadian dollars to complete the purchase of 20% of the company. In addition, we have an option to acquire up to 51% of SRS and a memorandum of understanding to acquire 100%. Solar Roofing Systems is dedicated to developing environmentally friendly solar roofing products that utilize solar power to produce electricity. Their products include solar integrated materials for low slope and flat roofs and portable solar power products primarily for commercial buildings.

We also have a memorandum of understanding to acquire 100% of Connect Renewable Energy, Inc. Connect Renewable Energy has developed a unique, system that integrates arrays of solar cells into roofing tiles that have the same colors and profiles as standard non-solar cell roofing tiles used today. Connect Renewable Energy is focused both on residential and commercial roofing applications.

The memoranda of understanding referred to above are non-binding and are subject to our being able to raise sufficient capital to complete the respective acquisitions.

On July 21, 2005, our company entered into a licensing agreement with Dr. Melvin L. Prueitt concerning a technology, referred to as “Suncone”, which is intended to economically collect solar energy using a novel method of non-imaging optics. Pursuant to the terms of the licensing agreement, our company has obtained an exclusive license to apply the Suncone technology to distributed energy systems, electric power plants, saline water desalination systems and other applications. Our company will be responsible for the development and commercialization efforts.

We are a development stage company. We have had no revenues since inception. From inception through November 30, 2005, we have incurred cumulative losses of approximately $2.3 million. We expect to continue to incur losses in the future.

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

Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. As the number of variables and assumptions affecting the probable future resolution of the uncertainties increase, these judgments become even more subjective and complex. While we previously were in the business of acquiring suitable oil and gas properties, we have shifted this focus to acquiring renewable energy companies and technologies. We have identified certain accounting policies, described below, that are the most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 3 to our consolidated financial statements.

Revenue Recognition

Our company does not currently generate revenues. If our company begins generating revenues, revenue will be recognized when: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) our company’s fee is fixed and determinable, and; (iv) collection is probable.

RESULTS OF OPERATIONS – COMPARISON OF THREE-MONTH PERIODS AND SIX-MONTH PERIODS ENDED NOVEMBER 30, 2004 AND 2005

The following is a discussion and analysis of our company’s results of operations and the factors that could affect our future financial condition and results of operations. This discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this quarterly report. Our company’s consolidated financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

COMPARISON OF THREE AND SIX-MONTH PERIODS ENDED NOVEMBER 30, 2005 WITH THOSE ENDED NOVEMBER 30, 2004.

Consulting fees increased because we entered into a number of consulting agreements after November 30, 2004. The consulting services we received pursuant to these agreements mainly related to intellectual property rights and marketing.

Interest increased because the amount of our interest-bearing debt increased. As of November 30, 2004, we had no interest bearing debt. On November 30, 2005, we had $714,183 in principal amount of interest bearing debt. The interest rate on $514,183 of this debt is 3% per month, and the interest rate on the remainder is 10% per annum.

Professional fees, which were legal and accounting fees, increased due to the license agreement for Suncone and the proposed acquisitions.

Exploration and R&D costs increased because we entered into a license agreement that required us to pay $150,399 through November 30, 2005 for the development of a prototype of a product.

Investor relations and shareholder communication expenses increased because we engaged two firms to help us improve our relations with our shareholders.

Management fees consist of salaries and fees paid to employees and directors. Management fees increased substantially, because we upgraded our management team with a new CEO and CFO.

General, administrative and foreign exchange expenses rose due to increased travel and general expenses associated with the renewable energy business. Of the expenses shown, approximately $11,000 was attributable to foreign exchange.

CHANGES IN FINANCIAL POSITION SINCE MAY 31, 2005

There are significant differences between our May 31, 2005 and November 30, 2005 balance sheets that relate to our acquisition of oil and gas properties between those dates. This acquisition resulted in the recording of a significant fixed asset, capitalized expenses including cash payments, assumed debt, and interest included in other current assets and an obligation to issue a significant number of shares of capital stock in connection with the acquisition. During the quarter, the Company recorded an impairment charge in the amount of $589,923 in respect of the Manyberries project to reduce the carrying amount to the approximate recoverable value of $1.0 million. We are in the process of divesting of these assets, which will remove the obligation to issue the stock.

LIQUIDITY AND CAPITAL RESOURCES

We have $714,183 of interest bearing debt that matures in 2006 on the following dates: $85,697 on April 26, 2006; $428,486 on May 16, 2006; and $200,000 on November 21, 2006. The debt due in April and May 2006 bears interest at the rate of 3% per month, and the remainder bears interest at 10% per year. We owe $208,812 to a related party that is payable upon demand and is not interest bearing. Pursuant to investor relations agreements, we are committed to pay $5,000 per month to April 18, 2006 and $10,000 per month to March 1, 2006.

We have an obligation to invest an additional $1,450,000 in Canadian dollars to complete the purchase of 20% of Solar Roofing Systems, Inc. This obligation to contribute funds to SRS will be subsumed by the acquisition of 100% of SRS pursuant to the memorandum of understanding.

At present, we have less than $200,000 in cash or cash equivalents. Based on our rate of expenditure of cash, the additional expenditures expected in support of our business plan, and because of our lack of revenues, we need to obtain additional financing immediately to fund:

•	our continuation as a going concern
•	the completion of the proposed Solar Roofing Systems and Connect Renewable Energy transactions
•	working capital requirements of our integrated company; and
•	new business development

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our cash equivalents and investments, all of which have maturities of less than one year, may expose us to interest rate risk but not to market risk of principal. At November 30, 2005, we had approximately $136,633 of cash equivalents that were held in non-interest bearing accounts. Our exposure to market risk through financial instruments is not material.

ITEM 4	CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being November 30, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s CEO. Based upon that evaluation, our company’s CEO concluded that our company’s disclosure controls and procedures are effective as of the end of the period covered by this report. During our most recent quarter, we opened a bank account in California, established a U.S. based chart of accounts, accounting software and internal control procedures. In addition, the CFO was added as a signer on the U.S. bank account and a dollar limit was established over which two signatures are required. There have been no other significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

During our 2005 fiscal year, a company related to Kerry Nagy, our former President, advanced CDN$159,172 to the company. The related company claims that the original advance was intended to be used for a private placement to purchase 400,000 shares of our common stock and 400,000 warrants to purchase additional shares of our common stock. The related company has demanded that the shares be issued. Our company intends to repay the advance and does not anticipate that any further costs will be incurred in connection with this matter.

We know of no other material, active, or pending legal proceeding against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our company’s directors, officers, or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company’s interest.

ITEM 1A	RISK FACTORS

We have an agreement in principal to dispose of our oil and natural gas properties. If we are successful in completing this disposal, the risk factors in our Annual Report on Form 10-K that relate to the oil and natural gas business will no longer be applicable. In addition to the risk factors contained in the Annual Report, the following risk factors pertain to us.

THE EXECUTION OF OUR BUSINESS PLAN WILL REQUIRE SUBSTANTIAL FUNDS. OUR STOCKHOLDERS MAY BE ADVERSELY AFFECTED IF WE ISSUE ADDITIONAL DEBT OR EQUITY SECURITIES TO OBTAIN FINANCING.

We will require substantial funds to execute our business plan. We anticipate that such funds will be obtained from external sources and intend to seek additional equity or debt financing to fund future operations. We estimate that we will require approximately $15 million to complete the acquisitions of Solar Roofing Systems and Connect Renewable Energy and fund the integrated company through December, 2006.

Our actual capital requirements may vary. If we experience unanticipated cash requirements, we may need to seek additional sources of funding, which may not be available on favorable terms, if at all. Such additional funding may only be available on terms that may, for example, cause substantial dilution to common stockholders, and have liquidation preferences or pre-emptive rights. If we raise additional funds by issuing debt or equity securities, existing stockholders may be adversely affected because new investors may have rights superior to those of current stockholders, and current stockholders may be diluted.

If we do not succeed in raising needed funds, we could be forced to discontinue operations entirely.

WE HAVE A HISTORY OF LOSSES AND ANTICIPATE FUTURE LOSSES AND

WILL HAVE LIMITED REVENUES IN THE NEAR TERM. UNLESS WE RAISE ADDITIONAL CAPITAL TO OPERATE OUR BUSINESS, WE MAY NOT BE ABLE TO CONTINUE AS A GOING CONCERN AS OUR CASH BALANCES ARE INSUFFICIENT TO FUND FUTURE OPERATONS.

We have incurred significant losses from operations since inception. As shown in our consolidated financial statements, we have incurred a cumulative net loss of $2.3 million since inception. We are unsure if or when we will become profitable.

Our independent auditors included an explanatory paragraph related to a going concern uncertainty in their audit report on our consolidated financial statements for the fiscal year ended May 31, 2005. That paragraph states that "the Company has a working capital deficiency, a capital deficiency, has incurred significant loses since inception and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern." Their report on our consolidated financial statements for the fiscal year ended May 31, 2006 is expected to contain a similar paragraph.

Our financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have not made any adjustments to its financial statements as a result of the going concern uncertainty. If we cannot continue as a going concern, we may have to liquidate our assets and may receive significantly less than the values at which they are carried on our financial statements. Any shortfall in the proceeds from the liquidation of its assets would directly reduce the amounts that holders of our common stock could receive in liquidation.

MARKET VOLATILITY MAY AFFECT OUR STOCK PRICE, AND THE VALUE OF AN INVESTMENT IN OUR COMMON STOCK MAY BE SUBJECT TO SUDDEN DECREASES.

The trading price for our common stock has been, and is expected to continue to be, volatile. The price at which our common stock trades depends upon a number of factors, including the market's perception of the prospects for companies in our industry and general market and economic conditions, some of which are beyond our control, such as instability in the global financial markets due to terrorist attacks, war or other civil disturbances. Factors such as fluctuations in our financial and operating results, changes in government regulations affecting product or service approvals or other aspects of our business, announcements of technological innovations or new commercial products by our competitors, developments concerning our intellectual property rights, significant collaborations or strategic alliances and publicity regarding actual or potential performance of products under development by us or our competitors could also cause the market price of our common stock to fluctuate substantially. Moreover, our common stock may be subject to greater price volatility than the stock market as a whole.

ITEM 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number	Description
(2)	Plan of Purchase, Sale, Reorganization, Arrangement, Liquidation or Succession
2.1 (2)

Oil & Gas Asset Sale Agreement dated March 3, 2005, among Goldstar Gas Corp., Barnabus Energy Inc. under its former name Sapphire Energy Inc. and our company in addition to the related agreements attached thereto

(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1(1)	Articles of Incorporation
3.2(1)	Bylaws
3.3(3)	Certificate of Amendment filed with the Secretary of State of Nevada on February 23, 2004
3.4(2)	Certificate of Amendment filed with the Secretary of State of Nevada on May 4, 2005
(10)	Material Contracts
10.1(3)	Business Consultant Agreement dated March 1, 2005, between Beneficial Designs, Inc. and our company
10.2(3)	Petroleum and Natural Gas License dated March 24, 2005 issued by the Province of Alberta to MB Gas Inc
10.3(3)	Project Development and Project Management Agreement dated March 3, 2005, among MB Gas Inc., our company and Barnabus Energy Inc., our wholly-owned subsidiary
10.4(3)	Amendment #1 To Project Development and Project Management Agreement 150 among MB Gas Inc., our company and Barnabus Energy Inc., our wholly-owned subsidiary
10.5(3)	Letter of Intent dated July 14, 2005, between Solar Roofing Systems Inc. and our company
10.6(3)	Technology Licensing Agreement (Suncone) dated July 21, 2005, between Dr. Melvin L. Prueitt and our company
10.7(3)	Agreement of Purchase and Sale dated June 17, 2005, between our company and MB Gas Inc.
10.8(3)	Employment Agreement dated August 25, 2005, between our company and David Saltman
10.9(5)	Securities Purchase Agreement dated September 20, 2005, between our company and Solar Roofing Systems Inc
10.10*	Loan agreement dated November 21, 2005, between our company and Coach Capital LLC
10.11*	Consulting agreement dated October 5, 2005, between our company and Pasadena Capital Partners, LLC
10.12*	Consulting agreement dated October 5, 2005, between our company and Beacon Research Partners, LLC
10.13*	Employment Agreement dated November 1, 2005, between our company and Cheryl J. Bostater
(14)	Code of Ethics
14.1(3)	Code of Ethics
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Certification of Principal Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
(32)	Section 1350 Certifications
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*	Filed herewith
(1)	Incorporated by reference from our Registration Statement on Form SB-2 filed on August 1, 2002
(2)	Incorporated by reference from our Current Report on Form 8-K filed on August 31, 2005
(3)	Incorporated by reference from our Form 10-KSB filed on September 12, 2005
(4)	Incorporated by reference from our Current Report on Form 8-K filed on September 20, 2005
(5)	Incorporated by reference from our Current Report on Form 8-K filed on December 13, 2005

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARNABUS ENERGY, INC.

By:	/s/ David Saltman

David Saltman

President, Chief Executive Officer

and Director

(Principal Executive Officer)

By:	/s/ Cheryl Bostater

Cheryl Bostater

Chief Financial Officer

(Principal Financial Officer and

Principal Accounting Officer)

Date: January 17, 2006