Form 10QSB
period 2006-02-28
BARNABUS ENERGY, INC.
filed 2006-04-19
CIK 1176193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2006

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. *

Yes [X]   No [_]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

At April 17, 2006, 57,009,622 shares of the registrant's common stock (par value, $0.001 per share) were outstanding.

Transitional Small Business Disclosure Format (Check one):   Yes [_]   No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
(Check one): Yes [_]   No [X]

* Excludes filings on Form 8-K as provided in Rule 144(c)(i) under the Securities Act of 1933, as amended.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BARNABUS ENERGY, INC.

(A Development Stage Company)

Consolidated Financial Statements
February 28, 2006
(unaudited)

CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Barnabus Energy Inc.
(A Development Stage Company)
BALANCE SHEETS

	February 28, 2006 Unaudited	May 31, 2005 Audited
ASSETS
Current Assets

Cash	$1,221,337	$173,611
Current loans receivable (Note 8)	650,000	-
Prepaid expenses and other current assets	77,821	51,491
Total Current Assets	1,949,158	225,102

Fixed assets (Note 7)	48,742	-
Advances in respect of oil and gas interest acquisition (Note 8)	-	881,187
Deposit and advances on acquisition of investments (Note 9)	2,762,922	-
Deferred acquisition costs (Note 9)	102,697	-
Total Assets	$4,863,519	$1,106,289

LIABILITIES and STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities

Accounts payable and accrued liabilities	$584,941	$57,880
Notes payable (Note 10)	717,865	477,517
Advances from related parties (Notes 11)	171,394	836,376
	1,474,200	1,371,773

Convertible debenture (Note 5)	2,472,147	-

Total Liabilities	3,946,347	1,371,773

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value;
1,125,000,000 shares authorized;
49,758,540 shares issued and outstanding	7,288	4,133
Additional paid-in capital	6,649,393	453,987
Shares issueable under compensation arrangement (Note 13)	1,410,623	-
Deficit accumulated during development stage	(7,157,084)	(728,179)
Other comprehensive loss	6,952	4,575

Total Stockholders' Equity (Deficit)	917,172	(265,484)

Total Liabilities and Stockholders' Equity (Deficit)	$4,863,519	$1,106,289

Going Concern (Note 2)
Commitments and Contingencies (Notes 13)
Subsequent Events (Note 16)

The accompanying notes are an integral part of these consolidated unaudited financial statements

Barnabus Energy Inc.
(A Development Stage Company)
STATEMENT OF OPERATIONS

	For the three-months ended February 28,		For the nine-months ended February 28,		Cumulative, Inception, April 11, 2002, to February 28,
	2006	2005	2006	2005	2006
Expenses

Advertising	$28,178	$-	$58,676	-	$58,676
Consulting fees	23,550	-	152,148	1,095	601,187
Depreciation	2,580	-	5,963	-	5,963
Impairment on advances in respect of oil and gas properties (Note 8)	-	-	589,923	-	589,923
Interest	59,790	-	150,357	-	159,254
Interest - non cash (Note 5)	2,356,345		2,356,345		2,356,345
Professional fees	444,158	20,417	638,106	24,739	820,781
Loan fee (Note 12)	132,400	-	132,400	-	132,400
Research and development (Note 13)	243,312	-	393,710	-	399,211
Investor relations and shareholder communications	81,913	595	185,786	595	217,170
Management fees	-	-	90,464	-	176,391
Management fees - non cash (Note 13)	1,410,623		1,410,623	-	1,410,623
Travel	19,412	-	49,394	-	49,394
Wages and salaries	142,380		220,747	-	142,380
General administrative and foreign exchange	91,101	29	151,810	9,176	194,933
Total Operating Expenses	5,035,742	21,041	6,586,452	35,605	7,314,631

Net loss before other items	(5,035,742)	(21,041)	(6,586,452)	(35,605)	(7,314,631)
Interest income	(6,579)	-	(6,579)		(6,579)
Gain on settlement of debt	(150,968)	-	(150,968)		(150,968)
	(157,547)	-	(157,547)	-	(157,547)
Net loss	(4,878,195)	(21,041)	(6,428,905)	(35,605)	(7,157,084)

Deficit, beginning	(2,278,889)	(76,697)	(728,179)	(62,133)	0
Deficit, ending	(7,157,084)	(97,738)	(7,157,084)	$(97,738)	(7,157,084)

Net profit (loss) per share:
Basic and Diluted	(0.10)	(0.00)	(0.14)	$(0.00)

Weighted Average Shares
Outstanding	49,094,531	46,668,750	47,468,458	47,930,777

The accompanying notes are an integral part of these consolidated unaudited financial statements

Barnabus Energy Inc.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the period from April 11, 2002 [Date of Inception] to February 28, 2006

					Shares
					issuable		Total
	Common Stock		Additional	Deficit during	under	Accumulated	Stockholders
			Paid-In	Development	compensation	Comprehensive	Equity
	Shares	Amount	Capital	Stage	arrangement	Loss	[Deficit]

Balance, at inception	-	$-	$-	$-	$-	$-	$-

Issuance of stock at
$0.007 per share	500,000	500	3,000	-	-	-	3,500
Net (loss) for the year	-	-	-	(24,952)	-	-	(24,952)

Balance, May 31, 2002	500,000	500	3,000	(24,952)	-	-	(21,452)

Issuance of stock at
$0.01 per share	450,000	450	4,050	-	-	-	4,500
Subscriptions
receivable	-	-	(4,500)	-	-	-	(4,500)
Net (loss) for the year	-	-	-	(2,816)	-	-	(2,816)

Balance, May 31, 2003	950,000	950	2,550	(27,768)	-	-	(24,268)

Issuance of stock at
$0.01 per share	2,307,000	2,307	20,763	-	-	-	23,070
Subscriptions
receivable	-	-	4,500	-	-	-	4,500
Implementation of 15:1
forward stock split	45,598,000	-	-	-	-	-	-
Net (loss) for the year	-	-	-	(34,365)	-	-	(34,365)

Balance, May 31, 2004	48,855,000	3,257	27,813	(62,133)	-	-	(31,063)

Issuance of stock at
$0.01 per share as per
consultant
compensation plan	1,095,000	1,095	425,955	-	-	-	427,050
Cancellation of shares	(3,281,250)	(219)	219	-	-	-	-
Foreign currency
translation adjustments	-	-	-	-	-	4,575	4,575
Net (loss) for the year	-	-	-	(666,046)	-	-	(666,046)

Balance, May 31, 2005	46,668,750	4,133	453,987	(728,179)	-	4,575	(265,484)

Issurance of stock at
average of $0.54 per
share	3,089,790	3,090	2,428,873	-	-	-	2,431,963
Issurance of stock at
average of $2.04 per
share as loan fee	65,000	65	132,335	-	-	-	132,400
Beneficial conversion
feature on convertible
debenture	-	-	2,356,345	-	-	-	2,356,345
Fair value on warrants
issued with convertible
debenture	-	-	1,277,853	-	-	-	1,277,853
Committment to issue
786,305 common stock
to officers for services
rendered	-	-	-	-	1,410,623	-	1,410,623
Foreign currency
translation adjustments	-	-	-	-	-	2,377	2,377
Net (loss) for the period	-	-	-	(6,428,905)	-	-	(6,428,905)

Balance, February 28, 2006
(unaudited)	49,758,540	7,288	6,649,393	(7,157,084)	1,410,623	6,952	917,172

Barnabus Energy Inc. (A Development Stage Company)
STATEMENT OF CASH FLOWS

					Cumulative,
					inception,
	For the three months ended		For the nine months ended		April 11, 2002, to
	February 28,		February 28,		February 28
	2006	2005	2006	2005	2006

Cash Flows from (used in) Operating Activities
Net profit (loss) for the year	$(4,878,195)	$(21,041)	$(6,428,905)	$(35,605)	$(7,157,084)
Items not affecting cash
Depreciation	2,580	-	5,963	-	5,963
Deferred share offering costs	0	-	-	-	10,734
Stock-based consulting fees		0	-	1,095	427,050
Impairment on advances in respect of oil and gas properties interest	0	-	589,923	-	589,923
Loan fee	132,400		132,400		132,400
Interest on beneficial conversion feature	2,356,345		2,356,345		2,356,345
Management fees for shares issueable under compensation arrangement	1,410,623		1,410,623		1,410,623
Impairment on advances in respect of oil and gas properties	(150,968)		(150,968)		(150,968)
Changes in assets and liabilities:
Prepaid expenses and other current assets	(25,069)	1,752	(26,330)		(77,821)
Accounts payable and accrued expenses	375,626	2,469	640,610	(33,589)	698,490

Cash Flows – Operating Activities	(776,658)	(16,820)	(1,470,339)	(68,099)	(1,754,345)

Cash flows from (used in) Investing Activities
Purchase of fixed assets	(4,228)	-	(54,705)	-	(54,705)
Investment in intangibles		-	-	-	-
Recovery (advances) in respect of oil and gas interests	350,000	-	(291,074)	-	(1,214,271)
Deferred acquistion costs	(102,697)	-	(102,697)	-	(102,697)
Deposit and advances on acquisition of investments	(1,965,783)	-	(2,762,922)	-	(2,762,922)

Cash Flows – Investing Activities	(1,722,708)	-	(3,211,398)	-	(4,134,595)

Cash flows from (used in) Financing Activities
Advances from related party	-	16,787	(642,454)	64,293	239,401
Proceeds from convertible debt	3,584,070	-	3,584,070	-	3,584,070
Loans payable	-	-	350,000	-	853,482
Private placement subscription proceeds	-	-	2,436,951	-	2,436,951
Net proceeds on sale of common stock	-	-	-	-	20,336

Cash Flows – Financing Activities	3,584,070	16,787	5,728,567	64,293	7,134,240
Effect of foreign currency translation	-	-	896	-	(23,963)
Net Increase (Decrease) in Cash	1,084,704	(33)	1,047,726	(3,806)	1,221,337
Cash, Beginning of Period	136,633	976	173,611	4,749	-

Cash, End of Period	$1,221,337	$943	$1,221,337	$943	$1,221,337

SUPPLEMENTAL CASH DISCLOSURES
Interest paid	$58,888	$-	$149,455	$-	$159,765
Income taxes paid	$-	$-	$-	$-	$-

1. Nature of Operations and Basis of Presentation

Barnabus Energy, Inc., a Nevada corporation (the "Company”), focuses on the development and commercialization of renewable energy products and technologies for a wide range of applications including solar energy, power production, and water desalination.  The Company has been in the development stage since its formation on April 11, 2002 and as of February 28, 2006, had not generated any revenues from its operations. The Company is no longer engaged in the acquisition, exploration and development of energy resources. The Company pursues these objectives through acquisitions, strategic partnerships, technology transfer opportunities, and other business strategies. Previously, the Company was involved in oil and natural gas development with interests in property, wells, pipelines and a small gas refinery in Alberta, Canada. In September 2005, the Company determined to sell its oil and gas holdings in order to focus entirely upon renewable energy. The oil and gas divestiture was completed during the quarter ended February 28, 2006 and the Company is now pursuing the development and commercialization of a portfolio of renewable energy products and technologies.

Shares of the Company's common stock currently trade on the OTC Bulletin Board under the symbol "BBSE.OB." The Company has filed to do business using the name Open Energy Corporation in San Diego County and Nevada County, California. On May 4, 2005, the Company effected a corporate name change from Barnabus Enterprises, Ltd. to Barnabus Energy, Inc.

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s annual report on Form 10-KSB for the year ended May 31, 2005. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended February 28, 2006 are not necessarily indicative of the results that may be expected for the year ending May 31, 2006.

2. Going Concern

Since inception, the Company has incurred cumulative net losses of approximately $7,157,084 and had working capital of approximately $473,793 at February 28, 2006.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

2. Going Concern (Cont’d)

The continued operations of the Company and the recoverability of the carrying value of assets is dependent upon the ability of the Company to obtain necessary financing to fund future product development and investments, and ultimately to attain profitable operations. The Company expects to continue to incur substantial losses as it develops and invests in technologies within the renewable energy sector, and does not expect to attain profitability in the near future. Since its inception, the Company has funded operations through short-term borrowings and equity investments. The Company's future operations are dependent upon external funding and its ability to generate revenues. The Company's cash position as of February 28, 2006 was $1,221,337 and the Company had working capital of $473,793. In addition, the Company has a commitment from one investor for $1,500,000 as a part of the 0% Debentures. (See Note 16). The Company believes that its existing funds and these additional committed funds will be sufficient to fund its operating expenses and capital requirements for at least the next twelve months. The Company expects to continue to incur substantial losses as it develops and invests in technologies within the renewable energy sector, and does not expect to attain profitability in the near future. Since its inception, the Company has funded operations through short-term borrowings and equity investments. The Company's future operations are dependent upon receipt of the external funding described above and its ability to generate revenues. As a result of the Company's history of losses and cash position at May 31, 2005, the Company's independent registered public accounting firm included a qualification in its report on the Company's financial statements raising substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.  Summary of Significant Accounting Policies

Basic and Diluted Net Loss per Share

Basic net loss per share is computed by dividing the loss for the period by the weighted average number of common shares outstanding for the period. Fully diluted loss per share reflects the potential dilution of securities by including other potential issuances of common stock, including shares purchased upon exercise of stock options and warrants, in the weighted average number of shares of common stock outstanding for a period and is not presented where the effect is anti-dilutive.

Shares related to the convertible debt and warrants issued as of February 28, 2006 have been excluded from the calculation because these are deemed to be anti-dilutive.

3.  Summary of Significant Accounting Policies (Cont’d)

Stock Based Compensation

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure ("SFAS No. 148"), an amendment of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. The adoption of SFAS 148 has not had an impact on the Company’s financial position or results of operations.

The Company has elected to continue to account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, ("APB No. 25") and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 as described above. In addition, in accordance with SFAS No. 123, the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants.

Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company’s stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past service and pro-rata for future service over the option-vesting period.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services ("EITF 96-18"). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

4. Recent Accounting Pronouncements

In November 2005, the FASB issued Staff Position (“FSP”) FAS115-1/124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, and No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. This FSP is effective for reporting periods beginning after December 15, 2005. Management does not believe the adoption of this FSP will have a material impact on the Company’s future reported financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to permit fair value measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, Accounting for the Impairment or Disposal of Long-Lived Assets, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

On June 29, 2005, the EITF ratified Issue No. 05-2, "The Meaning of `Conventional Convertible Debt Instrument' in EITF Issue No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.'" EITF Issue 05-2 provides guidance on determining whether a convertible debt instrument is "conventional" for the purpose of determining when an issuer is required to bifurcate a conversion option that is embedded in convertible debt in accordance with SFAS 133. Issue No. 05-2 is effective for new instruments entered into and instruments modified in reporting periods beginning after June 29, 2005. The adoption of this pronouncement did not have a material effect on the Company's financial statements.

4. Recent Accounting Pronouncements (Cont’d)

In September 2005, the EITF issued Issue No. 05-4, "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.'"
EITF 05-4 provides guidance to issuers as to how to account for registration rights agreements that require an issuer to use its "best efforts" to file a registration statement for the resale of equity instruments and have it declared effective by the end of a specified grace period and, if applicable, maintain the effectiveness of the registration statement for a period of time or pay a liquidated damage penalty to the investor. The Task Force has not reached a consensus on this issue.

In September 2005, the FASB ratified the EITF Issue No. 05-7, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues," which addresses whether a modification to a conversion option that changes its fair value affects the recognition of interest expense for the associated debt instrument after the modification and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt). This issue is effective for future modifications of debt instruments beginning in the first interim or annual reporting period beginning after December 15, 2005. The Company is currently in the process of evaluating what effect, if any, that the adoption of this pronouncement may have on its financial statements.

In September 2005, the FASB also ratified EITF Issue No. 05-8, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature," which discusses whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference arising from the intrinsic value of the beneficial conversion feature on the commitment date (which is recorded in the shareholder's equity for book purposes, but as a liability for income tax purposes), and, if so, whether that basis difference is a temporary difference under FASB Statement No. 109, "Accounting for Income Taxes." This Issue should be applied by retrospective application pursuant to Statement 154 to all instruments with a beneficial conversion feature accounted for under Issue 00-27 included in financial statements for reporting periods beginning after December 15, 2005. The Company is currently in the process of evaluating the effect that the adoption of this pronouncement may have on its financial statements.

5. Convertible Debentures and Warrants

During February, 2006, the Company raised $3,750,000 gross proceeds from three unrelated entities through the issuance of 0% Subordinated Mandatory Convertible Debentures (“0% Debentures”). The 0% Debentures are convertible at the holders' option, on or before the maturity date of July 31, 2008, into shares of the Company’s common stock at an initial conversion price of $1.46 per share. The conversion price is reduced to the price at which shares of common stock are subsequently issued or deemed issued, other than certain excluded issuances. The conversion price is further reduced and the number of shares issuable upon conversion is increased if the Company does not meet certain revenue milestones, as defined in the 0% Debentures.

In connection with the issuance of the 0% Debentures, the Company issued warrants to purchase shares of the Company’s common stock at the initial warrant price of $2.23 per share. The warrant price is reduced to the price at which shares of common stock are subsequently issued or deemed issued, other than certain excluded issuances. The warrant price is further reduced if the Company does not meet certain revenue milestones, as defined in the warrants.

Pursuant to these agreements, the Company is obligated to file a resale registration statement within 120 days of the financings to register for public resale the shares of common stock underlying the debentures and warrants.

In accordance with EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF 00-27”) and EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the proceeds of the issuance have been allocated among the 0% Debentures and the warrants based upon their relative fair values. The fair value of the warrants was determined to be $1,277,853 by using the Black-Scholes option pricing model assuming an expected life of 5 years, a risk-free interest rate of 5%, an expected volatility of 75%, and a dividend yield of 0%. The fair value of the 0% Debentures has been determined to be $2,472,147. As a result: (a) the intrinsic value of the beneficial conversion feature has been determined to be $2,356,345 and has been charged to interest expense and recorded as additional paid in capital; (b) the pro-rata fair value of the warrants has been determined to be $1,277,853 and has been recorded as equity. The Company will record further interest expense over the term of the 0% Debentures of $1,277,853 resulting from the difference between the stated value and carrying value at the date of issuance. The carrying value of the 0% Debentures will be accreted to the face value of $3,750,000 to maturity. As at February 28, 2006, no accreted interest has been recorded yet.

5.  Convertible Debentures and Warrants (Cont’d)

The Company has not accounted for the conversion options related to the 0% Debentures as a derivative liability as defined under FAS 133 “Accounting for Derivative Instruments and Hedging Activities,” because the embedded conversion option would be an equity instrument if it were a free standing option. As such, these embedded conversion features met the exception in FAS 133 paragraph 11(a) and are accounted for in accordance with EITF 98-5 and EITF 00-27.

6. Mineral Claim

Pursuant to a purchase agreement dated April 11, 2002, as amended on October 1, 2002, the Company acquired an undivided 100% interest of one mineral claim in the Liard Mining Division in the Toodoggone area of North-Central British Columbia, Canada.

Pursuant to this agreement, if the Company failed to spend $100,000 on the property prior to December 31, 2005, the property was required to be transferred back to the previous owner unless the Company exercised its right to extend the agreement to a maximum of two additional years to December 31, 2007 by paying $2,000 per year from December 31, 2003 to December 31, 2006.

The Company paid $2,000 on December 31, 2003 and 2004 to maintain its right. The Company chose not to spend the $100,000 on the property and did not to exercise its right to extend the agreement, and accordingly, the mineral claim reverted to the previous owner.

As there are no proven mineral reserves on the property and in view of the uncertainty with respect to recovery of costs incurred to acquire the claim, all amounts spent on the property were expensed as incurred.

The Company decided not to pursue the mineral reserves on the property and will not make further payments to extend its right on the property. It is anticipated that the property will be returned to the previous owner.

7. Fixed Assets

Fixed assets consisted of the following:

	February 28, 2006	May 31, 2005

Computers & Networks	$37,819	$-
Furniture and fixtures	13,066	-
Leasehold improvement	3,820	-
Subtotal	54,705	-
Less: accumulated depreciation	(5,963)	-

Total	$48,742	$-

6.  Fixed Assets (Cont’d)

Fixed assets are stated at cost. Depreciation is computed at the following rates over the estimated useful lives of the assets.

Computer	- 33% declining balance

Furniture and fixtures	- 20% declining balance

Leasehold Improvement	- 20% declining balance

For the three and nine months ended February 28, 2006, depreciation expense of fixed assets was approximately $2,580 and $5,963, respectively. For the three and nine months ended February 28, 2005, there was no depreciation expense.

8. Advances in Respect of Oil and Gas Interest Acquisition

All of the Company’s oil and gas activities were previously conducted in Canada. The following costs were incurred in oil and gas acquisition, exploration and development activities during the following periods:

	February 28, 2006	May 31, 2005

Advances in respect of planned acquisition	$-	$789,783
Development costs -unproved	-	91,404
Subtotal	-	$881,187

Less: Impairment	-	-
	$-	$881,187

Manyberries Assets:

On March 3, 2005, the Company entered into an Oil and Gas Asset Sale Agreement ("OGAS Agreement") with Goldstar. Pursuant to the terms of the OGAS Agreement, the Company agreed to acquire a 90% interest in a bare trust from Goldstar. The bare trust was administered by MB Gas Inc., as bare trustee, which held legal title to certain unproven petroleum and natural gas assets (the "Manyberries Assets") on behalf of Goldstar as set out in the OGAS Agreement. The Company agreed to acquire the beneficial interest in the Manyberries Assets in consideration for the issuance of 2,000,000 shares of common stock to Goldstar, a cash payment of $99,483 and the assumption of $624,751 of Goldstar indebtedness. In addition to the issuance of shares to Goldstar, the Company agreed to issue 250,000 shares of common stock as an agency fee in connection with the OGAS Agreement.

8. Advances in Respect of Oil and Gas Interest Acquisition (Cont’d)

Upon the closing under the OGAS Agreement, the Company would have owned a controlling interest in the bare trust that holds the legal interest in the Manyberries Gas Project, which is located in the southeastern region of Alberta, Canada, and a controlling interest in a sweet and sour gas processing and compression facility. Prior to the closing under the OGAS Agreement, Goldstar agreed to permit the Company to hold the 90% interest in the bare trust as of December 15, 2004. From this date, the Company has made advances to and incurred expenses from MB Gas as operator of the assets and trustee of the trust.

On March 3, 2005, the Company signed a Project Development and Project Management Agreement with MB Gas. The Company agreed to pay MB Gas a monthly fee of CDN $20,000 (USD $15,916) as the operator of the property up to December 31, 2006. During the nine-month period ended February 28, 2006, the Company paid MB Gas a total of $156,376, which was capitalized as development costs.

On June 17, 2005, the Company entered into an agreement with MB Gas to acquire a 90% interest in MB Gas’s working interest, existing wells, gathering pipelines, wellsite and plant facility in the Manyberries area of Alberta, Canada for a total purchase price of CDN $275,000 (USD $235,667). As part of the agreement the Company was to receive various percentage interests in related property sections. As of the quarter ended February 28, 2006, the purchase price had been fully paid.

In the quarter ended November 30, 2005, the Company recorded an impairment charge of $589,923 against “Advances in respect of oil and gas interest acquisition” to reflect an estimated recoverable value of $1,000,000 based on an agreement with Goldstar that was formalized with the January 17, 2006 Settlement and Rescission Agreement.

On January 17, 2006, the Company entered into a Settlement and Rescission Agreement to transfer all its rights, title and interest in the Manyberries Assets to the party from which they were originally acquired, which includes the following significant terms:

•	A release from the Company's obligation to issue 2,250,000 shares of common stock;

•	A release from any further obligation of the Company to fund the operations of these assets or of the operator;

•	A settlement and rescission agreement constituting a full and final settlement of all claims arising, past, present and future, among the parties; and

•
The receipt by the Company of $350,000 in cash and a $650,000 note, bearing interest at 5% per annum payable in arrears at maturity, due not later than November 28, 2006, and secured by a lien on all of the assets of the debtor. As at February 28, 2006, accrued interest receivable of $3,740 was included in prepaid expenses and other current assets.

9. Deposits and Advances on Acquisition of Investments

a.
On July 28, 2005, the Company entered into a letter agreement with Solar Roofing Systems Inc., (“Solar”) to purchase 20% of the then issued and outstanding common shares of Solar for CDN $2,200,000, with an option to purchase an additional 31%. On February 8, 2006, the Company and its affiliate signed a Stock Purchase Agreement (the "Stock Purchase Agreement") with Solar and its stockholders which provided for the acquisition by an affiliate of the Company of 100% of the shares of Solar for a total estimated purchase price of CDN $18.5 million (pursuant to the MOU dated December 15, 2005). Consideration for the purchase price was to consist of 20% cash and 80% common stock (with a conversion ratio of USD $2.00 per share). As of February 28, 2006, $1,610,084 had been paid towards the original 20% equity purchase and as an advance against the consideration payable pursuant to the Stock Purchase Agreement (Note 16).

b.
On February 8, 2006, the Company signed an Agreement and Plan of Merger with Connect Renewable Energy Inc. (“Connect”) pursuant to which Connect would be merged with a subsidiary of the Company for a total purchase price of $10.0 million in common stock at $2.00 per share (plus a commitment to provide $3.0 million in working capital). Prior to the closing of the merger, the Company made certain advances to Connect, which advances were treated as a deposit against the merger consideration. The advances were subject to a working capital note dated February 8, 2006 which bore interest at a rate of 8% per annum.

As of February 28, 2006, the Company had made aggregate advances of $1,150,000 pursuant to this note. $2,838 accrued interest was capitalized as at February 28, 2006 toward future acquisition costs (Note 15).

c.	As at February 28, 2006, total legal expenses of $102,697 were paid and deferred until the completion of the above acquisitions.

10. Notes Payable

The following table sets for the amounts outstanding at February 28, 2006 under the Company's loans payable from unrelated parties:

February 28, 2006

Unsecured demand promissory note payable to an unrelated party, bearing interest at 3% per month, payable monthly. Principal (CDN $100,000) is due on April 26, 2006. (Note 16)	$87,982

Secured demand promissory note payable to an unrelated party, bearing interest at 3% per month, payable monthly, principal due on May 31, 2006 (CDN $500,000), secured by a floating charge over all of the Company’s assets up to a maximum of $700,000 and a specific charge over all of the shares of the Company’s subsidiary. (Note 16)	439,909

Unsecured demand promissory note payable to an unrelated party, bearing interest at 18% per annum calculated annually with no fixed term of repayment. $50,000 was advanced in August 2005, $100,000 on November 9, 2005 and $39,975 on December 2, 2005.	189,975

$717,866

For the three and nine months ended February 28, 2006, the Company has incurred a total of $58,888 and $149,455, respectively, in interest expense relating to the above loans.

Subsequent to February 28, 2006, both the $87,982 note and the $439,909 notes were repaid in full. (Note 16)

11. Advances From Related Parties

Unsecured advance, payable to a related party, non-interest bearing with no fixed term of repayment (denominated in CDN $200,000). (See Note 14)	$171,394

12. Common Stock, Warrants and Convertible Debentures

a. Common Stock

The Company's authorized capital stock consists of 1,125,000,000 common shares, $0.001 par value per share.

45,598,000 shares of common stock were issued to current stockholders on March 3, 2004, pursuant to a 1:15 forward stock split. In contemplation of this stock split, the number of authorized shares of common stock was increased from 75,000,000 to 1,125,000,000, and the number of shares issued and outstanding increased from 3,257,000 to 48,855,000. The par value of the stock remained as $0.001 per share. Unless otherwise noted, all references to common stock, common shares outstanding, average numbers of common shares outstanding and per share amounts in these financial statements and the notes to financial statements prior to the effective date of the forward stock split have been restated to reflect the 1:15 forward split on a retroactive basis.

On October 28, 2004, 3,281,250 shares of common stock owned by the former President and Secretary were returned to treasury for cancellation, following her resignation as part of a management reorganization.

On January 23, 2006, the Company issued 65,000 shares of common stock to Coach Capital, LLC for a fair value of $134,200 as a loan fee associated with notes payable totaling $650,000, of which $200,000 was advanced in a prior quarter.

b. Consultant Compensation Plan

Under the Company’s 2004 Consultant Compensation Plan, the Board of Directors is authorized to issue up to 9,771,000 shares to consultants without further shareholder approval. On October 12, 2004, the Company issued 1,095,000 shares of common stock pursuant to terms of the Consultant Compensation Plan to various consultants for services rendered. The shares issued to consultants were valued at a fair value of $427,050 in accordance with SFAS No. 123 and EITF 96-18. The amount was recorded as consulting fee during the nine months ended May 31, 2005. Pursuant to the securities purchase agreement between the Company and Cornell Capital Partners, LP ("Cornell") described below in Note 15(e), the Company is prohibited from issuing additional shares under the Consultant Compensation Plan, other than upon the exercise of previously-issued options, for so long as the convertible debentures initially issued to Cornell are outstanding.

13. Commitments and Contingencies

a. Suncone License Agreement

In July 2005, the Company entered into a technology license agreement, through which the Company obtained an exclusive license to apply technology known as Suncone™ CSP (Concentrated Solar Power) to distributed energy systems, electric power plants, saline water desalination systems and other applications (the "Suncone License Agreement"). Under the agreement, the Company is responsible for funding the development and commercialization of the technology. As consideration for granting the license, the agreement entitles the licensor to receive a royalty of 5 to 8 % of gross sales from licensed products, and 2% of sales of electrical power or desalinated water. The agreement was amended and restated in March 2006. (See Subsequent Events - Note 16)

In August 2005, the Company entered into a Technology Consulting Agreement with the licensor under the Suncone License Agreement which requires the Company to pay $10,000 per month for consulting services and $2,000 per month for office expenses during the term of the Suncone License Agreement. The Company incurred $243,312 and $393,710 of research and development expense and did not incur any royalty expense during the three and nine months ended February 28, 2006, respectively, associated with this agreement.

b. Office Lease Agreement

On September 30, 2005, the Company signed an office lease agreement which provides for monthly payments of $3,141 for a 36-month term.

c. Agreements for investor relations services

The Company is committed to two agreements for investor relations’ services, as follows: (a) $5,000 per month to April 18, 2006, for advertising, marketing and communication consulting services; and (b) $10,000 per month to March 1, 2006, for marketing and investor relations services. During the six-month period ended November 30, 2005, the Company paid $90,000 in respect of these agreements.

13. Commitments and Contingencies (Cont’d)

d. Management services

The Company is committed to pay $250,000 per annum to an officer of the Company for management consulting services, effective September 16, 2005. The agreement has a term of three years. The Company is also committed to issue a total of 8,235,662 common shares. 686,305 shares vest quarterly commencing on December 31, 2005. As at February 28, 2006 the Company has recorded $1,221,623 in respect of these shares as management fees. This amount is reflected in the statement of stockholders’ equity as shares to be issued under compensation arrangement. As at February 28, 2006, no shares had been issued.

The Company is committed to pay $150,000 per annum to an officer of the Company for management consulting services, effective November 1, 2005. The agreement has a term of three years. The Company is also committed to grant options to purchase a total of 1,407,805 common shares with an exercise price equal to the closing price on November 1, 2005. During the quarter, the options were changed to shares to be issued to the officer. 117,317 shares vested quarterly commencing on March 15, 2006. As at February 28, 2006, no shares or options had been issued.

e. Consulting services agreement

The Company is committed to pay $5,000 per month up to July 31, 2006 to a consultant for management consulting services and operations of its oil and gas properties, effective August 1, 2005. Subsequent to quarter ended November 30, 2005, the Company cancelled this agreement, effective January 13, 2006.

14. Related Party Transactions

a.
During fiscal 2005, a company owned by a person related to a then officer of the Company advanced CDN $200,000 (approximately $171,000) to the former officer and the former officer then advanced the amount to the Company. The amount is unsecured, non-interest bearing and has no fixed terms for repayment. The lender now claims that the original advance was intended to be used for purchasing 400,000 common shares and 400,000 warrants of the Company pursuant to a private placement and has demanded that the shares be issued. The Company has recorded an account payable at February 28, 2006 for the amount due and plans to repay the advance. The Company does not anticipate that any further costs will be incurred in connection with this matter.

14. Related Party Transactions (Cont’d)

b.
In July, 2005, the Company retained a director for consulting services and agreed to pay the consultant $20,000 per month. The director became an officer and employee of the Company in September, 2005. A total of $40,000 was paid to the director as a consultant, and as of February 28, 2006, $20,000 is accrued in accounts payable.

c.	During the three months ended February 28, 2006, a total of $5,550 was paid to Customatrix, Inc. for consulting services. Customatrix, Inc. is 50% owned by an officer of the Company.

15. Future Income Taxes

The Company has net operating loss carry forwards (US Federal, Canadian and State) for income taxes amounting to approximately $3,000,000 as of February 28, 2006, which may be available to reduce future years’ taxable income. The loss carry-forwards will expire from 2011 to 2026, and certain amounts were subject to significant limitations under the Internal Revenue Code of 1986, as amended. Management has determined that it is more likely than not that the deferred tax asset will not be realized. Accordingly, a full, deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

16. Subsequent Events

a.	Subsequent to February 28, 2006, the Company paid off two unsecured demand promissory notes, payable to non-related parties, in the amounts of $439,909 and $87,982.

b.	Sale of Secured Convertible Debentures and Common Stock Purchase Warrants

On March 30, 2006, the Company entered into a securities purchase agreement with Cornell Capital Partners, LP ("Cornell"), pursuant to which it agreed to issue and sell to Cornell up to an aggregate of $15,000,000 in principal amount of secured convertible debentures and warrants to purchase up to an aggregate of 10,000,000 shares of common stock.

Cornell purchased $10,000,000 of the debentures on March 31, 2006. One-half of the net proceeds from the sale of the $10,000,000 of debentures were delivered to the Company and the other half of such net proceeds were deposited into escrow. The funds deposited into escrow will be released to the Company on the date it files a registration statement with the SEC for the purpose of registering the resale of the shares of common stock underlying the debentures and the warrants. Cornell is obligated to purchase the remaining $5,000,000 of the debentures on the date such registration statement is declared effective by the SEC.

16. Subsequent Events (Cont’d)

b.
The debentures are secured pursuant to the terms of (1) a pledge and escrow agreement among the Company, Cornell and David Gonzalez, Esq., as escrow agent, and (2) security agreements among the Company, Cornell and two of the Company's subsidiaries. In accordance with the pledge and escrow agreement, the Company deposited 44,117,647 newly issued treasury shares into escrow, and granted to Cornell a security interest in those shares to secure the Company's obligations to Cornell under the debentures and related agreements.

Under the security agreements, the Company and its subsidiaries granted to Cornell a blanket security interest in the Company's consolidated assets.

In connection with the issuance of the debentures, the Company agreed to issue to Cornell warrants to purchase up to an aggregate of 10,000,000 shares of common stock in accordance with the following schedule: (1) a warrant to purchase up to 3,500,000 shares of common stock was issued at the first closing; (2) a warrant to purchase up to 3,500,000 shares of common stock was deposited into escrow at the first closing and will be released to Cornell on the date the Company files a registration statement with the SEC for the purpose of registering the resale of the shares of common stock underlying the debentures and the warrants; and (3) a warrant to purchase up to 3,000,000 shares of common stock will be issued when the registration statement is declared effective by the SEC.

The warrants have an initial exercise price of $1.50 and a term of five years.

c.	Amendment of 0% Subordinated Mandatory Convertible Debentures and Common Stock Purchase Warrants

As previously disclosed in its current reports on Form 8-K (filed on February 28, 2006 and March 20, 2006), in February and March of 2006, the Company issued and sold to certain accredited investors 0% subordinated mandatory convertible debentures in the aggregate principal amount of $5,250,000 (of which $3,750,000 had been received by February 28, 2006), and common stock purchase warrants to purchase up to an aggregate of 2,354,261 shares of common stock. The issuance of $1,500,000 in principal amount of these debentures and the accompanying warrants occurred in March of 2006.

As of March 30, 2006, the Company amended and restated these debentures and warrants to indicate that the anti-dilution adjustments set forth therein will occur only upon a future exercise or conversion of a convertible security, rather than upon the issuance of a convertible security, and will be calculated based upon the actual price used for the exercise or conversion. Accordingly, there will be no initial adjustment of the conversion price of the debentures or the exercise price of the warrants upon original issuance of the debentures and warrant sold to Cornell described above.

16. Subsequent Events (Cont’d)

d.	Amended and Restated Technology License Agreement

In March 2006, the Company entered into an amended and restated technology license agreement with the licensor, Dr. Melvin R. Prueitt, pursuant to which the Company's license of certain patent rights and technology which the Company refer to as Suncone™ CSP (Concentrating Solar Power) system was amended. As amended, the license agreement provides for an exclusive and worldwide license for the defined field of use of collecting solar energy to generate electricity, desalinate water and for all other industrial applications. The Company also has the right to sublicense the licensed technology. The license agreement expires at the earlier of January 27, 2026 or the date of expiration of the last to expire of any issued patent within the patent rights subject to the license agreement.  The Company also agreed to fund a six month development project to develop a working prototype of a solar collector and to expend or devote resources equal to at least $300,000 during such time period.

Pursuant to the license agreement, the Company agreed to pay to the licensor certain royalties for sales of products incorporating the licensed technology ("Licensed Products"). The subset of Licensed Products that consists of generated electrical power or desalinated water or other pumped liquids that are generated or purified, as applicable, using any product or device which, or the manufacture, use or sale of which, is covered by a valid claim of the licensed patent rights is referred to as "licensed commodity products." The royalty payments for licensed products and the subset of licensed commodity products are as follows:

• 2% of net sales of licensed commodity products.

•  The following royalties for sales of licensed products (other than licensed commodity products) for each three month period commencing October 21, 2005: 8% of net sales up to $500,000; 7% of net sales up to $1,000,000; 6% of net sales up to $1,500,000; and 5% of net sales over $1,500,000.

• Certain minimum royalties during each royalty period.

In addition, the Company granted to the licensor 100,000 shares of common stock and a warrant to purchase up to 2,233,438 shares of common stock. The warrant has an initial exercise price of $1.50 and a term of five years. The warrant vests incrementally upon the completion of certain milestones specified in the warrant.

16. Subsequent Events (Cont’d)

e.	Acquisition of Connect Renewable Energy

On March 30, 2006, the Company completed the acquisition and merger of Barnabus/CRE Acquisition Corporation, a wholly-owned subsidiary of the Company, with and into Connect Renewable Energy, Inc. ("CRE"), pursuant to the terms of the Agreement and Plan of Merger dated February 8, 2006 among the Company, CRE and certain other parties (the "Merger Agreement"). As a result of the merger, CRE became a wholly-owned subsidiary of the Company. A director of the Company was the President and Chief Executive Officer of CRE before the merger. Pursuant to the Merger Agreement, all of the outstanding shares of common stock of CRE were converted into the right to receive an aggregate of 5,000,000 shares of the Company's common stock.

In connection with the merger, the Company entered into a consulting agreement with Connect by Computer, LLC, an entity affiliated with Mr. Gangemi, pursuant to which Mr. Gangemi has agreed to provide consulting services to the Company in the capacity of Chief Technology Officer and serve as a director for a period of two years. In consideration of such services, the Company agreed to pay $16,000 per month for each full month of services rendered. The Company also agreed to grant to Connect by Computer, LLC, 1,000,000 shares of common stock effective as of the date of the merger and 2,000,000 additional shares of common stock subject to the achievement by CRE of certain net sales targets following the merger.

f.	Acquisition of Solar Roofing Systems

On April 10, 2006, the Company completed the acquisition and merger of all of the outstanding shares of Solar Roofing Systems Inc., an Ontario, Canada corporation. The Company's subsidiary, 2093603 Ontario, Inc. acquired the outstanding shares of Solar Roofing Systems for consideration equal to $3,204,263 in cash, 736,081 shares of the Company's common stock and 2,446,074 Class A shares of 2093603 Ontario, Inc. In addition, the former shareholders of Solar Roofing Systems will be entitled to receive up to 736,079 additional shares of the Company's common stock and up to 2,446,067 Class A shares within 90 days following the December 31, 2006 fiscal year end of Solar Roofing Systems. Such share amounts will each be reduced by up to 50% in the event that Solar Roofing Systems fails to satisfy certain gross sales targets for its fiscal year 2006. A director of the Company was the President of Solar Roofing Systems prior to the transaction and was appointed President of East Coast Operations after the closing.

16. Subsequent Events (Cont’d)

Each Class A share of 2093603 Ontario, Inc. is exchangeable for one share of the Company's common stock, in accordance with the terms and conditions set forth in the articles of incorporation of 2093603 Ontario, Inc.

g.	Lawsuit - Mitchell Organization Ltd. and Brian Wilkinson

In March 2006, the Company was first served with process regarding a civil action commenced on December 15, 2005, by Mitchell Organization Ltd. and Brian Wilkinson against the Company in Canada in the Court of Queen's Bench of Alberta, Judicial District of Calgary (Action No. 0501-17623). The Statement of Claim alleges that the Company entered into an agreement pursuant to which the Company agreed to issue 250,000 shares of its stock to Mr. Wilkinson in exchange for his providing consulting services. As relief, the claim seeks the issuance of the 250,000 shares. The Company believes that it has valid defenses against this claim and plans to defend against it.

h.
In March 2006, the Company issued an aggregate of 90,000 shares to two officers of the Company for services rendered as consultants prior to being hired as employees. These shares were issued under the 2004 Consultant Compensation Plan. In March 2006, the Company issued an additional 10,000 shares under the 2004 Consultant Compensation Plan. A liability was accrued as of February 28, 2006 for these issuances. As at February 28, 2006 the Company has recorded $189,000 in respect of these shares as management fees. This amount is reflected in the statement of stockholders’ equity as shares to be issued under compensation arrangement.

i.	On March 15, 2006, the Company issued 350,000 shares of common stock to directors and an employee as compensation with a fair value of $539,000.

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
In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. Our financial statements are prepared in accordance with United States generally accepted accounting principles.

As used in this quarterly report and unless otherwise indicated, the terms “we”, “us” and “our” refer to Barnabus Energy, Inc. and our consolidated subsidiaries.

Company Description and Overview

Barnabus Energy, Inc. began as a small oil and natural gas development firm with interests in property, wells, pipelines and a small gas refinery in Alberta, Canada. In September 2005, we determined to sell our holdings in order to focus entirely upon renewable energy opportunities. The oil and gas divestiture was completed during the quarter ended February 28, 2006 and we are now pursuing the development and commercialization of a portfolio of renewable energy products and technologies.

We recently acquired two privately-held companies engaged in the manufacturing and distribution of building-integrated photovoltaic roofing products. Solar Roofing Systems, based in Ontario, Canada, produces a proprietary roofing material incorporating high-efficiency monocrystalline photovoltaic cells in a single-ply roofing membrane designed primarily for commercial and industrial buildings. Connect Renewable Energy, based in Central California, incorporates these same high-efficiency cells in roofing tiles designed to match the colors and edge profiles of traditional cement tiles commonly used in residential housing construction. Both of these product lines will now be sold under the trade name “SOLARSAVE™”.

We also hold a license to a technology referred to as SunCone™ CSP (concentrating solar power). The license is exclusive and worldwide for the defined field of use of collecting solar energy to generate electricity, desalinate water and for all other industrial applications. The SunCone™ CSP system utilizes non-imaging optical cones made of aluminized plastic to concentrate sunlight on rods at the base of each cone. Fluid flows through these rods and is heated to several hundred degrees centigrade. This superheated fluid can then be used to generate steam and produce electricity, or to purify salt or brackish water. The technology was originally conceived and patented by Dr. Melvin Prueitt, senior physicist from the Los Alamos Laboratory. The first working prototype was designed and built by Hytec Engineering of New Mexico. We are currently working to commercialize this technology as discussed below. We plan to add additional products and technologies to our portfolio of renewable energy solutions.

We are a development stage company, and as of February 28, 2006, we have not generated revenues since inception. From inception through February 28, 2006, we have incurred cumulative losses of $7,157,084, of which $2,356,345 were expenses relating to recording the beneficial conversion feature associated with the 0% Subordinated Mandatory Convertible Debentures and Common Stock Purchase Warrants issued during the three months ended February 28, 2006. We expect to continue to incur substantial losses as we develop and invest in technologies within the renewable energy sector, and we do not expect to attain profitability in the near future.

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

Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. As the number of variables and assumptions affecting the probable future resolution of the uncertainties increase, these judgments become even more subjective and complex. Our significant accounting policies are discussed in Note 3 to our consolidated financial statements included in our annual report on Form 10-KSB for the year ended May 31, 2005. We have identified the following accounting policy, described below, as the most important to an understanding of our current financial condition and results of operations.

As discussed in Notes 5 to our consolidated financial statements, during February 2006 we sold $3,750,000 of 0% Subordinated Mandatory Convertible Debentures. In connection with the issuance of such debentures, we issued warrants to purchase 1,681,615 shares of our common stock at an initial exercise price of $2.23 per share.

In accordance with EITF 00-27, Application of Issue 98-5 to Certain Convertible Instruments, the fair value of the warrants was allocated from the proceeds of the debt securities. The fair value of the debentures was allocated 34.1% ($1,277,853) to the warrants and 65.9% ($2,472,147) to the debentures. The conversion price of the debentures was below the market price of our common stock at the date of issuance, which resulted in a beneficial conversion feature related to the debentures of $2,356,345. As the debentures were convertible immediately at the option of the holder, the entire $2,356,345 beneficial conversion feature was recognized as interest expense upon issuance of the debentures.

Plan of Operation

We have financed our operations since inception primarily through private issuances of securities. As of February 28, 2006, we had approximately $1,221,337 in cash and cash equivalents, and working capital was approximately $473,793. Subsequent to February 28, 2006, we raised $1,500,000 in net proceeds from the 0% Debentures and $4,590,000 from the Cornell financing, described in more detail below. Subsequent to February 28, 2006, we completed two major acquisitions, the terms of which are described below.

Connect Renewable Energy

In March 2006, we completed the merger of Barnabus/CRE Acquisition Corporation, our wholly-owned subsidiary, with and into Connect Renewable Energy, Inc., or CRE, pursuant to the terms of the Agreement and Plan of Merger dated February 8, 2006 among us, CRE and certain other parties, which we refer to as the CRE merger agreement. As a result of the merger, CRE became our wholly-owned subsidiary. Ron Gangemi, a director of our company, was the President and Chief Executive Officer of CRE before the merger.

Pursuant to the merger agreement, all of the outstanding shares of common stock of CRE were converted into the right to receive an aggregate of 5,000,000 shares of our common stock. No options, warrants or other rights to purchase the common stock of CRE were outstanding at the closing. Before the closing, we also loaned to CRE an aggregate of $1,410,000 for working capital purposes.

In connection with the closing, we entered into a consulting agreement with Connect by Computer, LLC, an entity affiliated with Mr. Gangemi, pursuant to which Mr. Gangemi has agreed to provide consulting services to us in the capacity of chief technology officer and a director for a period of three years. In consideration of such services, we agreed to pay $16,000 per month for each full month of services rendered. We also agreed to grant to Connect by Computer, LLC, 1,000,000 shares of our common stock effective as of the date of the merger (which shares we are required to register for resale on our next registration statement) and 2,000,000 additional shares of our common stock subject to the achievement by CRE of certain net sales targets following the merger.

Solar Roofing Systems

In April 2006, we completed the acquisition of all of the outstanding shares of Solar Roofing Systems, Inc., an Ontario corporation. Our subsidiary, 2093603 Ontario, Inc., acquired the outstanding shares of Solar Roofing Systems for consideration equal to CDN $3,709,067 (approximately US $3,204,263) in cash, 736,081 shares of our common stock and 2,446,074 Class A shares of 2093603 Ontario. In addition, the former shareholders of Solar Roofing Systems will be entitled to receive up to 736,079 additional shares of our common stock and up to 2,446,067 additional Class A shares within 90 days following the December 31, 2006 fiscal year end of Solar Roofing Systems. Such share amounts will each be reduced by up to 50% in the event that Solar Roofing Systems fails to satisfy certain gross sales targets for fiscal year 2006. Norman J. Dodd, a director of our company, was the President of Solar Roofing Systems prior to the transaction and currently serves as our President of East Coast Operations.

In connection with the closing, we entered into an exchange rights agreement with certain stockholders of Solar Roofing Systems. Pursuant to the exchange rights agreement, we granted to the holders of Class A shares the right to exchange each such share for one share of our common stock upon specified liquidation or insolvency events applicable to us or in the event that 2093603 Ontario shall fail to redeem Class A shares as required by its articles of incorporation. The exchange agreement will terminate at such time as no Class A shares (or securities convertible into or exchangeable for such shares) are held by any party other than us or any of our affiliates.

In connection with the closing, we also entered into a support agreement with 2093603 Ontario and certain stockholders of Solar Roofing Systems. Pursuant to the support agreement, we agreed to refrain from paying any dividends upon our common stock unless (1) 2093603 Ontario simultaneously declares or pays an equivalent dividend on the Class A shares and (2) 2093603 Ontario has sufficient funds to enable it to timely make such dividend payment. In addition, the support agreement requires us to take all such actions and do all things that are reasonably necessary or desirable to enable and permit 2093603 Ontario and us to satisfy our obligations pursuant to the articles of incorporation of 2093603 Ontario and the exchange agreement to cause the exchange of Class A shares (and all declared and unpaid dividends, if applicable) for shares of our common stock. For so long as there are any outstanding Class A shares not held by us or our affiliates, the support agreement requires that we maintain the economic equivalence of the Class A shares with shares of our common stock by refraining from taking certain specified actions, such as stock or rights dividends, stock splits, reclassifications, mergers or similar actions, unless the Class A shares benefit from an economically equivalent action. The support agreement will terminate at such time as no Class A shares (or securities convertible into or exchangeable for such shares) are held by any party other than us or any of our affiliates.

In connection with the closing, we entered into a registration rights agreement with certain stockholders of Solar Roofing Systems pursuant to which we agreed to register the resale of shares of our common stock issued or issuable in exchange for Class A shares of 2093603 Ontario, which we refer to as the exchange shares. The registration rights agreement requires that we cause a registration statement to be declared effective by the SEC with respect to the resale of the exchange shares prior to the earlier of (1) March 30, 2007, and (2) the date 2093603 Ontario first exercises its right to redeem Class A shares for exchange shares. We are required to keep the registration statement effective until the first anniversary of the date on which all Class A shares have been exchanged or deemed exchanged for exchange shares. We are required to pay all registration-related expenses in connection with the registration statement. Each Class A share of 2093603 Ontario is exchangeable for one share of our common stock, in accordance with the terms and conditions set forth in the articles of incorporation of 2093603 Ontario and the exchange rights agreement and support agreement described below.

Liquidity and Capital Resources

Our current cash requirements are significant due to the building of photovoltaic cell inventories, expected leasehold improvements for a new manufacturing facility for the new Connect Renewable Energy division, manufacturing equipment purchases, working capital requirements of our integrated company, and research and development for SunCone™ concentrated solar power and product line enhancement and expansion. Our cash requirements will continue to be significant while we work to develop our customer base, expand our manufacturing facilities, and build inventory.

Our plan of operation is dependent upon our receipt of the $10,000,000 in remaining gross proceeds from the $15,000,000 in aggregate principal amount of convertible debentures we agreed to sell to Cornell Capital Partners, LP as described below. The receipt of $5,000,000 of these proceeds is dependent on the filing of a registration statement for the shares underlying the convertible debentures and warrants, and the receipt of the remaining $5,000,000 is subject to effectiveness of this registration statement.

We have budgeted operating costs for the next twelve months of approximately $6.5 million. The actual amount of funds required during the next twelve months will depend on a variety of factors, many of which are outside of our control. These factors include, among others, the progress of our research and development efforts, finalizing Underwriters Laboratories approval on our products enabling us to ship to our customers, sales efforts, and the supply and cost of photovoltaic cells. Actual operating costs may vary significantly from the estimate set forth above based on the factors discussed above.

Even following receipt of all of the net proceeds from the Cornell financing, we are not certain that we will have sufficient funds to support our operations for the next twelve months. In order to support our operations following receipt of all of the net proceeds from Cornell financing, we will need to generate sufficient revenues from our CRE and Solar Roofing Systems divisions or raise additional financing. CRE shipped product to its first customer in December 2005 and Solar Roofing Systems has not yet shipped its first product as it is in the final stages of the Underwriters Laboratories approval process. If sufficient revenues are not generated, we will need to raise additional funds.

The cost of photovoltaic cells, which are the primary cost of sales for our solar roofing products, is currently volatile and is expected to rise due to a current supply shortage. We are uncertain of the extent that this will negatively affect our gross profit margins in the near future, and a significant increase in cost of photovoltaic cells that we cannot pass on to our customers could cause us to run out of cash more quickly than our projections indicate, requiring us to raise additional funds or curtail operations.

Research and Development

As discussed above, we have entered into a license agreement with Dr. Melvin Prueitt to commercialize the SunCone™ CSP (Concentrating Solar Power) system. We have engaged the services of Hytec Engineering, Inc. of Los Alamos, New Mexico to design and construct the first full-scale working prototype of this system, and to test this prototype for efficiency, power output, and other technical specifications. We have spent approximately $300,000 as of the date of this report to complete this work.

Further work will be required to design a commercial system capable of interfacing with an off-the-shelf steam turbine to produce electricity, and/or to interface with either flash distillation or membrane filtration equipment in order to produce potable water from salt or brackish sources. This second phase of development will require additional time, capital and other resources in order to complete.

In addition, the SOLARSAVE™ solar roofing tiles and roofing membranes will require ongoing development in order to achieve and retain market share. In the case of the solar roofing tiles, we are developing various color systems and edge profiles and improving the fire resistance of the product. The solar roofing membranes can be improved visually by imprinting colors and patterns on their top surfaces, and improved technically by utilizing different electronic components. During production ramp-up, additional improvements will be made to the manufacturing processes, which could require additional research and development expenditures.

Significant Plant and Equipment Expenditures

We anticipate that we will make significant capital expenditures over the next twelve months for manufacturing equipment and leasehold improvements. We are in the process of securing additional manufacturing space for the operation in Grass Valley, California associated with the Connect Renewable Energy acquisition. We estimate that the additional space will require cash of $9,000 per month for rent, and approximately $750,000 in equipment. The amount needed will depend upon the availability of suitable space, market rents, the configuration of the equipment and the availability of lease financing. In addition, we plan to buy an automated photovoltaic stringer that we estimate will cost approximately $500,000. The total dollar amount of capital expenditures is expected to depend on the volume of purchase orders received from our customers.

Changes in Employees

The Barnabus corporate office currently has five employees. Upon the acquisition of Solar Roofing Systems, Inc. we gained seven additional full-time employees. In addition, upon the acquisition of Connect Renewable Energy, Inc., we gained seven additional full-time and two additional part-time employees. Our current full-time headcount is 19 employees. We anticipate approximately 30 additional hires in the next twelve months, one in research and development, 18 in production, six in general and administrative, and five in sales and marketing.

Recent Financings

0% Subordinated Mandatory Convertible Debentures and Related Warrants

In February 2006, we sold $3,750,000 in 0% Subordinated Mandatory Convertible Debentures, which we refer to as the 0% Debentures, to three unrelated entities. In March 2006, we sold an additional $1,500,000 of 0% Debentures to one unrelated entity. The 0% Debentures are convertible at the holders' option, on or before the maturity date of July 31, 2008, into shares of our common stock at an initial conversion price of $1.46 per share. The conversion price is reduced to the price at which shares of common stock are subsequently issued or deemed issued, other than certain excluded issuances. The conversion price is further reduced and the number of shares issuable upon conversion is increased if we do not meet certain revenue milestones, as defined in the 0% Debentures.

In connection with the issuance of the 0% Debentures, we issued warrants to purchase an aggregate of 2,354,261 shares for all warrants, at the initial exercise price of $2.23 per share. The warrant price will be reduced to the price at which shares of our common stock are subsequently issued or deemed issued, other than certain excluded issuances. The warrant price is further reduced if we do not meet certain revenue milestones, as defined in the warrants.

Secured Convertible Debentures and Related Warrants

On March 30, 2006, we entered into a securities purchase agreement with Cornell Capital Partners, LP, pursuant to which we agreed to issue and sell to Cornell up to an aggregate of $15,000,000 of secured convertible debentures and warrants to purchase up to an aggregate of 10,000,000 shares of common stock, subject to adjustment as discussed below.

Cornell purchased $10,000,000 of the debentures in March 2006, which we refer to as the first closing. Of the $10,000,000 purchase price, $5,000,000 was delivered directly to us and $5,000,000 was deposited into escrow. The funds deposited into escrow will be released to us on the date we file a registration statement with the SEC for the purpose of registering the resale of the shares of common stock underlying the debentures and the warrants. Cornell will purchase the remaining $5,000,000 of the debentures on the date such registration statement is declared effective by the SEC, which we refer to as the second closing.

We agreed to pay to Yorkville Advisors, LLC, a fee of 8% of purchase price of the debentures at each closing. We also agreed to pay to Roth Capital Partners, LLC a fee of 2⅔% of the purchase price of the debentures at each closing, up to a maximum amount of $400,000. Pursuant to these arrangements, we paid a cash fee of $400,000 to Yorkville and agreed to pay a deferred cash fee of $133,333 to Roth upon the release of $5,000,000 from the escrow described above. We also agreed to pay to Yorkville a structuring fee of $12,500 and a due diligence fee of $5,000.

The purchase agreement contains the following covenants, among others:

•
Restrictions on Issuances of Capital Stock. We agreed not to take the following actions without the consent of Cornell, so long as any debentures are outstanding: (1) issue or sell shares of common stock or preferred stock for a consideration per share less than the "fixed conversion price" of the debentures (discussed below); (2) issue any preferred stock, warrant, option, right, contract, call or other security or instrument granting the right to acquire common stock for a consideration per share less than the fixed conversion price of the debentures; (3) enter into any security instrument granting the holder a security interest in any of our assets (except as permitted by the debentures), or (4) file any registration statement on Form S-8 registering shares of common stock in excess of 15% of the outstanding shares of our common stock on March 30, 2006. Furthermore, so long as any debentures are outstanding, we agreed to issue no further shares under our 2004 Consultant Compensation Plan. The foregoing restrictions do not apply to transactions related to the acquisitions of Solar Roofing Systems and CRE.

•
Right of First Refusal. So long as any debentures are outstanding, if we intend to raise additional capital by the issuance or sale of our capital stock (including any class of common stock or preferred stock, options, warrants or any other securities convertible into or exercisable into shares of common stock), we will be obligated to offer such issuance or sale to Cornell prior to offering such issuance or sale to any third parties.

The debentures include the following material terms:

•	Interest and Maturity. The debentures accrue interest at a rate of 5% per annum and mature on March 31, 2009. No payments of interest or principal are due under the debentures until maturity.

•
Conversion. The debentures are convertible at any time at the holder's option into shares of common stock by dividing (1) the outstanding amount of the debenture to be converted by (2) the conversion price. The conversion price will be equal to the lesser of (1) the fixed conversion price (initially $1.50) or (2) 95% of the lowest volume weighted average price of the common stock during the 30 trading days immediately preceding the conversion date.

•
Redemption. Upon three days notice, we may redeem a portion or all amounts owing under the debentures prior to the maturity date, so long as the closing bid price of our common stock is less than the fixed conversion price at the time of the redemption notice, by paying (1) the principal amount being redeemed, (2) a redemption premium equal to 20% of the principal amount being redeemed, plus (3) accrued and unpaid interest.

•
Anti-Dilution Rights. At any time while the debentures are outstanding, if we or our subsidiaries issue shares of common stock or rights, warrants, options or other securities or debt convertible into or exchangeable for common stock, which we refer to as common stock equivalents, other than exempt issuances, at an effective price per share less than the fixed conversion price, then, at the option of the holder, the fixed conversion price will be adjusted to mirror the conversion, exchange or purchase price for such common stock or common stock equivalents.

•
Acceleration. All amounts due under the debentures may become immediately due and payable upon the occurrence of an event of default set forth in the debentures, if not cured within the permitted time period.

The debentures are secured pursuant to the terms of (1) a pledge and escrow agreement among us, Cornell and David Gonzalez, Esq., as escrow agent, and (2) security agreements among us, Cornell and two of our wholly-owned subsidiaries formed for the purpose of acquiring Solar Roofing Systems, Inc. and Connect Renewable Energy, Inc. In accordance with the pledge and escrow agreement, we deposited 44,117,647 newly issued treasury shares into escrow, and granted to Cornell a security interest in these shares to secure our obligations to Cornell under the debentures and related agreements.

Under the security agreements, we and our subsidiaries granted to Cornell a blanket security interest in our assets and the assets of our subsidiaries, as applicable. In addition, we and our subsidiaries may not take any of the following actions, among others, without the prior written consent of Cornell: (1) incur any indebtedness, other than permitted indebtedness; (2) incur any liens or encumbrances, other than permitted liens; (3) become a party to any change of control transaction; (4) materially change our executive staff or management; or (5) declare or pay any dividend of any kind, in cash or in property, on any class of our capital stock, or repurchase for value any shares of our capital stock.

Under the purchase agreement, we also agreed to issue to Cornell warrants to purchase up to an aggregate of 10,000,000 shares of common stock in accordance with the following schedule: (1) a warrant to purchase up to 3,500,000 shares of common stock was issued at the first closing; (2) a warrant to purchase up to 3,500,000 shares of common stock was deposited into escrow at the first closing and will be released to Cornell on the date we file a registration statement with the SEC for the purpose of registering the resale of the shares of common stock underlying the debentures and the warrants; and (3) a warrant to purchase up to 3,000,000 shares of common stock will be issued at the second closing.

The warrants have an initial exercise price of $1.50 and a term of five years. The warrants include a “cashless exercise” right, which permits the warrant to be converted, in lieu of cash exercise, into a number of shares of common stock determined by multiplying (1) the number of shares purchasable under the warrant by (2) the difference between the closing bid price of the common stock on the date of conversion and the warrant exercise price, and dividing such product by (3) the closing bid price of the common stock on the date of conversion. The cashless exercise right is available only if the shares subject to the warrant are not included in an effective registration statement covering their resale, or if an event of default has occurred under the debentures and is not cured within the permitted time period.

If we issue or sell, or are deemed to have issued or sold, any shares of common stock, other than excluded securities, for a consideration per share less than $1.50, then, immediately after such issuance or sale, the warrant exercise price then in effect will be reduced to an amount equal to such consideration per share. Upon each such adjustment of the warrant exercise price, the number of shares issuable upon the exercise of the warrants will be adjusted to the number of shares determined by multiplying (1) the warrant exercise price in effect immediately prior to such adjustment by (2) the number of shares issuable upon exercise of the warrants immediately prior to such adjustment, and dividing such product by (3) the warrant exercise price resulting from such adjustment.

Pursuant to an investor registration rights agreement signed in connection with the purchase agreement, we agreed to file with the SEC by May 15, 2006, which date we refer to as the filing date, a registration statement including the shares underlying the debentures and warrants, and to have such registration statement declared effective by July 29, 2006, which date we refer to as the effectiveness date. If such registration statement is not filed by the filing date or declared effective by the effectiveness date, as applicable, we will become obligated to pay to Cornell, either in cash or in shares of common stock, liquidated damages equal to 1% of the liquidated value of the debentures outstanding for each 30 day period (pro-rated for partial periods) that the registration statement is not filed or declared effective, as applicable. We are obligated to keep the registration statement effective until all the shares have been sold or are eligible for sale without volume restrictions pursuant to SEC Rule 144(k).

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined in Item 303(c)(2) of Regulation S-B.

Risk Factors

Investors should carefully consider the risks described below before deciding whether to invest in our common stock. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also impair our business operations and financial results. If any of the following risks actually occurs, our business, financial condition or results of operations could be adversely affected. In such case, the trading price of our common stock could decline and you could lose all or part of your investment. Our filings with the Securities and Exchange Commission also contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks we face described below.

Since we disposed of our oil and natural gas properties, the risk factors in our Annual Report on Form 10-K that relate to the oil and natural gas business are no longer applicable. In addition to the risk factors contained in the Annual Report, the following risk factors pertain to us.

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

We have a history of losses and anticipate future losses and will have limited revenues in the near term. Unless we raise additional capital to operate our business, we may not be able to continue as a going concern as our cash balances are insufficient to fund future operations.

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

Evaluating our business and future prospects may be difficult due to the rapidly changing market landscape.

There is limited historical information available about our company upon which you can base your evaluation of our business and prospects. We first shipped commercial products this year. Relative to the entire solar industry, we have shipped only a limited number of products.

The market we are addressing is rapidly evolving and is experiencing technological advances and new market entrants. Our future success will require us to scale our manufacturing capability significantly beyond our current capacity, and our business model and technologies are unproven at significant scale. Moreover, the SunCone™ CSP system is only in the early stages of development and we have limited experience upon which to predict whether it will be successfully commercialized. As a result, you should consider our business and prospects in light of the risks, expenses and challenges that we will face as an early-stage company seeking to develop and manufacture new products in a growing and rapidly evolving market.

Our industry is currently experiencing a shortage of semi-conductor grade polysilicon and the photovoltaic cells made from this material and upon which our products depend. The price that we pay for photovoltaic cells has increased recently and we expect these price increases to continue, which may constrain our revenue growth and further delay our profitability.

Polysilicon is an essential raw material in the production of photovoltaic cells. There is currently an industry-wide shortage of polysilicon ingots, which has resulted in significant price increases. Increases in polysilicon prices may impact our manufacturing costs in the future. As demand for photovoltaic cells has increased, a number of manufacturers have announced plans to add additional capacity. As this manufacturing capacity becomes operational, it will increase the demand for polysilicon and further exacerbate the current shortage. Polysilicon is also used in the semiconductor industry generally and any increase in demand from that sector will compound the shortage. The production of polysilicon is capital intensive and adding additional capacity requires significant lead time. While we are aware that several new facilities for the manufacture of polysilicon are under construction, we do not believe that the supply imbalance will be remedied in the near term. We expect that polysilicon demand will continue to outstrip supply for the foreseeable future.

Our dependence on a limited number of third party suppliers for raw materials could prevent us from delivering our products to our customers within required timeframes, which could result in order cancellations.

We manufacture our products using materials and components procured from a limited number of third-party suppliers. We currently purchase all our photovoltaic cells from a single supplier. If we fail to maintain our relationships with this supplier, or secure additional sources from other cell suppliers, we may be unable to manufacture our products or our products may be available only at a higher cost or after a long delay, which could prevent us from delivering our products to our customers within required timeframes, and we may experience order cancellations. We currently do not have contracts with many of our suppliers sufficient to meet our current sales projections, and may not be able to procure sufficient quantities of the materials and components necessary to manufacture our products on acceptable commercial terms or at all. To the extent the processes that our suppliers use to manufacture materials and components are proprietary, we may be unable to obtain comparable materials and components from alternative suppliers. The failure of a supplier to supply materials and components in a timely manner, or to supply materials and components that meet our quality, quantity and cost requirements could impair our ability to manufacture our products or increase their costs, particularly if we are unable to obtain substitute sources of these materials and components on a timely basis or on terms acceptable to us.

Our products may not gain market acceptance, which would prevent us from achieving sales and market share.

The development of a successful market for our products may be adversely affected by a number of factors, some of which are beyond our control, including:

•	our failure to produce products that compete favorably against other solar power products on the basis of cost, quality and performance;

•
our failure to produce products that compete favorably against conventional energy sources and alternative distributed generation technologies, such as wind and biomass, on the basis of cost, quality and performance;

•	whether or not customers will accept our new designs under development; and

•	our failure to develop and maintain successful relationships with distributors, systems integrators and other resellers, as well as strategic partners.

If our products fail to gain market acceptance, we would be unable to achieve sales and market share.

Technological changes in the solar power industry could render our products uncompetitive or obsolete, which could prevent us from achieving market share and sales.

Our failure to refine our technology and to develop and introduce new products could cause our products to become uncompetitive or obsolete, which could prevent us from achieving market share and sales. The solar power industry is rapidly evolving and competitive. We will need to invest significant financial resources in research and development to keep pace with technological advances in the solar power industry and to compete in the future. We believe that a variety of competing solar power technologies may be under development by other companies that could result in lower manufacturing costs or higher product performance than those expected for our products. Our development efforts may be rendered obsolete by the technological advances of others, and other technologies may prove more advantageous for the commercialization of solar power products.

Problems with product quality or product performance may cause us to incur warranty expenses and prevent us from achieving sales and market share, particularly if we introduce new technologies.

As is consistent with standard practice in our industry, the duration of our product warranties is lengthy relative to expected product life. Our current roofing tile and roofing membrane product warranty is for a 20-year period. We believe our warranty periods are consistent with industry practice. Due to the long warranty period, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenues. Our products have not been installed long enough to allow us to evaluate their performance over a 20-year period.

If solar power technology is not suitable for widespread adoption or sufficient demand for solar power products does not develop or takes longer to develop than we anticipate, our sales would not increase and we would be unable to achieve profitability.

The market for solar power products is emerging and rapidly evolving, and its future success is uncertain. If solar power technology proves unsuitable for widespread commercial deployment or if demand for solar power products fails to develop sufficiently, we would be unable to generate enough revenues to achieve profitability. In addition, demand for solar power products in the markets and geographic regions we target may not develop or may develop more slowly than we anticipate. Many factors will influence the widespread adoption of solar power technology and demand for solar power products, including:

•	cost-effectiveness of solar power technologies as compared with conventional and competitive alternative energy technologies;

•	performance and reliability of solar power products as compared with conventional and non-solar alternative energy products;

•	success of alternative distributed generation technologies such as hydrogen fuel cells, wind turbines, and bio-diesel generators;

•	fluctuations in economic and market conditions that impact the viability of conventional and competitive alternative energy sources,

•	increases or decreases in the prices of oil, coal and natural gas;

•	capital expenditures by customers, which tend to decrease when the domestic or foreign economies slow;

•	continued deregulation of the electric power industry and broader energy industry; and

•	availability of government subsidies and incentives.

The reduction or elimination of government and economic incentives could cause our revenue to decline.

We believe that the near-term growth of the market for “on-grid” applications, where solar power is used to supplement a customer’s electricity purchased from the utility network, depends in large part on the availability and size of government and economic incentives. The reduction or elimination of government and economic incentives may adversely affect the growth of this market or result in increased price competition, which could prevent us from achieving revenues.

Today, the cost of solar power exceeds the cost of power furnished by the electric utility grid in many locations. As a result, federal, state and local government bodies in many countries, most notably Germany, Japan and the United States, have provided incentives in the form of rebates, tax credits and other incentives to end users, distributors, system integrators and manufacturers of solar power products to promote the use of solar energy in on-grid applications and to reduce dependency on fossil fuels. These government economic incentives could be reduced or eliminated altogether.

We face intense competition from other companies producing solar power and other energy generation products. If we fail to compete effectively, we may be unable to increase our market share and sales.

The solar power market is intensely competitive and rapidly evolving. Our competitors have established market positions more prominent than ours, and if we fail to attract and retain customers and establish a successful distribution network for our solar products, we may be unable to achieve sales and market share. There are a number of major multi-national corporations that produce solar power products, including BP Solar, Kyocera, Sharp, Mitsubishi, Solar World AG and Sanyo. We also expect that future competition will include new entrants to the solar power market offering new technological solutions. Further, many of our competitors are developing and are currently producing products based on new solar power technologies that may have costs similar to, or lower than, our projected costs.

Most of our competitors are substantially larger than we are, have longer operating histories and have substantially greater financial, technical, manufacturing and other resources than we do. Our competitors’ greater size in some cases provides them with a competitive advantage with respect to manufacturing costs due to their ability to allocate fixed costs across a greater volume of production and purchase raw materials at lower prices. Many also have greater name recognition, an established distribution network and an installed base of customers. In addition, many of our competitors have well-established relationships with current and potential resellers, which have extensive knowledge of our target markets. As a result, our competitors may be able to devote greater resources to the research, development, promotion and sale of their products and respond more quickly to evolving industry standards and changing customer requirements than we can.

If we are unable to protect our intellectual property adequately, we could lose our competitive advantage in the solar power market.

Our ability to compete effectively against competing solar power technologies will depend, in part, on our ability to protect our current and future proprietary technology, product designs and manufacturing processes through a combination of patent, copyright, trademark, trade secret and unfair competition laws. We may not be able to protect our intellectual property and may need to defend our products and services against infringement claims, either of which could result in the loss of our competitive advantage in the solar power market and materially harm our business and profitability. We face the following risks in protecting our intellectual property and in developing, manufacturing, marketing and selling our products and services:

•	we cannot be certain that our pending patent applications will result in issued patents or that the claims allowed are or will be sufficiently broad to protect our technology or processes;

•	given the costs of obtaining patent protection, we may choose not to protect certain innovations that later turn out to be important;

•
third parties may design around our patented technologies or seek to challenge or invalidate our intellectual property rights and there is no assurance that our intellectual property rights will deter infringement or misappropriation of our intellectual property;

•	we may incur significant costs and diversion of management resources in prosecuting or defending intellectual property infringement suits;

•
we may not be successful in prosecuting or defending intellectual property infringement suits and, as a result, may need to seek to obtain a license of the third party’s intellectual property rights, which may not be available to us, whether on reasonable terms or at all; and

•
the contractual provisions we rely on to protect our trade secrets and proprietary information, such as our confidentiality and non-disclosure agreements with our employees, consultants and other third parties, may be breached and our trade secrets and proprietary information may be disclosed to competitors, strategic partners and the public.

There are a large number of shares underlying our convertible debentures and warrants that may be available for future sale, and the sale of these shares may depress the future market price of our common stock.

As of April 17, 2006, we had 57,009,622 shares of common stock issued and outstanding. On that date we also had convertible debentures outstanding that may be converted, excluding accrued interest, into 10,262,555 shares of common stock (based on the conversion prices in effect on that date and, in the case of the security held by Cornell Capital, $1.50 per share), and warrants outstanding that may be exercised for up to 11,587,699 shares of common stock (based on the exercise prices in effect on that date and, in the case of the security held by Cornell Capital, $1.50 per share). The number of shares of common stock issuable upon conversion of the outstanding convertible debentures or upon the exercise of warrants may increase if the market price of our stock declines, or if we issue shares of common stock or securities convertible into common stock at an effective price per share less than the conversion prices of the convertible debentures or the exercise prices of the warrants, as the case may be. We are obligated to file one or more registration statements covering the resale of all of the shares subject to the convertible debentures and 9,354,261 of the shares subject to the warrants described above, subject to adjustment pursuant to the warrants, and these shares may be sold without volume restrictions pursuant to such registration statements. There is currently a limited market for shares of our common stock and the sale of these shares may adversely affect the market price of our common stock.

The continuously adjustable conversion price feature of our secured convertible debentures could require us to issue a substantially greater number of shares, which would cause dilution to our existing stockholders.

Our obligation to issue shares upon the conversion of the secured convertible debentures we have issued (or have agreed to issue) to Cornell Capital Partners, LP is essentially limitless because the conversion is at the lower of (1) $1.50 or (2) 95% of the lowest volume weighted average price of the common stock during the previous 30 trading days immediately preceding the conversion date. Hence, the number of shares of our common stock issuable upon conversion of these debentures will increase if the market price of our stock declines, which will cause dilution to our existing stockholders. The following is an example of the amount of shares of our common stock that are issuable upon conversion of the debentures (assuming the sale of the full $15,000,000 worth of debentures pursuant to the securities purchase agreement with Cornell), excluding accrued interest, based on volume weighted average prices that are 25%, 50% and 75% below the current market price of $1.66 (as of April 14, 2006):

VWAP % Below Current Market Price	Conversion Price Per Share (95% of VWAP)	Number of Shares Issuable	% of Outstanding Stock After Conversion (1)
25%	$1.18	12,682,308	18.2%
50%	$0.79	19,023,462	25.0%
75%	$0.39	38,046,925	40.0%

(1) Assumes outstanding stock of 57,009,622 shares of common stock immediately prior to conversion.

As illustrated, the number of shares of common stock issuable upon conversion of our secured convertible debentures will increase if the market price of our stock declines, which will cause dilution to our current stockholders.

The continuously adjustable conversion price feature of our secured convertible debentures may encourage investors to make short sales in our common stock, which could have a depressive effect on the price of our common stock.

The convertible debenture is convertible into shares of our common stock at a 5% discount to the lowest volume weighted average price of the common stock during the previous 30 trading days immediately preceding the conversion date. The significant downward pressure on the price of the common stock as Cornell converts and sells material amounts of common stock could encourage short sales by investors. This could place further downward pressure on the price of the common stock. In addition, not only the sale of shares issued upon conversion or exercise of debentures or warrants, but also the mere perception that these sales could occur, may adversely affect the market price of the common stock.

We have deposited 44,117,647 treasury shares into escrow and pledged these shares to Cornell Capital Partners, LP as security for our obligations under the secured convertible debentures we issued to Cornell and related agreements. If we were to default under the debentures or related agreements, Cornell could take possession of these shares and sell them into the market, causing immediate and substantial dilution to our stockholders and potentially causing downward pressure on our common stock.

In accordance with the pledge and escrow agreement between us and Cornell, we deposited 44,117,647 treasury shares (77% of shares outstanding as of April 17, 2006) into escrow and pledged those shares to Cornell as security for our obligations under the secured convertible debentures and related agreements. If we defaulted under the debentures or related agreements, Cornell could take possession of these shares and sell them into the market, causing significant downward pressure on the price of our common stock. Although Cornell may not take possession of the shares to the extent such possession would cause Cornell to own in excess of 9.99% of our outstanding common stock, this restriction does not prevent Cornell from selling shares and then taking possession of additional shares. In this way, Cornell could sell more than this limit while never holding more than this limit. There is currently a limited market for shares of our common stock and the sale of these shares may adversely affect the market price of our common stock.

Cornell Capital Partners, LP has a general security interest in our assets and the assets of our subsidiaries. If we were to default under the terms of the secured convertible debentures issued to Cornell, then Cornell would have the right to foreclose on these assets.

In March 2006, we entered into a securities purchase agreement with Cornell pursuant to which we agreed to issue and sell to Cornell up to an aggregate of $15,000,000 of secured convertible debentures and warrants to purchase up to an aggregate of 10,000,000 shares of common stock, subject to adjustment. The debentures are collateralized by a general security interest in our assets. If we were to default under the terms and conditions of the debentures or related security agreements with Cornell, Cornell would have the right to accelerate any indebtedness outstanding and foreclose on our assets and the assets of our subsidiaries in order to satisfy our indebtedness. Such a foreclosure could have a material adverse effect on our business, liquidity, results of operations and financial position.

If we are unable to raise capital, we may be unable to fund operating cash shortfalls.

Historically, we have depended on outside financing to fund our operations. Additional financing may not be available to us on acceptable terms, or at all. Any inability to obtain needed financing would hinder our ability to fund our projected operating needs, which in turn could have a material adverse effect on our business. Any financing may cause significant dilution to existing stockholders. Any debt financing or other issuance of securities senior to common stock likely will include financial and other covenants that will restrict our operating flexibility and our ability to pay dividends to stockholders.

Our success depends on our ability to retain our key personnel.

Our success is dependent upon the efforts of key members of our management, including our president and chief executive officer, David Saltman, and our chief financial officer, Cheryl Bostater. The loss of any of these persons, or other key employees, could have a material adverse effect on us. Our future success is likely to depend substantially on our continued ability to attract and retain highly qualified personnel. The competition for such personnel is intense, and our inability to attract and retain such personnel could have a material adverse effect on us. We do not maintain key man life insurance on any of our key personnel.

Our growth may not be manageable and our business could suffer as a result.

Even if we are successful in obtaining new business, failure to manage the growth could adversely affect our operations. We may experience extended periods of very rapid growth, which could place a significant strain on our management, operating, financial and other resources. Our future performance will depend in part on our ability to manage growth effectively. We must develop management information systems, including operating, financial, and accounting systems, improve project management systems and expand, train, and manage employees to keep pace with growth. Our inability to manage growth effectively could negatively affect results of operations and the ability to meet obligations as they come due.

We may not address successfully the problems encountered in connection with any potential future acquisitions.

We expect to consider opportunities to acquire or make investments in other technologies, products and businesses that could enhance our capabilities, complement our products or expand the breadth of our markets or customer base. We have limited experience in acquiring other businesses and technologies. Potential and completed acquisitions and strategic investments involve numerous risks, including:

•	problems assimilating the purchased technologies, products or business operations;

•	problems maintaining uniform standards, procedures, controls and policies;

•	unanticipated costs associated with the acquisition;

•	diversion of management’s attention from our core business;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering new markets in which we have no or limited prior experience;

•	potential loss of key employees of acquired businesses; and

•	increased legal and accounting costs as a result of the newly adopted rules and regulations related to the Sarbanes-Oxley Act of 2002.

Our stock price has been and may continue to be volatile, which could result in substantial losses for investors purchasing shares of our common stock.

The market prices of securities of technology-based companies like ours are often highly volatile. The market price of our common stock has fluctuated significantly in the past. During the 52-week period ended March 31, 2006, the high and low closing price of a share of our common stock was $0.42 and $2.50, respectively. Our market price may continue to exhibit significant fluctuations in response to a variety of factors, many of which are beyond our control, including:

•	deviations in our results of operations from estimates;

•	changes in estimates of our financial performance;

•	changes in our markets, including decreased government subsidies or the entry of new competitors;

•	our inability to obtain financing necessary to operate our business;

•	changes in technology;

•	loss of key personnel;

•	changes in market valuations of similar companies and stock market price; and

•	volume fluctuations generally.

We have not paid dividends on our common stock in the past and do not anticipate paying dividends on our common stock in the foreseeable future.

We have not paid common stock dividends since our inception and do not anticipate paying dividends in the foreseeable future. Our current business plan provides for the reinvestment of earnings in an effort to complete development of our technologies and products, with the goal of increasing sales and long-term profitability and value. In addition, our security agreement with Cornell Capital Partners, LP currently restricts, and any other credit or borrowing arrangements that we may enter into may in the future restrict or limit, our ability to pay common stock dividends to our stockholders.

We are subject to new corporate governance and internal control reporting requirements, and our costs related to compliance with, or our failure to comply with existing and future requirements could adversely affect our business

We face new corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations subsequently adopted by the SEC and the Public Company Accounting Oversight Board. These laws, rules and regulations continue to evolve and may become increasingly stringent in the future. In particular, we will be required to include management and independent registered public accounting firm reports on internal controls as part of our annual report for the fiscal year ending June 30, 2008 pursuant to Section 404 of the Sarbanes-Oxley Act. We are in the process of evaluating our control structure to help ensure that we will be able to comply with Section 404 of the Sarbanes-Oxley Act. We cannot assure you that we will be able to fully comply with these laws, rules and regulations that address corporate governance, internal control reporting and similar matters. Failure to comply with these laws, rules and regulations could materially adversely affect our reputation, financial condition and the value of our securities.

Because our common stock is subject to the SEC's penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

Transactions in our common stock are currently subject to the "penny stock" rules promulgated under the Securities Exchange Act of 1934. Under these rules, broker-dealers who recommend our securities to persons other than institutional accredited investors must:
•	make a special written suitability determination for the purchaser;

•	receive the purchaser's written agreement to a transaction prior to sale;

•
provide the purchaser with risk disclosure documents which identify certain risks associated with investing in "penny stocks" and which describe the market for these "penny stocks" as well as a purchaser's legal remedies; and

•
obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a "penny stock" can be completed.

As a result of these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and you may find it more difficult to sell our securities.

ITEM 3. CONTROLS AND PROCEDURES

We are required to maintain disclosure controls and procedures designed to ensure that material information related to us, including our consolidated subsidiaries, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of February 28, 2006, due to the following deficiencies: the absence of procedures to ensure the timely filing of current reports on Form 8-K; ineffectiveness of rule compliance checking procedures for SEC filings; and a lack of effective record keeping and compliance assistance for reports required under Section 16(a) of the Exchange Act. We identified the deficiencies described above in March 2006. We have implemented the following remedial steps to address these deficiencies. In March 2006 we implemented more robust procedures to identify events requiring the filing of a Form 8-K and ensure the timely filings of such forms, and to identify transactions and other events requiring the filing of reports under Section 16(a) of the Exchange Act and facilitate the timely filing of such forms by our directors and executive officers. The additional procedures include management's use of practice materials identifying filing events, and increased involvement from outside securities counsel. Our chief financial officer is also engaging in continuing education focused on the latest developments in securities laws and disclosure obligations. As these deficiencies were only recently identified, management is currently not in a position to conclude whether the remedial steps listed above are sufficient to address the deficiencies completely, or whether additional measures will be required.

During the quarter ended February 28, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During our 2005 fiscal year, a company related to Kerry Nagy, our former President ("Nagyco") advanced CDN $159,172 to us. Nagyco claims that the original advance was intended to be used for a private placement to purchase 400,000 shares of our common stock and 400,000 warrants to purchase additional shares of our common stock. Nagyco has demanded that the shares and warrants be issued. We intend to repay the advance in cash and do not anticipate that any further costs will be incurred or shares or warrants issued in connection with this matter.

On March 1, 2006, we were first served with process regarding a civil action commenced on December 15, 2005, by Mitchell Organization Ltd. and Brian Wilkinson against us in Canada in the Court of Queen's Bench of Alberta, Judicial District of Calgary (Action No. 0501-17623). The Statement of Claim alleges that we entered into an agreement pursuant to which we agreed to issue 250,000 shares of our stock to Mr. Wilkinson in exchange for his providing consulting services to us. As relief, the claim seeks the issuance of the 250,000 shares. We believe that we have valid defenses against this claim and plan to defend against it.

We know of no other material, active, or pending legal proceeding against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. We may at times be involved in other litigation in the ordinary course of business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The disclosure set forth in Item 5 below under the caption "December 2005 Issuance of Common Stock" is incorporated herein by reference.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In January 2006, we mailed to our stockholders a notice of special meeting of stockholders (to be held on February 9, 2006) and corresponding proxy statement, in each case as set forth in the Definitive Proxy Statement filed with the SEC on January 13, 2006. The purpose of the special meeting was to obtain stockholder approval of two proposals recommended by our board of directors: (1) to amend our company's articles of incorporation to change the corporate name to "Open Energy Corporation"; and (2) to amend our company's articles of incorporation to authorize the board of directors to issue shares of preferred stock having such voting powers, designations, preferences, limitations, restrictions and relative rights as the directors shall establish. Our bylaws require a majority of shares to be present in person or by proxy in order to establish a quorum for the conduct of business at a meeting of our stockholders. A quorum was not present on February 9, 2006 or at any adjournment of such meeting and, accordingly, the stockholders were unable to transact business and these proposals did not pass.

ITEM 5. OTHER INFORMATION

Appointment of Chief Operating Officer

On February 21, 2006, we appointed Bob Britts, 61, to the position of chief operating officer. From December 1996 to March 2006, Mr. Britts was responsible for recruiting and managing distributors and sales staff for Hitachi Chemical Diagnostics, with territories that included all of the Pacific Rim and Latin America. From 1980 to 1986, Mr. Britts was Vice President of Operations, Western Hemisphere, for a division of Sonat, an international oil and gas company, responsible for 480 people and a territory that covered the Western Hemisphere. He is a former Navy pilot, and attended the Stanford University Graduate Business School's Executive program.

Per Mr. Britts employment contract, his base salary is $131,000, and the Company agreed to provide the employee with 150,000 shares (the “Stock Grant”) of the Company’s common stock, which shares shall be issued incrementally to Mr. Britts quarterly over a period of 36 months. The initial term of this Agreement will begin on April 1, 2006 and shall terminate on March 31, 2009 unless sooner terminated (“Initial Term”). If employment continues beyond the Initial Term, Employee will be employed on an at-will basis. In other words, if employment continues beyond the Initial Term, the Company and the Employee may terminate employment at any time, for any reason, without cause. In addition, if employment continues beyond the Initial Term, the Company retains the right to transfer, demote, suspend or administer discipline with or without cause and with or without notice, at any time. This is the entire understanding with regard to the at-will relationship. The at-will nature of the employment relationship may only be modified in a writing signed by Employee and the Company's President.

This disclosure is provided in lieu of disclosure under Items 1.01 and 5.02 of Form 8-K.

December 2005 Issuance of Common Stock

On December 5, 2005, we issued an aggregate of 3,089,790 shares of common stock to Carnavon Trust Reg. and Aton Select Fund Limited in consideration of an aggregate of $2,431,962 previously advanced by these investors to our company from March 2005 to October 2005. We offered and sold these shares without registration under the Securities Act to accredited investors in reliance upon the exemption provided by Rule 506 of Regulation D thereunder.  These shares of common stock may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements under the Securities Act. An appropriate legend was placed on the shares.

This disclosure is provided in lieu of disclosure under Items 1.01 and 3.02 of Form 8-K, and is neither an offer to sell nor a solicitation of an offer to buy these securities. This disclosure is filed in accordance with Rule 135 under the Securities Act.

Amendment of Bylaws

On October 26, 2005, our board of directors amended our bylaws (1) to provide that the authorized number of directors of our company will be variable and will be as set by the board of directors from time to time and (2) to eliminate certain procedures relating to the amendment of our bylaws by the board of directors and by the stockholders. The foregoing description of these amendments are qualified in their entirety to the Certificate of Amendment of Bylaws filed as Exhibit 3.1 to this report, which is incorporated herein by reference.

This disclosure is provided in lieu of disclosure under Item 5.03 of Form 8-K.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.	Description

2.1
Stock Purchase Agreement dated February 8, 2006 among Barnabus Energy, Inc., 2093603 Ontario Inc., Solar Roofing Systems, Inc. and the stockholders of Solar Roofing Systems, Inc. (incorporated by reference to Exhibit 10.5 to the Form 8-K filed February 15, 2006).

2.2
Agreement and Plan of Merger dated February 8, 2006 among Barnabus Energy, Inc., Barnabus/CRE Acquisition Corporation, Connection Renewable Energy, Inc. and the stockholders of Connect Renewable Energy, Inc. (incorporated by reference to Exhibit 10.9 to the Form 8-K filed February 15, 2006).

3.1	Certificate of Amendment of Bylaws*

4.1	Investment Agreement dated February 8, 2006 with Coach Capital, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed February 15, 2006).

4.2	Common Stock Purchase Warrant dated February 8, 2006 issued in favor of Coach Capital, LLC (incorporated by reference to Exhibit 10.2 to the Form 8-K filed February 15, 2006).

4.3	0% Subordinated Mandatory Convertible Debenture dated February 8, 2006 issued in favor of Coach Capital, LLC (incorporated by reference to Exhibit 10.3 to the Form 8-K filed February 15, 2006).

4.4	Registration Rights Agreement dated February 8, 2006 with Coach Capital, LLC (incorporated by reference to Exhibit 10.3 to the Form 8-K filed February 15, 2006).

4.5	Investment Agreement dated February 13, 2006 with Bank Sal. Oppenheim jr. & Cie. (Schweiz) AG (incorporated by reference to Exhibit 10.5 to the Form 8-K filed March 20, 2006).

4.6	Common Stock Purchase Warrant dated February 13, 2006 issued in favor of Bank Sal. Oppenheim jr. & Cie. (Schweiz) AG (incorporated by reference to Exhibit 10.7 to the Form 8-K filed March 20, 2006).

4.7
0% Subordinated Mandatory Convertible Debenture dated February 13, 2006 issued in favor of Bank Sal. Oppenheim jr. & Cie. (Schweiz) AG (incorporated by reference to Exhibit 10.6 to the Form 8-K filed March 20, 2006).

4.8	Registration Rights Agreement dated February 13, 2006 with Bank Sal. Oppenheim jr. & Cie. (Schweiz) AG (incorporated by reference to Exhibit 10.8 to the Form 8-K filed March 20, 2006).

4.9	Investment Agreement dated February 14, 2006 with Nadelson Internacional S.A. (incorporated by reference to Exhibit 10.9 to the Form 8-K filed March 20, 2006).

4.10	Common Stock Purchase Warrant dated February 14, 2006 issued in favor of Nadelson Internacional S.A. (incorporated by reference to Exhibit 10.11 to the Form 8-K filed March 20, 2006).

4.11
0% Subordinated Mandatory Convertible Debenture dated February 14, 2006 issued in favor of Nadelson Internacional S.A. (incorporated by reference to Exhibit 10.10 to the Form 8-K filed March 20, 2006).

4.12	Registration Rights Agreement dated February 14, 2006 with Nadelson Internacional S.A. (incorporated by reference to Exhibit 10.10 to the Form 8-K filed March 20, 2006).

4.13
Exchange Rights Agreement dated effective April 10, 2006 among Barnabus Energy, Inc., 2093603 Ontario Inc. and the holders of exchangeable shares identified therein (incorporated by reference to Exhibit 10.6 to the Form 8-K filed February 15, 2006).

4.14	Registration Rights Agreement dated effective April 10, 2006 with the "Canadian Sellers" listed therein (incorporated by reference to Exhibit 10.8 to the Form 8-K filed February 15, 2006).

4.15	Investment Agreement dated February 14, 2006 with Eversource Group Limited incorporated by reference to Exhibit 10.1 to the Form 8-K filed March 20, 2006).

4.16	Common Stock Purchase Warrant dated February 14, 2006 issued in favor of Eversource Group Limited (incorporated by reference to Exhibit 10.3 to the Form 8-K filed March 20, 2006).

4.17	0% Subordinated Mandatory Convertible Debenture dated February 14, 2006 issued in favor of Eversource Group Limited (incorporated by reference to Exhibit 10.2 to the Form 8-K filed March 20, 2006).

4.18	Registration Rights Agreement dated February 14, 2006 with Eversource Group Limited (incorporated by reference to Exhibit 10.4 to the Form 8-K filed March 20, 2006).

10.1
Form of Settlement and Rescission Agreement dated January 17, 2006 among Barnabus Energy, Inc., Barnabus Energy, Inc. (formerly Sapphire Energy, Inc.), Goldstar Gas Corp., MB Gas, Inc. and Blue Scorpion Energy Corp. (incorporated by reference to Exhibit 99.1 to the Form 8-K filed January 23, 2006).

10.2
Form of Debenture Pledge Agreement dated January 17, 2006 executed by Goldstar Gas Corp. in favor of Barnabus Energy, Inc. (incorporated by reference to Exhibit 99.2 to the Form 8-K filed January 23, 2006).

10.3	Form of Debenture dated January 17, 2006 executed by Goldstar Gas Corp. in favor of Barnabus Energy, Inc. (incorporated by reference to Exhibit 99.3 to the Form 8-K filed January 23, 2006).

10.4
Support Agreement dated effective April 10, 2006 among Barnabus Energy, Inc., 2093603 Ontario Inc., and the holders of exchangeable shares identified therein (incorporated by reference to Exhibit 10.7 to the Form 8-K filed February 15, 2006).

10.5	Employment Agreement dated April 1, 2006 with Bob Britts*+

31.1	Certification of Principal Executive Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer and Principal Financial Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed concurrently herewith.
+ Management contract or compensatory plan or arrangement.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARNABUS ENERGY, INC.

By:          /s/ David Saltman
David Saltman
President, Chief Executive Officer
and Director
(Principal Executive Officer and
duly authorized to sign on behalf
of the Registrant)

By:          /s/ Cheryl Bostater
Cheryl Bostater
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Date: April 19, 2006