Form 10KSB/A
period 2005-05-31
OPEN ENERGY CORP
filed 2006-05-12
CIK 1176193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO 1

TO

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number 000-50450

OPEN ENERGY CORPORATION

(Name of small business issuer in its charter)

Nevada	98-0370750
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

514 Via de la Valle, Suite 200 Solana Beach, CA	92075
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (858) 794-8800

Securities registered pursuant to Section 12(b) of the Exchange Act: N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. *

Yes ☒ No ☐

*Excludes filings on Form 8-K as provided in Rule 144(c)(i) under the Securities Act of 1933, as amended.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year. $0

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

46,668,750 common shares issued and outstanding as of August 15, 2005.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Explanatory Note: This Amendment No. 1 to Annual Report on Form 10-KSB for the fiscal year ended May 31, 2005, is being filed solely (1) to make changes in Part I, Item 2 (Description of Property), to the description of the Bow Island Formation and the Sawtooth "A" Formation, and (2) to include updated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, and to reflect such new certifications in the exhibit list in Part III, Item 13 (Exhibits). Other than as provided above, in order to preserve the nature and character of the disclosures set forth in the Form 10-KSB, this Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-KSB on September 12, 2005, or the Financial Statements included therein and related notes. Note that the name of the small business issuer was changed from Barnabus Energy, Inc. to Open Energy Corporation on April 21, 2006.

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

The Manyberries property is a prospective natural gas property which produces natural gas from three formations: from the deepest to the shallowest - Sawtooth formation, Bow Island formation and Pakowki formation. Upon the close of the asset agreement, we intend to hire and work with consultants to determine the best strategy for proceeding with the development of the property. This may include coming up-hole to further test both the Bow Island and Pakowki formations. Upon the closing of the asset agreement, we intend to focus on determining the productivity of the Sawtooth formation in the area from existing wells and new wells to be drilled. Should the Sawtooth formation prove to be uneconomical, our company intends to target up-hole potential from either or both the Bow Island and Pakowki formations sweet natural gas production.

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

1.a.i.A Our company’s principal executive offices are located at 674 Granville Street, P.O. Box 54035, Vancouver, B.C., Canada. The office space serves as the base of operations for our corporate, managerial, accounting, financial and administrative functions. We share office space with unrelated companies pursuant to a verbal agreement at no cost. We intend to find an alternate executive office during the first six months of our 2006 fiscal year. Pursuant to the terms of the asset agreement, our company agreed to acquire a 90% interest in a bare trust that holds legal title to the property interests set out below. Our company anticipates acquiring the interest upon the closing of the asset agreement. Due to conditions precedent to closing, however, and the risk that the conditions precedent will not be satisfied, there is no assurance that our company will complete the acquisition of the beneficial interest as contemplated in the asset agreement, including those property interests set forth below.

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

The Manyberries property is prospective of natural gas production from three formations: from the deepest to the shallowest - Sawtooth formation, Bow Island formation and Pakowki formation. Upon acquiring the beneficial interest in the property upon the closing of the asset agreement, we intend to retain professionals to determine the best strategy for proceeding; which strategically may include coming up-hole to further test both the Bow Island and Pakowki formations. If drilling operations recommence, our company plans to determine the productivity of the Sawtooth formation in the area from existing and new wells to be drilled. Should the Sawtooth formation prove to be uneconomical, our company will next target up-hole potential from either or both the Bow Island and Pakowki formations sweet natural gas production.

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

Bow Island Formation

Our company has determined that wells in the Bow Island formation “A”, “B”, and “C” sands have tested natural gas at 427 thousand cubic feet per day (Mcf per day) from 3 feet of pay zone with net porosity in the Bow Island “B” sand. Our company’s geologists have recommended that a follow-up well be drilled to facilitate the potential production from that pool.

Our company has mapped a second potential area that is a Bow Island sand bar nearly two sections wide. Our management believes that there is a stratigraphic pinch-out. During our 2006 fiscal year, we intend to acquire the lands over the pinch-out, and management is confident that the area will hold gas reserves above the water leg and where the gas should be trapped stratigraphically.

Sawtooth “A” Formation

Our company has produced a Sawtooth “A” formation sand isopach and structure map for the Manyberries area. This map shows that the potential of gas accumulation is centered on a certain well. We have studied this and two other potential gas accumulations and identified target zones for gas on local highs that are associated with a regional up-dip stratigraphic sand pinch-outs located ½ to one mile west of the wells. Wells already drilled through the target formations for these locations flowed at 2 to 3 million cubic feet per day (Mcf per day) on drill stem tests from sands that showed a 24% average porosity. Our company believes that with proper production practices, rapid coning of formation water to the well bores can be managed to maximize production and cumulative production.

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

SUMMARY COMPENSATION TABLE
					Long Term Compensation
					Awards		Payouts
Name and Position of Principal	Fiscal Year Ending	Salary (U.S. $)	Bonus (U.S. $)	Other Annual Compensation (U.S. $)	Securities Under Options Granted	Restricted Shares or Restricted Share Units	LTIP Pay-Outs	All Other Compensation (U.S. $)
Kerry Nagy (1)	2005	Nil	Nil	$7,500	Nil	Nil	Nil	Nil
President and	2004	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Secretary	2003	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Victoria Chen	2005	N/A	N/A	N/A	N/A	N/A	N/A	N/A
President (2)	2004	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2003	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)	Kerry Nagy was appointed President and Secretary on October 26, 2004
(2)	Victoria Chen was appointed President in April 2002 and resigned on October 26, 2004

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

(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1(1)	Articles of Incorporation

3.2(1)	Bylaws

3.3**	Certificate of Amendment filed with the Secretary of State of Nevada on February 23, 2004

3.4(2)	Certificate of Amendment filed with the Secretary of State of Nevada on May 4, 2005

(10)	Material Contracts

10.1**	Business Consultant Agreement dated March 1, 2005, between Beneficial Designs, Inc. and our company

10.2**	Petroleum and Natural Gas License dated March 24, 2005 issued by the Province of Alberta to MB Gas Inc.

10.3**	Project Development and Project Management Agreement dated March 3, 2005, among MB Gas Inc., our company and Barnabus Energy Inc., our wholly-owned subsidiary

10.4**	Amendment #1 To Project Development and Project Management Agreement 150 among MB Gas Inc., our company and Barnabus Energy Inc., our wholly-owned subsidiary

10.5**	Letter of Intent dated July 14, 2005, between Solar Roofing Systems Inc. and our company

10.6**	Technology Licensing Agreement (Suncone) dated July 21, 2005, between Dr. Melvin L. Prueitt and our company

10.7**	Agreement of Purchase and Sale dated June 17, 2005, between our company and MB Gas Inc.

(14)	Code of Ethics

14.1**	Code of Ethics

(23)	Consents of Experts and Counsel

23.1*	Consent of Dale, Matheson Carr-Hilton LaBonte.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed Herewith

**	Previously Filed

(1)	Incorporated by reference from our Registration Statement on Form SB-2 filed on August 1, 2002

(2)	Incorporated by reference from our Current Report on Form 8-K filed on August 31, 2005

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 12, 2006

BARNABUS ENERGY, INC.

By: /s/ David Saltman
David Saltman
President and Chief Executive Officer