Form 10QSB/A
period 2006-02-28
OPEN ENERGY CORP
filed 2006-08-18
CIK 1176193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
(Amendment No. 1)

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

At April 17, 2006, 69,131,663 shares of the registrant's common stock (par value, $0.001 per share) were outstanding.

Transitional Small Business Disclosure Format (Check one):   Yes [_]   No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
(Check one): Yes [_]   No [X]

* Excludes filings on Form 8-K as provided in Rule 144(c)(i) under the Securities Act of 1933, as amended.

Explanatory Note

This Amendment No. 1 to Form 10-QSB for Open Energy Corporation, for the quarter ended February 28, 2006 is being filed to amend and restate the items described below. Our Form 10-QSB was originally filed April 19, 2006.

On July 10, 2006, our audit committee, after discussion with management and our independent registered public accounting firm, determined that there were errors in our financial statements included in our quarterly report on Form 10-QSB for the quarter ended February 28, 2006. The errors were discovered by management in the course of preparing our annual report on Form 10-KSB for the year ended May 31, 2006. Management determined that the financial statements included in the third quarter Form 10-QSB: (1) did not properly account for the warrants and beneficial conversion feature contained in the convertible debentures that were issued in February 2006, (2) classified our interest expense as an Operating Expense rather than an Other Expense, and (3) classified our former oil and gas operations as part of our continuing operations rather than as discontinued operations. In the course of further work to complete the audit for the fiscal year ended May 31, 2006, management has discovered further errors related to non-cash compensation for employee, director and consulting services.

This Amendment No. 1 amends the cover page, Part I, Item 1, Financial Statements and Part I, Item 2, Plan of Operations, Part I, Item 3, Controls and Procedures, Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, and Part II, Item 4, Submission of Matters to Vote of Security Holders, for the following purposes:

* To restate the Consolidated Financial Statements as of and for the three months and nine months ended February 28, 2006 as set forth in more detail below;

* To properly account for restricted shares issued to two officers that were originally excluded from issued and outstanding shares;

* To supplement certain disclosures about the convertible debentures and warrants;

* To supplement disclosures about employment agreements entered into with our executive officers and grants of stock made to directors and non-executive officers, including tax expenses and liabilities associated therewith;

* To supplement certain disclosures about our acquisitions of Connect Renewal Energy, Inc. and Solar Roofing Systems, Inc., that were pending at February 28, 2006;

* To take into account the effects of the foregoing in the Plan of Operations and the Risk Factors therein; and

* To update the conclusions of our management concerning our disclosure controls and procedures at February 28, 2006.

As discussed in Note 6 to the Consolidated Financial Statements, we determined the intrinsic value of the beneficial conversion feature of the convertible debentures we issued in February, 2006 to be $2,356,345, and the full amount was charged to interest expense and recorded as Additional paid-in capital for the quarter. In addition, we determined the pro-rata fair value of the warrants to be $1,277,853 and the full amount was also charged to interest expense and recorded as Additional paid-in capital. We have determined that each of these amounts should be amortized over the term of the convertible debentures. As a result, an aggregate non-cash interest expense of approximately $2,356,345 that was initially recorded in the third quarter as well as the fair value of the warrants of $1,277,853 will be amortized over the term of the convertible debentures resulting in a net $2,235,206 decrease in Interest-non cash for the quarter ended February 28, 2006. Approximately $121,140 in amortized Interest-non cash will be recorded for the quarter ended February 28, 2006, and approximately $363,420 per quarter thereafter will be amortized until maturity, or until such time as the debentures are converted. In addition, management determined that Interest of $59,790 had been improperly classified as an Operating Expense rather than an Other Expense. Additionally, as part of management's analysis of comments made by the staff of the SEC during the staff's review of our registration statement filed May 12, 2006, it was determined that our oil and gas operations should be classified as discontinued operations, including: the assets of which were reflected as Deposit and Advances on Acquisition of Investments and the liabilities of which were reflected as Advances from related parties on the consolidated balance sheet as of February 28, 2005; an expense which was included as Impairment on Advances in Respect of Oil and Gas Properties in the consolidated statement of operations for the three months and nine months ended February 28, 2006; and cumulative from inception financial information.

As discussed in Note 14 to the Consolidated Financial Statements, we entered into an employment agreement in August 2005 with David Saltman whereby we appointed Mr. Saltman as our President and Chief Executive Officer. In partial consideration for the services of Mr. Saltman as President and Chief Executive Officer, he was granted a total of 8,235,662 restricted shares of common stock on the date of the agreement. The agreement states that the shares vest quarterly commencing on December 31, 2005, with 686,305 shares vesting for each of the first eleven quarters and 686,307 shares vesting in the twelfth and final quarter. Vesting is accelerated upon certain events, including termination of the agreement due to the death or disability of Mr. Saltman, termination without “Cause” as defined in the agreement, termination upon Mr. Saltman’s resignation for “Good Reason” as defined in the agreement, or upon a change in control. The agreement states that all remuneration under the agreement will be subject to applicable employment and income tax withholding taxes.

In November 2005 we appointed Cheryl J. Bostater as our Chief Financial Officer and entered into an employment agreement with her. Ms. Bostater’s agreement originally provided for the grant of a stock option exercisable for 1,407,805 shares at an exercise price of $1.92 per share, but her agreement was amended in February 2006 to replace the option with a grant of 1,407,805 restricted shares of common stock. 117,317 of the shares were to vest on each of March 15, 2006 and March 30, 2006, and 117,317 shares were to vest at the end of each calendar quarter thereafter. Ms. Bostater’s agreement contains similar provisions to Mr. Saltman’s agreement regarding acceleration of vesting, and employment and income tax withholding taxes.

During the quarter ended February 28, 2006, we also issued or committed to issue further shares of stock for compensation, as follows:

•
In February 2006, we issued 10,000 shares under our 2004 Consultant Compensation Plan to a consultant for consulting services rendered to our company, and Mr. Saltman and Ms. Bostater were issued 60,000 shares and 30,000 shares, respectively, under our 2004 Consultant Compensation Plan, for consulting services rendered to our company prior to commencing employment.

•	In February 2006, we granted an aggregate of 300,000 fully vested shares of stock to our existing directors, including 40,000 shares granted to Mr. Saltman.

•	In February 2006, we granted 10,000 fully vested shares to a non-executive employee.

Management has determined that the methodology used to record compensation expense for stock awards for the quarter ended February 28, 2006 was incorrect. In particular, the fair value of the restricted stock awards to Mr. Saltman and Ms. Bostater was initially determined as of the respective vesting dates set forth in the respective employment agreements, rather than on the original grant dates. In addition, the fair value of stock issued without vesting conditions for consulting, employee, and director services was initially determined as of the date of issuance of the stock certificates, rather than the date of board approval. These errors resulted in calculation of Management fees - non cash for the quarter that was $2,153,461 lower than it should have been using the proper fair value calculation methodology.

The unvested restricted stock awards were also excluded from issued and outstanding shares at February 28, 2006. Additionally, the 2,446,067 exchangeable shares issued in the Solar Roofing Systems acquisition were improperly excluded from issued and outstanding shares as of April 17, 2006. As a result, shares of common stock issued and outstanding at February 28, 2005 increased by 10,118,467 from 49,758,540 to 59,877,007, while common stock issued and outstanding at April 17, 2006 increased by 12,082,041 from 57,009,622 to 69,131,663. The inclusion of the additional restricted and exchangeable shares in shares issued and outstanding at February 28, 2006 reduced the reported loss per share for the quarter from ($0.10) to ($0.09).

In addition, we did not withhold for or pay federal or state employment or income taxes associated with the vesting dates for restricted stock set forth in Mr. Saltman’s and Ms. Bostater’s employment agreements, or associated with the grants of shares to them during their employment periods for consulting and director services. We also did not withhold or pay employment or income taxes for the 10,000 shares issued to a non-executive employee. The failure to withhold for or pay these taxes has resulted in an increase in accounts payable and accrued liabilities of $612,197 associated with the employees’ and employer’s combined required withholding, taxes and penalties, with the employees’ portion being an obligation of our company to the extent not satisfied by the employees. The employees have informed us that they intend to satisfy their contractual obligations to provide funds for our required payroll tax payments through sales of the underlying securities, once they may do so in accordance with applicable securities laws. We have recorded corresponding accounts receivable due from related parties of $533,001 for the employees’ obligations.

The effects of the restatement are shown in Note 2 to the Consolidated Financial Statements.

This Form 10-QSB/A sets forth the complete text of each item of Form 10-QSB listed above, and for convenience of the reader, also repeats the complete text of each item of Form 10-QSB which has not been amended. This Form 10-QSB/A also includes as Exhibits 31.1, 31.2, 32.1and 32.2 new certifications by the Chief Executive Officer and Chief Financial Officer.

In order to preserve the nature and character of the disclosures set forth in such items as originally filed, this Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-QSB on April 19, 2006, except as relating to the events set forth above. This Form 10-QSB/A should be read in conjunction with our filings made subsequent to the filing of the original Form 10-QSB, including any amendments to those filings.

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

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Barnabus Energy Inc.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	February 28, 2006 (unaudited)	May 31, 2005 (audited)
	As Restated - See Note 2
ASSETS
Current Assets

Cash	$1,221,337	$-
Current loans receivable (Note 9)	650,000	-
Due from related parties	533,001	-
Prepaid expenses and other current assets	77,821	-
Current assets of discontinued operations (Note 18)	-	225,102
Total Current Assets	2,482,159	225,102

Fixed assets (Note 8)	48,742	-
Deposit and advances on acquisition of investments (Note 10)	2,762,922	-
Deferred acquisition costs (Note 10)	102,697	-
Non-current assets of discontinued operations (Notes 9 and 18)	-	881,187
Total Assets	$5,396,520	$1,106,289

LIABILITIES and STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities

Accounts payable and accrued liabilities	$1,197,138	$-
Notes payable (Note 12)	189,975	-
Current liabilities of discontinued operations (Note 18)	699,284	1,371,773
Total current liabilities	2,086,397	1,371,773

Convertible debenture (Note 6)	236,942	-

Total Liabilities	2,323,339	1,371,773

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value; 1,125,000,000 shares authorized; 59,877,007 and 46,668,750 shares issued and outstanding at February 28, 2006 and May 31, 2005, respectively	17,342	4,133
Additional paid-in capital	26,787,518	453,987
Unearned compensation (Note 15)	(16,584,095)	-
Deficit accumulated during development stage	(7,154,536)	(728,179)
Other comprehensive loss	6,952	4,575

Total Stockholders' Equity (Deficit)	3,073,181	(265,484)

Total Liabilities and Stockholders' Equity (Deficit)	$5,396,520	$1,106,289

Going Concern (Note 3)
Commitments and Contingencies (Notes 15)
Subsequent Events (Note 19)

The accompanying notes are an integral part of these consolidated unaudited financial statements

Barnabus Energy Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended February 28,			For the Nine Months Ended February 28,		Cumulative, Inception, April 11, 2002 to February 28,
	2006	2005		2006	2005	2006
	(As Restated - See Note 2)			(As Restated - See Note 2)		(As Restated - See Note 2)
Expenses
Advertising	$28,178		$-	$58,676	$-	$58,676
Consulting fees	23,550		-	46,769	-	46,769
Depreciation	2,580		-	5,963	-	5,963
Professional fees	444,158		-	576,681	-	576,681
Research and development (Note 15)	243,312		-	393,711	-	393,711
Investor relations and shareholder communications	81,913		-	104,257	-	104,257
Management fees (Notes 14 and 15)	3,564,084		-	3,624,084	-	3,624,084
Travel	19,412		-	40,842	-	40,842
Wages and salaries	165,674		-	244,041	-	244,041
General and administrative and Foreign Exchange	91,101		-	119,701	-	119,701
Total Operating Expenses	4,663,962		-	5,214,725		5,214,725

Net loss before other (income)/expense	(4,663,962)		-	(5,214,725)	-	(5,214,725)
Interest income	(6,579)		-	(6,579)	-	(6,579)
Interest expense (Note 12)	59,790		-	59,790	-	59,790
Interest expense from beneficial conversion feature embedded in debt securities (Note 6)	121,140		-	121,140	-	121,140
Tax penalties	55,902		-	55,902	-	55,902
Loan fee (Note 14)	132,400		-	132,400	-	132,400
Total other (income)/expense	362,653		-	362,653	-	362,653
Net (loss) from operations	(5,026,615)		-	(5,577,378)	-	(5,577,378)
Income/(loss) from discontinued operations	150,968		(21,041)	(848,979)	(35,605)	(1,577,158)
Net loss	$(4,875,647)		$(21,041)	$(6,426,357)	$(35,605)	$(7,154,536)

Net (loss) per share: Basic and Diluted
Continuing operations	$(0.09)		$0.00	$(0.11)	$0.00
Discontinued operations	$0.00	$	(0.00)	$(0.02)	$(0.00)
Net loss	$(0.08)	$	(0.00)	$(0.12)	$(0.00)

Weighted Average Shares Outstanding	57,703,285		46,668,750	52,297,548	47,930,777

The accompanying notes are an integral part of these consolidated unaudited financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS

Barnabus Energy Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the period from April 11, 2002 [Date of Inception] to February 28, 2006

			Additional		Deficit Accumulated During		Total
	Common Stock		Paid-in	Unearned	Development	Comprehensive	Stockholders'
	Shares	Amount	Capital	Compensation	Stage	Loss	Equity/[Deficit]
Balance, at inception	-	$-	$-	$-	$-	$-	$-
Issuance of stock at $0.007 per share	500,000	500	3,000	-	-	-	3,500
Net (loss) for the year	-	-	-	-	(24,952)	-	(24,952)

Balance, May 31, 2002	500,000	500	3,000	-	(24,952)	-	(21,452)

Issuance of stock at $0.01 per share	450,000	450	4,050	-	-	-	4,500
Subscriptions receivable	-	-	(4,500)	-	-	-	(4,500)
Net (loss) for the year	-	-	-	-	(2,816)	-	(2,816)

Balance, May 31, 2003	950,000	950	2,550	-	(27,768)	-	(24,268)

Issuance of stock at $0.01 per share	2,307,000	2,307	20,763	-	-	-	23,070
Subscriptions receivable	-	-	4,500	-	-	-	4,500
Implementation of 15:1 forward stock split	45,598,000	-	-	-	-	-	-
Net (loss) for the year	-	-	-	-	(34,365)	-	(34,365)

Balance, May 31, 2004	48,855,000	3,257	27,813	-	(62,133)	-	(31,063)

Issuance of stock at $0.01 per share as per consultant compensation plan	1,095,000	1,095	425,955	-	-	-	427,050
Cancellation of shares	(3,281,250)	(219)	219	-	-	-	-
Foreign currency translation adjustments	-	-	-	-	-	4,575	4,575
Net (loss) for the year	-	-	-	-	(666,046)	-	(666,046)

Balance, May 31, 2005	46,668,750	4,133	453,987	-	(728,179)	4,575	(265,484)

Issuance of stock at average of $0.54 per share	3,089,790	3,090	2,428,873	-	-	-	2,431,963
Issuance of stock at average of $2.04 per share as loan fee	65,000	65	132,335	-	-	-	132,400
Unearned restricted stock awards	9,643,467	9,644	19,357,535	(19,367,179)	-	-	-
Earned stock awards				2,783,084	-	-	2,783,084
Issuance of warrants in connection with debt financing	-	-	1,277,853	-	-	-	1,277,853
Beneficial conversion feature embedded in debt securities	-	-	2,356,345	-	-	-	2,356,345
Shares issued for services	310,000	310	586,690	-	-	-	587,000
Shares issued under consultant compensation plan	100,000	100	193,900	-	-	-	194,000
Foreign currency translation adjustments	-	-	-	-	-	2,377	2,377
Net (loss) for the period	-	-	-	-	(6,426,357)	-	(6,426,357)

Balance, February 28, 2006 (unaudited, As Restated - See Note 2)	59,877,007	$17,342	$26,787,518	$(16,584,095)	$(7,154,536)	$6,952	$3,073,181

 The accompanying notes are an integral part of these consolidated unaudited financial statements

Barnabus Energy Inc. (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended		Cumulative, Inception,
	February 28,		April 11, 2002 to
	2006	2005	February 28, 2006
	(As Restated - See Note 2)		(As Restated - See Note 2)
Cash Flows from (used in) Operating Activities
Net loss from continuing operations	$(5,577,378)	$-	$(5,577,378)
Income/(loss) from discontinued operations	(848,979)	(35,605)	(1,577,158)
Items not affecting cash
Depreciation	5,963	-	5,963
Deferred share offering costs	-	-	10,734
Stock-based consulting fees	194,000		621,050
Loan fee	132,400		132,400
Earned stock awards	2,783,084		2,783,084
Interest on warrants and beneficial conversion feature (Note 5)	121,140		121,140
Shares issued for services	587,000		587,000
Other operating activities from discontinued operations	719,726	31,799	552,504
Changes in assets and liabilities:
Due from related parties	(533,001)		(533,001)
Prepaid expenses and other current assets	(77,821)		(77,821)
Accounts payable and accrued expenses	1,197,138		1,197,138

Cash Flows - Operating Activities	(1,296,728)	(3,806)	(1,754,345)

Cash flows from (used in) Investing Activities
Purchase of fixed assets	(54,705)	-	(54,705)
Other investing activities of discontinued operations	(291,074)	-	(1,214,271)
Deferred acquisition costs	(102,697)	-	(102,697)
Deposit and advances on acquisition of investments	(2,762,922)	-	(2,762,922)

Cash Flows - Investing Activities	(3,211,398)	-	(4,134,595)

Cash flows from (used in) Financing Activities
Other financing activities of discontinued operations	(482,429)		902,908
Proceeds from convertible debt	3,584,070	-	3,584,070
Notes Payable	189,975	-	189,975
Private placement subscription proceeds	2,436,951	-	2,436,951
Net proceeds on sale of common stock	-	-	20,336

Cash Flows - Financing Activities	5,728,567		7,134,240
Effect of foreign currency translation	896	-	(23,963)
Net Increase (Decrease) in Cash	1,221,337	(3,806)	1,221,337
Cash, Beginning of Period		4,749	-

Cash, End of Period	$1,221,337	$943	$1,221,337

SUPPLEMENTAL CASH DISCLOSURES
Interest paid	$149,455	$-	$159,765
Income taxes paid	$-	$-	$-

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

2. Restatement of Consolidated Financial Statements

The Company’s previously issued balance sheets at February 28, 2006 and 2005, and the statement of operations for the three months and nine months ended February 28, 2006 and 2005, statement of stockholders’ equity for the period from April 11, 2002 (date of inception) to February 28, 2006, and statements of cash flows for the three months and nine months ended February 28, 2006 and 2005 and cumulative from inception have been restated to correct the Company’s accounting for the debentures issued in February, 2006, to reclassify interest expense as a non-operating expense, to account for the Company’s former oil and gas operations as discontinued operations, to correct the computation of the fair value of stock awards, to record expenses associated with payroll withholding taxes, to reflect assets and liabilities associated with unpaid payroll withholding taxes, and to correct common shares issued and outstanding.

As discussed in Note 6 to the Consolidated Financial Statements, the Company determined the intrinsic value of the beneficial conversion feature of the convertible debentures issued in February, 2006 to be $2,356,345, and the full amount was charged to interest expense and recorded as Additional paid-in capital for the quarter. In addition, the Company determined the pro-rata fair value of the warrants to be $1,277,853 and the full amount was also charged to interest expense and recorded as Additional paid-in capital. The Company has determined that each of these amounts should be amortized over the term of the convertible debentures. As a result, an aggregate non-cash interest expense of approximately $2,356,345 that was initially recorded in the third quarter as well as the fair value of the warrants of $1,277,853 will be amortized over the term of the convertible debentures resulting in a net $2,235,206 decrease in Interest-non cash for the quarter ended February 28, 2006. Approximately $121,140 in amortized Interest-non cash will be recorded for the quarter ended February 28, 2006, and approximately $363,420 per quarter thereafter will be amortized until maturity, or until such time as the debentures are converted. In addition, management determined that Interest of $59,790 had been improperly classified as an Operating Expense rather than an Other Expense. Additionally, as part of management's analysis of comments made by the staff of the SEC during the staff's review of the Company’s registration statement filed May 12, 2006, it was determined that our oil and gas operations should all be classified as discontinued operations, the assets of which were reflected as Deposit and Advances on Acquisition of Investments and the liabilities of which were reflected as Advances from related parties on the consolidated balance sheet as of February 28, 2005, and an expense was included as Impairment on Advances in Respect of Oil and Gas Properties in the consolidated statement of operations for the three months and nine months ended February 28, 2006, and cumulative from inception.

As discussed in Notes 11 and 14, the Company entered into an employment agreement in August 2005 with an officer. In partial consideration for the services of the officer, he was granted a total of 8,235,662 restricted shares of common stock on the date of the agreement. The agreement states that shares vest quarterly commencing on December 31, 2005, with 686,305 shares vesting for each of the first eleven quarters and 686,307 shares vesting in the twelfth and final quarter. The agreement states that all remuneration under the agreement will be subject to applicable employment and income tax withholding taxes.

In November 2005, the Company appointed an executive officer and entered into an employment agreement with her. This officer’s agreement originally provided for the grant of a stock option exercisable for 1,407,805 shares at an exercise price of $1.92 per share, but the agreement was amended in February 2006 to replace the option with a grant of 1,407,805 restricted shares of common stock. 117,317 of the shares were to vest on each of March 15, 2006 and March 30, 2006, and 117,317 shares were to vest at the end of each calendar quarter thereafter. This agreement also states that all remuneration under the agreement will be subject to applicable employment and income tax withholding taxes.

During the quarter ended February 28, 2006, the Company also issued or committed to issue 10,000 shares to a consultant, 10,000 shares to an employee, an aggregate of 90,000 shares to two executive officers for consulting services rendered prior to commencing employment, and an aggregate of 300,000 shares issued to directors (including a director who is also an officer).

Management has determined that the methodology originally used to record compensation expense for stock awards for the quarter ended February 28, 2006 was incorrect. In particular, the fair value of the restricted stock awards to the executive officers was initially determined as of the respective vesting dates set forth in the respective employment agreements, rather than on the original grant dates. In addition, the fair value of stock issued without vesting conditions for consulting, employee, and director services was initially determined as of the date of issuance of the stock certificates, rather than the date of board approval. These errors resulted in calculation of Management fees - non cash for the quarter that was $2,153,461 lower than it should have been using the proper fair value calculation methodology.

The unvested restricted stock awards were also excluded from issued and outstanding shares at February 28, 2006. Additionally, the 2,446,067 exchangeable shares issued in the Solar Roofing Systems acquisition were improperly excluded from issued and outstanding shares as of April 17, 2006. As a result, shares of common stock issued and outstanding at February 28, 2005 increased by 10,118,467 from 49,758,540 to 59,877,007, while common stock issued and outstanding at April 17, 2006 increased by 12,082,041 from 57,009,622 to 69,131,663. The inclusion of the additional restricted and exchangeable shares in shares issued and outstanding at February 28, 2006 reduced the reported loss per share for the quarter from ($0.10) to ($0.09).

In addition, the Company did not withhold for or pay federal or state employment or income taxes associated with the vesting dates for restricted stock set forth in Mr. Saltman’s and Ms. Bostater’s employment agreements, or associated with the grants of shares to them during their employment periods for consulting and director services. The Company also did not withhold or pay employment or income taxes for the 10,000 shares issued to a non-executive employee. The failure to withhold for or pay these taxes has resulted in an increase in accounts payable and accrued liabilities of $612,197 associated with the employees’ and employer’s combined required withholding, taxes and penalties, with the employees’ portion being an obligation of the Company to the extent not satisfied by the employees. The employees have informed the Company that they intend to satisfy their contractual obligations to provide funds for the Company’s required payroll tax payments through sales of the underlying securities, once they may do so in accordance with applicable securities laws. The Company has recorded corresponding accounts receivable due from related parties of $533,001 for the employees’ obligations.

The impact of this restatement, which has been reflected throughout the consolidated financial statements and accompanying notes, is as follows:

Balance Sheet as of February 28, 2006 (unaudited)

	As Previously
	Reported	Adjustments	Restated
Due from related parties	$-	$533,001	$533,001
Total current assets	1,949,158	533,001	2,482,159
Total assets	4,863,519	533,001	5,396,520
Notes payable	717,865	(527,890)	189,975
Accounts payable and accrued liabilities	584,941	612,197	1,197,138
Current liabilities of discontinued operations	-	699,284	699,284
Total current liabilities	1,474,200	612,197	2,086,397
Convertible debenture (Note 5)	2,472,147	(2,235,205)	236,942
Total Liabilities	3,946,347	(1,623,008)	2,323,339
Common stock, $.001 par value	7,288	10,054	17,342
Additional paid-in capital	6,649,393	20,138,125	26,787,518
Shares issuable under compensation arrangement	1,410,623	(1,410,623)	-
Unearned compensation	-	(16,584,095)	(16,584,095)
Deficit accumulated during development stage	(7,157,084)	2,548	(7,154,536)
Total Stockholders’ Equity/(Deficit)	917,172	2,156,009	3,073,181
Total Liabilities and Stockholders' Equity	4,863,519	533,001	5,396,520

Statements of Operations (unaudited)

	For the Three Months ended February 28,
	2006		2005
	As Previously Reported	As Restated	As Previously Reported	As Restated

Advertising	$28,178	$28,178	$-	$-
Consulting fees	23,550	23,550	-	-
Depreciation	2,580	2,580	-	-
Impairment on advances in respect of oil and gas properties
Interest	59,790	-	-	-
Interest - non cash	2,356,345	-	-	-
Professional fees	444,158	444,158	20,417	-
Loan fee	132,400	-	-	-
Research and development	243,312	243,312	-	-
Investor relations and shareholder communications	81,913	81,913	595	-
Management fees			-	-
Management fees - non cash	1,410,623	3,564,084	-	-
Travel	19,412	19,412	-	-
Wages and salaries	142,380	165,674	-	-
General administrative and foreign exchange	91,101	91,101	29	-
Total Operating Expenses	5,035,742	4,663,962	21,041	-

Net loss before other items	(5,035,742)	(4,663,962)	(21,041)	-
Interest income	(6,579)	(6,579)	-	-
Interest expense	-	59,790	-	-
Gain on settlement of debt	(150,968)	-	-	-
Interest expense from beneficial conversion feature embedded in debt securities	-	121,140	-	-
Tax penalties	-	59,790
Loan fee	-	132,400	-	-
Total other (income)/expense	(157,547)	362,653	-	-
Net (loss) from operations	(4,878,195)	(5,026,615)	(21,041)	-
Gain/(loss) from discontinued operations		150,968		(21,041)
Net loss	(4,878,195)	(4,875,647)	(21,041)	(21,041)

Net (loss) per share: Basic and Diluted
Continuing operations	$(0.10)	$(0.09)	$(0.00)	$-
Discontinued operations		$0.00		$(0.00)
Net loss		$(0.08)		$(0.00)

Weighted Average Shares Outstanding	49,094,531	57,703,285	46,668,750	46,668,750

	For the Nine Months ended February 28,
	2006		2005
	As Previously Reported	As Restated	As Previously Reported	As Restated

Advertising	$58,676	$58,676	$-	$-
Consulting fees	152,148	46,769	1,095
Depreciation	5,963	5,963
Impairment on advances in respect of oil and gas properties	589,923
Interest	150,357	-	-	-
Interest - non cash	2,356,345	-	-	-
Professional fees	638,108	576,681	24,739	-
Loan fee	132,400	-	-	-
Research and development	393,710	393,711	-	-
Investor relations and shareholder communications	185,786	104,257	595	-
Management fees	90,464	-	-	-
Management fees - non cash	1,410,623	3,624,084	-	-
Travel	49,394	40,842	-	-
Wages and salaries	220,747	244,041	-	-
General administrative and foreign exchange	151,810	119,701	9,176	-
Total Operating Expenses	6,586,454	5,214,725	35,605	-

Net loss before other items	(6,586,454)	(5,214,725)	(35,605)	-
Interest income	(6,579)	(6,579)	-	-
Interest expense	-	59,790	-	-
Gain on settlement of debt	(150,968)		-	-
Interest expense from beneficial conversion feature embedded in debt securities	-	121,140	-	-
Tax penalties	-	55,902
Loan fee	-	132,400	-	-
Total other (income)/expense	(157,547)	362,653	-	-
Net (loss) from operations	(6,428,907)	(5,577,378)	(35,605)	-
Gain/(loss) from discontinued operations		(848,979)		(35,605)
Net loss	$(6,428,907)	$(6,426,357)	$(35,605)	$(35,605)

Net (loss) per share: Basic and Diluted
Continuing operations	$(0.14)	$(0.11)	$(0.00)	$-
Discontinued operations		$(0.02)		$(0.00)
Net loss		$(0.12)		$(0.00)

Weighted Average Shares Outstanding	47,468,458	52,297,548	47,930,777	47,930,777

3.  Going Concern

Since inception, the Company has incurred cumulative net losses of approximately $7,154,536 and had working capital of approximately $395,762 at February 28, 2006.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

The continued operations of the Company and the recoverability of the carrying value of assets is dependent upon the ability of the Company to obtain necessary financing to fund future product development and investments, and ultimately to attain profitable operations. The Company expects to continue to incur substantial losses as it develops and invests in technologies within the renewable energy sector, and does not expect to attain profitability in the near future. Since its inception, the Company has funded operations through short-term borrowings and equity investments. The Company's future operations are dependent upon external funding and its ability to generate revenues. The Company's cash position as of February 28, 2006 was $1,221,337 and the Company had working capital of $395,762. In addition, the Company has a commitment from one investor for $1,500,000 as a part of the 0% Debentures (See Note 6). The Company expects to continue to incur substantial losses as it develops and invests in technologies within the renewable energy sector, and does not expect to attain profitability in the near future. Since its inception, the Company has funded operations through short-term borrowings and equity investments. The Company's future operations are dependent upon receipt of the external funding described above and its ability to generate revenues. As a result of the Company's history of losses and cash position at May 31, 2005, the Company's independent registered public accounting firm included a qualification in its report on the Company's financial statements raising substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4.   Summary of Significant Accounting Policies

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

4.   Summary of Significant Accounting Policies (Cont’d)

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

5.  Recent Accounting Pronouncements

In November 2005, the FASB issued Staff Position (“FSP”) FAS115-1/124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities , and No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations , and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock . This FSP is effective for reporting periods beginning after December 15, 2005. Management does not believe the adoption of this FSP will have a material impact on the Company’s future reported financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140 , to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to permit fair value measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, Accounting for the Impairment or Disposal of Long-Lived Assets, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

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

5. Recent Accounting Pronouncements (Cont’d)

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

6.  Convertible Debentures and Warrants

During February, 2006, the Company raised $3,750,000 gross proceeds from three unrelated entities through the issuance of 0% Subordinated Mandatory Convertible Debentures (“0% Debentures”). In March 2006, we sold an additional $1,500,000 of 0% Debentures to one unrelated entity. The 0% Debentures are convertible at the holders' option, on or before the maturity date of July 31, 2008, into shares of the Company’s common stock at an initial conversion price of $1.46 per share. The conversion price is reduced and the number of shares issuable upon conversion is increased if the Company does not meet certain revenue milestones, or if the Company issues or sell shares of common stock for consideration less than the conversion price, other than certain excluded issuances.

In connection with the issuance of the 0% Debentures, the Company issued warrants to purchase 1,681,615 shares in February 2006 and 672,645 shares in March 2006 of the Company’s common stock at the initial warrant exercise price of $2.23 per share. The warrant exercise price is reduced if the Company does not meet certain revenue milestones, or if the Company issues or sell shares of common stock for consideration less than the Conversion Price, other than certain excluded issuances.

As of March 30, 2006, the Company amended and restated the 0% debentures and warrants to indicate that the anti-dilution adjustments set forth therein will occur only upon a future exercise or conversion of a convertible security, rather than upon the issuance of a convertible security, and will be calculated based upon the actual price used for the exercise or conversion. Accordingly, there was no initial adjustment of the conversion price of the debentures or the exercise price of the warrants upon original issuance of the debentures and warrant sold to Cornell Capital Partners, LP on March 31, 2006.

In July 2006, the Company and the holders of the 0% Debentures and associated warrants agreed to amend such instruments effective as of their original issue date to provide for a minimum conversion price for the 0% Debentures and a minimum warrant exercise price of $0.05 each. The warrants were also amended to provide that the number of warrant shares will be fixed based on the number of shares of common stock for which the warrants were exercisable at the time the warrants were issued (2,354,260).

The Company did not achieve the revenue milestones set for the quarter ended February 28, 2006, and accordingly, as of February 28, 2006, each holder of the 0% debenture has the right to request a reduction in the conversion price. However, the 0% Debentures and the warrants include a “make-up” provision so that if the Company achieves the cumulative milestones through any subsequent quarter, previous adjustments to the conversion price and the warrant exercise price related to the milestones will be reversed.

Pursuant to these agreements, the Company is obligated to file a resale registration statement within 120 days of the financing to register for public resale the shares of common stock underlying these debentures and warrants.

In accordance with EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF 00-27”) and EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the proceeds of the issuance have been allocated among the 0% Debentures and the warrants based upon their relative fair values. The fair value of the warrants was determined to be $1,938,375 by using the Black-Scholes option pricing model assuming an expected life of 5 years, a risk-free interest rate of 5%, an expected volatility of 75%, and a dividend yield of 0%.

For the $3,750,000 of 0% Debentures, the fair value of the debentures was allocated 34.1% ($1,277,853) to the warrants and 65.9% ($2,472,147) to the debentures. The conversion price of the debentures was below the market price of our common stock at the date of issuance, which resulted in a beneficial conversion feature (conversion option value) related to the debentures of $2,356,345, which will be recognized as interest expense over the life of the debenture.

6.   Convertible Debentures and Warrants (Cont’d)

In accordance with EITF 00-27, the fair value of the warrants was allocated from the proceeds of the debt securities, and the remaining proceeds were then allocated to the debentures, resulting in the debentures being recorded at a discount from their face amount as follows:

Proceeds received on issuance of the convertible debt	$3,750,000
Allocated to:
Fair value of the debentures	2,472,147
Fair value of warrants	1,277,853
Intrinsic value of beneficial conversion feature	2,356,620

The carrying value of the debentures at February 28, 2006 of $236,942 is shown below The carrying value of the debenture will accrete to $3,750,000 over the life of the debenture, as the discount related to the value of the warrants and beneficial conversion feature is expensed over time.

The amount recorded on the balance sheet as of February 28, 2006 has been calculated as follows:

Face value of debentures	$3,750,000
Less: Debt Discount - Beneficial Conversion Feature	(2,356,345)
Less: Debt Discount - Warrants	(1,277,853)
Plus: Accreted Interest Expense (through February 28, 2006)	121,140
0% Debenture carrying value at February 28, 2006	$236,942

7.  Mineral Claim

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

The Company decided not to pursue the mineral reserves on the property and will not make further payments to extend its right on the property. It is anticipated that the property will be returned to the previous owner. (See Note 18 - Discontinued Operations).

8.  Fixed Assets

Fixed assets consisted of the following:
	February 28, 2006	May 31, 2005

Computers & Networks	$37,819	$-
Furniture and fixtures	13,066	-
Leasehold improvement	3,820	-
Subtotal	54,705	-
Less: accumulated depreciation	(5,963)	-

Total	$48,742	$-

8.   Fixed Assets (Cont’d)

Equipment and improvements are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of equipment and improvements are provided over the estimated useful lives of the assets, or the related lease terms if shorter, by the straight-line method. Useful lives range as follows:

Computers and networks	3 years
Machinery and equipment	5-7 years
Furniture and fixtures	5-7 years
Leasehold improvements	Lesser of lease term or useful life of asset

Expenditures for maintenance and repairs are charged to operations.

9.   Advances in Respect of Oil and Gas Interest Acquisition (Included in Non-current Assets of Discontinued Operations)

All of the Company’s oil and gas activities were previously conducted in Canada. As discussed in Note 18, the oil and gas component of the business is being reported as discontinued operations during the quarter ended February 28, 2006, and amounts related to discontinued operations included in prior period financial statements have been reclassified to conform with the current period presentation. The following costs were incurred in oil and gas acquisition, exploration and development activities during the following periods:

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

9.  Advances in Respect of Oil and Gas Interest Acquisition (Included in Non-current Assets of Discontinued Operations) (Cont’d)

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

On December 8, 2005, the Company received $350,000 in cash and on January 17, 2006 the Company executed a Settlement and Rescission Agreement to transfer all its rights, title and interest in the Manyberries Assets to the party from which they were originally acquired, which includes the following significant terms:

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

10. Deposits and Advances on Acquisition of Investments

a.
On July 28, 2005, the Company entered into a letter agreement with Solar Roofing Systems Inc., (“Solar”) to purchase 20% of the then issued and outstanding common shares of Solar for CDN $2,200,000, with an option to purchase an additional 31%. On February 8, 2006, the Company and its affiliate signed a Stock Purchase Agreement (the "Stock Purchase Agreement") with Solar and its stockholders which provided for the acquisition by an affiliate of the Company of 100% of the shares of Solar for a total estimated purchase price of CDN $18.5 million (pursuant to the MOU dated December 15, 2005). Consideration for the purchase price was to consist of 20% cash and 80% common stock (with a conversion ratio of USD $2.00 per share). As of February 28, 2006, $1,610,084 had been paid towards the original 20% equity purchase and will be treated as consideration in the acquisition.(Note 19).

b.
On February 8, 2006, the Company signed an Agreement and Plan of Merger with Connect Renewable Energy Inc. (“Connect”) pursuant to which Connect would be merged with a subsidiary of the Company for a total purchase price of $10.0 million in common stock at $2.00 per share (plus a commitment to provide $3.0 million in working capital). Prior to the closing of the merger, the Company made certain advances to Connect. The advances were subject to a working capital note dated February 8, 2006 which bore interest at a rate of 8% per annum, and will be treated as consideration in the acquisition. As of February 28, 2006, the Company had made aggregate advances of $1,150,000 pursuant to this note. $2,838 accrued interest was capitalized as at February 28, 2006 toward future acquisition costs (Note 19).

c.	As at February 28, 2006, total legal expenses of $102,697 were paid and deferred until the completion of the above acquisitions.

11.  Payroll Withholding Liability

Included in accounts payable and accrued liabilities at February 28, 2006 is a liability in the amount of $612,197. This liability represents estimated taxes, withholding and penalties related to the stock-based compensation resulting from issuances of restricted shares as described in Note 14a.

12. Notes Payable

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

$189,975

For the three and nine months ended February 28, 2006, the Company has incurred a total of $12,269 and $20,817, respectively, in interest expense relating to the above loans.

13.  Advances From Related Parties (Included in Current Liabilities of Discontinued Operations)

Unsecured advance, payable to a related party, non-interest bearing with no fixed term of repayment (denominated in CDN $200,000). See 16a.	$171,394

14.  Common Stock, Warrants and Convertible Debentures

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

On January 23, 2006, the Company issued 65,000 shares of common stock to Coach Capital, LLC for a fair value of $132,400 as a loan fee associated with notes payable totaling $650,000, of which $200,000 was advanced in a prior quarter.

In accordance with an employment agreement with an officer, the Company granted a total of 8,235,662 common shares that are subject to forfeiture prior to vesting. The fair value of these shares at the date of grant was estimated to be approximately $16.6 million and was recorded as unearned compensation. Compensation expense will be recognized on a straight-line basis over the term of the vesting schedule which runs through September 30, 2008. 686,305 shares vest quarterly commencing on December 31, 2005. Through February 28, 2006 the Company has recorded $2,697,736 of expense related to these shares as management fees. This amount is reflected in the statement of stockholders’ equity as a reduction of unearned compensation.

In accordance with an employment agreement with an officer, the Company granted a total of 1,407,805 common shares that are subject to forfeiture prior to vesting. The fair value of these shares at the date of grant was estimated to be approximately $2.7 million and was recorded as unearned compensation. Compensation expense will be recognized on a straight-line basis over the term of the vesting schedule which runs through September 30, 2008. 117,317 shares vest quarterly commencing on March 15, 2006. Through February 28, 2006 the Company has recorded $85,348 of expense related to these shares as management fees. This amount is reflected in the statement of stockholders’ equity as a reduction of unearned compensation.

In addition to the amounts set forth above, the Company has recorded $79,196 in employer FICA, interest, and penalties for the quarter ended February 28, 2006 associated with the two employment agreements described above, and the consultant shares and shares issued to an employee in exchange for services discussed below.

b.   Consultant Compensation Plan

Under the Company’s 2004 Consultant Compensation Plan, the Board of Directors is authorized to issue up to 9,771,000 shares to consultants without further shareholder approval. On October 12, 2004, the Company issued 1,095,000 shares of common stock pursuant to terms of the Consultant Compensation Plan to various consultants for services rendered. The shares issued to consultants were valued at a fair value of $427,050 in accordance with SFAS No. 123 and EITF 96-18. The amount was recorded as consulting fee during the nine months ended May 31, 2005. In February 2006, the Company granted an aggregate of 90,000 shares to two officers of the Company for services rendered as consultants prior to being hired as employees, and an additional 10,000 shares to a former consultant. These shares were all issued under the 2004 Consultant Compensation Plan. Through February 28, 2006, the Company has recorded $194,000 of expense related to these shares as management fees. Pursuant to the securities purchase agreement between the Company and Cornell Capital Partners, LP ("Cornell") described below in Note 19(b), the Company is prohibited from issuing additional shares under the Consultant Compensation Plan, other than upon the exercise of previously-issued options, for so long as the convertible debentures initially issued to Cornell are outstanding.

c. Shares Issued in Exchange for Services

In February 2006, as compensation for their services to the Company, 310,000 shares of common stock were granted to members of the Board of Directors and an employee. Through February 28, 2006, the Company has recorded $587,000 of expense related to these shares as management fees.

15.  Commitments and Contingencies

a.   Suncone License Agreement

In July 2005, the Company entered into a technology license agreement, through which the Company obtained an exclusive license to apply technology known as Suncone™ CSP (Concentrated Solar Power) to distributed energy systems, electric power plants, saline water desalination systems and other applications (the "Suncone License Agreement"). Under the agreement, the Company is responsible for funding the development and commercialization of the technology. As consideration for granting the license, the agreement entitles the licensor to receive a royalty of 5 to 8 % of gross sales from licensed products, and 2% of sales of electrical power or desalinated water. The agreement was amended and restated in March 2006. (See Subsequent Events - Note 19)

In August 2005, the Company entered into a Technology Consulting Agreement with the licensor under the Suncone License Agreement which requires the Company to pay $10,000 per month for consulting services and $2,000 per month for office expenses during the term of the Suncone License Agreement. The Company incurred $243,312 and $393,710 of research and development expense and did not incur any royalty expense during the three and nine months ended February 28, 2006, respectively, associated with this agreement.

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

15.  Commitments and Contingencies (Cont’d)

d.  Management services

The Company is committed to pay $250,000 per annum to an officer of the Company effective September 16, 2005. The agreement has a term of three years and automatically extends for additional one year terms unless cancelled at least 60 days before the end of the term. The Company also committed to and granted a total of 8,235,662 common shares, which per the employment agreement are subject to forfeiture prior to vesting. 686,305 shares vest quarterly commencing on December 31, 2005 (see Note 14a).

The Company is committed to pay $150,000 per annum to an officer of the Company, effective November 1, 2005. The agreement has a term of three years and automatically extends for additional one year terms unless cancelled at least 60 days before the end of the term. The Company also committed to grant options to purchase a total of 1,407,805 common shares with an exercise price equal to the closing price on November 1, 2005. During the quarter, the options were cancelled and the same number of shares were granted as restricted stock. Per the amended agreement, the shares are subject to forfeiture prior to vesting. 117,317 shares vest quarterly commencing on March 15, 2006 (see Note 14a).

As at February 28, 2006 the Company has recorded $2,783,084 of expense related to these shares as management fees. This amount is reflected in the statement of stockholders’ equity as a reduction of unearned compensation (see Note 14a).

e.   Consulting services agreement

The Company is committed to pay $5,000 per month up to July 31, 2006 to a consultant for management consulting services and operations of its oil and gas properties, effective August 1, 2005. The Company cancelled this agreement, effective January 13, 2006.

16.  Related Party Transactions

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

16.  Related Party Transactions (Cont’d)

c.	During the three months ended February 28, 2006, a total of $5,550 was paid to Customatrix, Inc. for consulting services. Customatrix, Inc. is 50% owned by an officer of the Company.

d.	During the three months ended February 28, 2006, a total of $533,001 was recorded as due from related parties as a result of required tax withholding on stock based compensation (See Notes 2 and 14).

17.  Future Income Taxes

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

18. Discontinued Operations

In September 2005, the Company determined to sell its oil and gas holdings in order focus it efforts entirely on the renewable energy component of the business. As discussed in Note 9, the sale of the Company’s oil and gas interests was completed in January 2007 pursuant to a Settlement and Rescission Agreement (“Settlement Agreement”) under which the Company received $350,000 in cash and issued a note receivable, due November 28, 2006, in the amount of $650,000. During the quarter ended November 30, 2005 the Company recorded an impairment charge in the amount of $589,923 in order to reduce the carrying value of the oil and gas assets to the estimated recoverable value.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” the Company determined that based on the finalization of the Settlement Agreement in January 2006, under which all of its interests in the oil and gas assets were transferred back to the party from which they were originally acquired, the oil and gas component of the business should be reported as discontinued operations during the quarter ended February 28, 2006.

During the three and nine months ended February 28, 2006, no revenues were reported in discontinued operations. For the three months ended February 28, 2006 a gain of $150,968 was recognized in discontinued operations related to the extinguishment of debt, and for the nine months ended February 28, 2006 a loss of $908,979 was incurred in discontinued operations, as a result of operating expenses related to the oil and gas component. Amounts related to discontinued operations included in prior period financial statements presented herein have been reclassified to conform with the current period presentation.

The carrying amounts and major classes of the assets and liabilities, which are presented as assets and liabilities of discontinued operations on the accompanying balance sheets, are as follows:

	February 28,	May 31,
	2006	2005
ASSETS
Cash	$-	$173,611
Prepaid expenses and other current assets	-	51,491
Total current assets of discontinued operations	$-	$225,102

Advances in respect of oil and gas interest acquisition	$-	$881,187
Total non-current assets of discontinued operations	$-	$881,187

LIABILITIES
Accounts payable and accrued liabilities	$-	$57,880
Notes payable	584,941	477,517
Advances from related parties	171,394	836,376
Total current liabilities of discontinued operations	$699,284	$1,371,773

19.  Subsequent Events

a.	Subsequent to February 28, 2006, the Company paid off two unsecured demand promissory notes, payable to non-related parties, in the amounts of $439,908 and $87,982.

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

In July 2006, the Company and Cornell agreed to amend the investment agreements effective as of their original issue dates, as follows:

•	to provide for a floor price of $0.05 on the adjustable conversion price of the 5% Debentures;
•
to provide for a floor price of $0.05 per share on the exercise price of the warrants applicable to adjustments with respect to certain future issuances of securities by the Company, and upon certain distributions of assets and similar recapitalization events;

•	to extend the deadline for having the registration statement declared effective until August 12, 2006; and
•	to cap liquidated damages payable in respect of failure to have an effective registration statement at 15% of the liquidated value of the debentures outstanding.

If the registration statement is not declared effective by August 12, 2006, the Company will become obligated to pay to Cornell, either in cash or in shares of common stock (at Cornell's option), liquidated damages equal to 1% of the liquidated value of the 5% Debentures outstanding for each 30 day period (pro-rated for partial periods) that the registration statement is not declared effective, not to exceed 15% of the liquidated value of the debentures. The Company is obligated to keep the registration statement effective until all the shares have been sold or are eligible for sale without volume restrictions pursuant to SEC Rule 144(k)

In addition, in August 2006, the Company and Cornell agreed to further amend the investment agreements described above, as follows:

•
to provide for the purchase by Cornell of $1,500,000 of the remaining secured convertible debentures as of the date of the amendment, with the remaining $3,500,000 to be purchased by Cornell upon the effectiveness of the registration statement that the Company is required to file pursuant to the investor registration rights agreement;

•
to waive any breaches of the investment agreements with Cornell related to the Company's tax withholding liabilities more fully described in Amendment No. 2 to our Form 8-K/A filed with the SEC on August 8, 2006 (the "Form 8-K");

•	to further extend the deadline under the investor registration rights agreement for having the registration statement declared effective until September 5, 2006; and

•
to provide that the exercise price of the warrants to be issued in connection with Cornell's purchase of the remaining $5,000,000 of secured convertible debentures shall be reduced to $.80 from $1.50 per share, and the total number of warrant shares shall be increased to 6,250,000 from 3,000,000.

In addition, Cornell granted the Company a waiver of certain of the restrictive covenants contained in the investment agreements to permit the Company to take certain remedial actions relative to its tax withholding liabilities described in the Form 8-K, including the following with respect to any officer or employee: repurchasing vested shares, canceling any unvested shares, granting substitute equity awards, or permitting such persons to sell, pledge or transfer their shares.

19.  Subsequent Events (Cont’d)

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

In July 2006, the Company and the holders of the 0% Debentures and associated warrants agreed to amend such instruments effective as of their original issue date to provide for a minimum conversion price for the 0% Debentures and a minimum warrant exercise price of $0.05 each. The warrants were also amended to provide that the number of warrant shares will be fixed based on the number of shares of common stock for which the warrants were exercisable at the time the warrants were issued (2,354,260).

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

19.  Subsequent Events (Cont’d)

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

On April 10, 2006, the Company completed the acquisition and merger of all of the outstanding shares of Solar Roofing Systems Inc., an Ontario, Canada corporation. The Company's subsidiary, 2093603 Ontario, Inc. acquired the outstanding shares of Solar Roofing Systems for consideration equal to $3,204,263 in cash , 736,081 shares of the Company's common stock and 2,446,074 Class A shares of 2093603 Ontario, Inc. In addition, the former shareholders of Solar Roofing Systems will be entitled to receive up to 736,079 additional shares of the Company's common stock and up to 2,446,067 Class A shares within 90 days following the December 31, 2006 fiscal year end of Solar Roofing Systems. Such share amounts will each be reduced by up to 50% in the event that Solar Roofing Systems fails to satisfy certain gross sales targets for its fiscal year 2006. A director of the Company was the President of Solar Roofing Systems prior to the transaction and was appointed President of East Coast Operations after the closing.

Each Class A share of 2093603 Ontario, Inc. is exchangeable for one share of the Company's common stock, in accordance with the terms and conditions set forth in the articles of incorporation of 2093603 Ontario, Inc.

g.	Lawsuit - Mitchell Organization Ltd. and Brian Wilkinson

In March 2006, the Company was first served with process regarding a civil action commenced on December 15, 2005, by Mitchell Organization Ltd. and Brian Wilkinson against the Company in Canada in the Court of Queen's Bench of Alberta, Judicial District of Calgary (Action No. 0501-17623). The Statement of Claim alleges that the Company entered into an agreement pursuant to which the Company agreed to issue 250,000 shares of its stock to Mr. Wilkinson in exchange for his providing consulting services. As relief, the claim seeks the issuance of the 250,000 shares. The Company believes that it has valid defenses against this claim and plans to defend against it. No contingent liability has been accrued at February 28, 2006 as a result.

ITEM 2.  PLAN OF OPERATIONS

Forward Looking Statements

Statements made in this quarterly report that are not historical or current facts are “forward-looking statements” and are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “intends”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

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

As discussed in Note 2 to the consolidated financial statements the financial statements as of and for the three and nine months ended February 28, 2006, have been restated. The following Plan of Operation gives effect to the restatement.

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

We recently signed merger agreements to acquire two privately-held companies engaged in the manufacturing and distribution of building-integrated photovoltaic roofing products (the transactions closed in March/April 2006). Solar Roofing Systems, based in Ontario, Canada, produces a proprietary roofing material incorporating high-efficiency monocrystalline photovoltaic cells in a single-ply roofing membrane designed primarily for commercial and industrial buildings. Connect Renewable Energy, based in Central California, incorporates these same high-efficiency cells in roofing tiles designed to match the colors and edge profiles of traditional cement tiles commonly used in residential housing construction. Both of these product lines will now be sold under the trade name “SOLARSAVE™”.

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

We are a development stage company, and as of February 28, 2006, we have not generated revenues since inception. From inception through February 28, 2006, we have incurred cumulative losses of $7,154,536 We expect to continue to incur substantial losses as we develop and invest in technologies within the renewable energy sector, and we do not expect to attain profitability in the near future.

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

Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. As the number of variables and assumptions affecting the probable future resolution of the uncertainties increase, these judgments become even more subjective and complex. Our significant accounting policies are discussed in Note 3 to our consolidated financial statements included in our annual report on Form 10-KSB for the year ended May 31, 2005. We have identified the following accounting policies as the most important to an understanding of our current financial condition and results of operations.

0% Debentures

As discussed in Note 6 to our financial statements, during February, 2006, we raised $3,750,000 gross proceeds from three unrelated entities through the issuance of 0% Subordinated Mandatory Convertible Debentures (“0% Debentures”). In March 2006, we sold an additional $1,500,000 of the 0% Debentures. The 0% Debentures are convertible at the holders' option, on or before the maturity date of July 31, 2008, into shares of our common stock at an initial conversion price of $1.46 per share. The conversion price is reduced and the number of shares issuable upon conversion is increased if we do not meet certain revenue milestones, or if we issue or sell shares of common stock for consideration less than the conversion price, other than certain excluded issuances.

In connection with the issuance of the 0% Debentures, we issued warrants to purchase 1,681,615 shares in February 2006 and 672,645 shares in March 2006 of the Company’s common stock at the initial warrant exercise price of $2.23 per share. The warrant exercise price is reduced if we do not meet certain revenue milestones, or if we issue or sell shares of common stock for consideration less than the conversion price, other than certain excluded issuances.

In accordance with EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF 00-27”) and EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, it was determined that the embedded conversion feature had intrinsic value. The proceeds of the issuance have been allocated among the 0% Debentures and the warrants based upon their relative fair values. The fair value of the warrants was determined to be $1,938,375 by using the Black-Scholes option pricing model assuming an expected life of 5 years, a risk-free interest rate of 5%, an expected volatility of 75%, and a dividend yield of 0%.

For the $3,750,000 of 0% Debentures, the fair value of the debentures was allocated 34.1% ($1,277,853) to the warrants and 65.9% ($2,472,147) to the debentures. The beneficial conversion feature (conversion option value) related to the debentures is $2,356,345, which will be recognized as interest expense over the life of the debenture. See Note 6 to the financial statements for a more complete description.

Discontinued Operations

In September 2005, the Company determined to sell its oil and gas holdings in order focus it efforts entirely on the renewable energy component of the business. As discussed in Note 9, the sale of the Company’s oil and gas interests was completed in January 2007 pursuant to a Settlement and Rescission Agreement (‘Settlement Agreement”) under which the Company received $350,000 in cash and issued a note receivable, due November 28, 2006, in the amount of $650,000. During the quarter ended November 30, 2005 the Company recorded an impairment charge in the amount of $589,923 in order to reduce the carrying value of the oil and gas assets to the estimated recoverable value.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” the Company determined that based on the finalization of the Settlement Agreement in January 2006, under which all of its interests in the oil and gas assets were transferred back to the party from which they were originally acquired, the oil and gas component of the business should be reported as discontinued operations during the quarter ended February 28, 2006.

During the three and nine months ended February 28, 2006, no revenues were reported in discontinued operations. For the three months ended February 28, 2006 a gain of $151,000 was recognized in discontinued operations related to the extinguishment of debt, and for the nine months ended February 28, 2006 a loss of $908,979 was incurred in discontinued operations, as a result of operating expenses related to the oil and gas component. Amounts related to discontinued operations included in prior period financial statements presented herein have been reclassified to conform with the current period presentation.

Plan of Operation

We have financed our operations since inception primarily through private issuances of securities. As of February 28, 2006, we had approximately $1,221,337 in cash and cash equivalents, and working capital was approximately $395,762. Subsequent to February 28, 2006, we raised $1,500,000 in net proceeds from the 0% Debentures and $4,590,000 from the Cornell financing, described in more detail below. Subsequent to February 28, 2006, we completed two major acquisitions, the terms of which are described below.

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

Pursuant to the merger agreement, all of the outstanding shares of common stock of CRE were converted into the right to receive an aggregate of 5,000,000 shares of our common stock. No options, warrants or other rights to purchase the common stock of CRE were outstanding at the closing. Before the closing, we also loaned to CRE an aggregate of $1,410,000 for working capital purposes which will become part of the total consideration paid. We also assumed liabilities of approximately $1,240,000 as a result of the acquisition..

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

Solar Roofing Systems

In April 2006, we completed the acquisition of all of the outstanding shares of Solar Roofing Systems, Inc., an Ontario corporation. Our subsidiary, 2093603 Ontario, Inc., acquired the outstanding shares of Solar Roofing Systems for consideration equal to CDN $3,709,067 (approximately US $3,204,263) in cash, 736,081 shares of our common stock and 2,446,074 Class A shares of 2093603 Ontario. In addition, the former shareholders of Solar Roofing Systems will be entitled to receive up to 736,079 additional shares of our common stock and up to 2,446,067 additional Class A shares within 90 days following the December 31, 2006 fiscal year end of Solar Roofing Systems. Such share amounts will each be reduced by up to 50% in the event that Solar Roofing Systems fails to satisfy certain gross sales targets for fiscal year 2006. Norman J. Dodd, a director of our company, was the President of Solar Roofing Systems prior to the transaction and currently serves as our President of East Coast Operations. As of February 28, 2006, $1,610,084 had been paid towards the original 20% equity purchase and will be treated as consideration. We also assumed liabilities of approximately $557,000 as a result of the acquisition.

Plan of Operation (Cont’d)

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

Our plan of operation is dependent upon our receipt of the $10,000,000 in remaining gross proceeds from the $15,000,000 in aggregate principal amount of convertible debentures we agreed to sell to Cornell Capital Partners, LP as described below. The receipt of $5,000,000 of these proceeds is dependent on the filing of a registration statement for the shares underlying the convertible debentures and warrants, and the receipt of the remaining $5,000,000 is subject to effectiveness of this registration statement and other conditions.

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

Payroll Withholding Taxes

As discussed in Notes 2 and 14 of the Consolidated Financial Statements, during the quarter ended February 28, 2006, we did not withhold for or pay federal or state employment or income taxes associated with the vesting dates for restricted stock set forth in Mr. Saltman's and Ms. Bostater's employment agreements, or associated with the grants of shares to them during their employment periods for consulting and director services. We also did not withhold or pay employment or income taxes for 10,000 shares issued to a non-executive employee during the quarter ended February 28, 2006.

The failure to withhold for or pay these taxes has resulted in an increase in Accounts payable and accrued liabilities of $612,197 associated with the employees’ and employer’s combined required withholding, taxes and penalties, with the employees’ portion being an obligation of our company to the extent not satisfied by the employees. The employees have informed us that they intend to satisfy their contractual obligations to provide funds for our required payroll tax payments through sales of the underlying securities, once they may do so in accordance with applicable securities laws. We have recorded corresponding accounts receivable due from related parties of $533,001 for the employees’ obligations.

The shares of stock subject to all of these awards other than the consultant grants to Mr. Saltman and Ms. Bostater have not been registered under the Securities Act of 1933, and accordingly, may not be sold absent an exemption from registration requirements. We intend to register all of the shares for which payroll tax obligations have accrued on a registration statement on Form SB-2 to be filed as soon as practicable after the filing of this Form 10-QSB/A (Amendment No. 1). At this time, we cannot predict when shares may be sold by the employees as a means of generating funds to satisfy withholding obligations. Following registration or the availability of an exemption from registration, market conditions may limit the number of shares that may be sold and the proceeds to the employees from such sales. We may be obligated to pay such tax liabilities before the employees have been able to sell their shares, and the sales prices the employees receive may be less than the tax liability. To the extent that these employees are unable to satisfy their obligations to provide funds for our required payroll tax payments through sales of the underlying securities, we will be required to use our cash to satisfy these obligations, which could require us to raise additional funds or curtail operations.

Following February 28, 2006, additional vesting dates set forth in the various employment agreements will occur. For the full fiscal year ended May 31, 2006, to the extent these vesting dates are deemed to be valid and non-rescindable, we presently estimate accruing a liability of approximately $45,000 representing our company’s portion of the required payroll taxes. Total accounts payable at May 31, 2006 associated with the employees’ combined portion of required withholding, which is an obligation of our company to the extent not satisfied by the employees, is estimated to be $1,139,000. We also may be subject to penalties and interest, currently estimated to be approximately $127,000 for the fiscal year ended May 31, 2006, which would be recorded as additional expense. As of June 30, 2006 (the last vesting date set forth in the contracts which has occurred to the date of this Form 10-QSB/A (Amendment No. 1)), to the extent the vesting dates are deemed to be valid and non-rescindable, the total liability for our company’s portion of the required withholding taxes is estimated to be $61,000 and the total accounts payable associated with the employees’ combined portion of the required withholding is estimated to be $1,594,000. We do not presently believe any further penalties would accrue after May 31, 2006, although interest will continue to accrue until the amounts due are paid.

Our obligation to withhold for and pay federal and state employment and income taxes associated with these restricted shares granted to employees is ongoing with each new vesting or issuance date, and the level of tax obligation would be significant if any of the vesting or issuance schedules were to accelerate in accordance with the terms of the employment agreements. Our company could therefore incur significant additional liabilities for which we may not have sufficient cash to satisfy, requiring us to raise additional funds or curtail or cease operations. In light of this future exposure, our compensation committee intends to work with executives and employees who have restricted stock or the right to receive stock, to seek to restructure their compensation arrangements in a manner that would not expose our company to further liabilities beyond those already incurred as of the date of the Form 10-QSB/A (Amendment No. 1).

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

Recent Financings

 0% Subordinated Mandatory Convertible Debentures and Related Warrants

In February 2006, we sold $3,750,000 in 0% Subordinated Mandatory Convertible Debentures, which we refer to as the 0% Debentures, to three unrelated entities. In March 2006, we sold an additional $1,500,000 of 0% Debentures to one unrelated entity. The 0% Debentures are convertible at the holders' option, on or before the maturity date of July 31, 2008, into shares of our common stock at an initial conversion price of $1.46 per share. In connection with the issuance of the 0% Debentures, we issued warrants to purchase an aggregate of 2,354,261 shares for all warrants, at the initial exercise price of $2.23 per share. See Critical Accounting Policies above and Note 6 to the financial statements.

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

Cornell purchased $10,000,000 of the debentures in March 2006, which we refer to as the first closing. Of the $10,000,000 purchase price, $5,000,000 was delivered directly to us and $5,000,000 was deposited into escrow. The funds deposited into escrow will be released to us on the date we file a registration statement with the SEC for the purpose of registering the resale of the shares of common stock underlying the debentures and the warrants. Cornell is obligated to purchase the remaining $5,000,000 of the debentures on the date such registration statement is declared effective by the SEC, which we refer to as the second closing, subject to customary closing conditions.

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

The purchase agreement contains the following covenants, among others:

•
Restrictions on Issuances of Capital Stock . We agreed not to take the following actions without the consent of Cornell, so long as any debentures are outstanding: (1) issue or sell shares of common stock or preferred stock for a consideration per share less than the "fixed conversion price" of the debentures (discussed below); (2) issue any preferred stock, warrant, option, right, contract, call or other security or instrument granting the right to acquire common stock for a consideration per share less than the fixed conversion price of the debentures; (3) enter into any security instrument granting the holder a security interest in any of our assets (except as permitted by the debentures), or (4) file any registration statement on Form S-8 registering shares of common stock in excess of 15% of the outstanding shares of our common stock on March 30, 2006. Furthermore, so long as any debentures are outstanding, we agreed to issue no further shares under our 2004 Consultant Compensation Plan. The foregoing restrictions do not apply to transactions related to the acquisitions of Solar Roofing Systems and CRE.

•
Right of First Refusal . So long as any debentures are outstanding, if we intend to raise additional capital by the issuance or sale of our capital stock (including any class of common stock or preferred stock, options, warrants or any other securities convertible into or exercisable into shares of common stock), we will be obligated to offer such issuance or sale to Cornell prior to offering such issuance or sale to any third parties.

The debentures include the following material terms:

•	Interest and Maturity . The debentures accrue interest at a rate of 5% per annum and mature on March 31, 2009. No payments of interest or principal are due under the debentures until maturity.

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

•
Anti-Dilution Rights . At any time while the debentures are outstanding, if we or our subsidiaries issue shares of common stock or rights, warrants, options or other securities or debt convertible into or exchangeable for common stock, which we refer to as common stock equivalents, other than exempt issuances, at an effective price per share less than the fixed conversion price, then, at the option of the holder, the fixed conversion price will be adjusted to mirror the conversion, exchange or purchase price for such common stock or common stock equivalents.

•
Acceleration . All amounts due under the debentures may become immediately due and payable upon the occurrence of an event of default set forth in the debentures, if not cured within the permitted time period.

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

In July 2006, we and Cornell agreed to amend the investment agreements effective as of their original issue dates, as follows:

•	to provide for a floor price of $0.05 on the adjustable conversion price of the 5% Debentures;

•
to provide for a floor price of $0.05 per share on the exercise price of the warrants applicable to adjustments with respect to certain future issuances of securities by us, and upon certain distributions of assets and similar recapitalization events;

•	to extend the deadline for having the registration statement declared effective until August 12, 2006; and

•	to cap liquidated damages payable in respect of failure to have an effective registration statement at 15% of the liquidated value of the debentures outstanding.

If the registration statement is not declared effective by August 12, 2006, we will become obligated to pay to Cornell, either in cash or in shares of common stock (at Cornell's option), liquidated damages equal to 1% of the liquidated value of the 5% Debentures outstanding for each 30 day period (pro-rated for partial periods) that the registration statement is not declared effective, not to exceed 15% of the liquidated value of the debentures. We are obligated to keep the registration statement effective until all the shares have been sold or are eligible for sale without volume restrictions pursuant to SEC Rule 144(k).

In addition, in August 2006, we and Cornell agreed to further amend the investment agreements described above, as follows:

•
to provide for the purchase by Cornell of $1,500,000 of the remaining secured convertible debentures as of the date of the amendment, with the remaining $3,500,000 to be purchased by Cornell upon the effectiveness of the registration statement that we are required to file pursuant to the investor registration rights agreement;

•
to waive any breaches of the investment agreements with Cornell related to our tax withholding liabilities more fully described in Amendment No. 2 to our Form 8-K/A filed with the SEC on August 8, 2006 (the "Form 8-K");

•	to further extend the deadline under the investor registration rights agreement for having the registration statement declared effective until September 5, 2006; and

•
to provide that the exercise price of the warrants to be issued in connection with Cornell's purchase of the remaining $5,000,000 of secured convertible debentures shall be reduced to $.80 from $1.50 per share, and the total number of warrant shares shall be increased to 6,250,000 from 3,000,000.

In addition, Cornell granted us a waiver of certain of the restrictive covenants contained in the investment agreements to permit us to take certain remedial actions relative to our tax withholding liabilities described in the Form 8-K, including the following with respect to any officer or employee: repurchasing vested shares, canceling any unvested shares, granting substitute equity awards, or permitting such persons to sell, pledge or transfer their shares.

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

We have incurred significant losses from operations since inception. As shown in our consolidated financial statements, we have incurred a cumulative net loss of $7.2 million since inception. We are unsure if or when we will become profitable.

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

As of April 17, 2006, we had 69,131,656 shares of common stock issued and outstanding. On that date we also had convertible debentures outstanding that may be converted, excluding accrued interest, into 10,262,555 shares of common stock (based on the conversion prices in effect on that date and, in the case of the security held by Cornell Capital, $1.50 per share), and warrants outstanding that may be exercised for up to 11,587,699 shares of common stock (based on the exercise prices in effect on that date and, in the case of the security held by Cornell Capital, $1.50 per share). The number of shares of common stock issuable upon conversion of the outstanding convertible debentures or upon the exercise of warrants may increase if the market price of our stock declines, or if we issue shares of common stock or securities convertible into common stock at an effective price per share less than the conversion prices of the convertible debentures or the exercise prices of the warrants, as the case may be. We are obligated to file one or more registration statements covering the resale of all of the shares subject to the convertible debentures and 9,354,261 of the shares subject to the warrants described above, subject to adjustment pursuant to the warrants, and these shares may be sold without volume restrictions pursuant to such registration statements. There is currently a limited market for shares of our common stock and the sale of these shares may adversely affect the market price of our common stock.

The continuously adjustable conversion price feature of our secured convertible debentures could require us to issue a substantially greater number of shares, which would cause dilution to our existing stockholders.

We may be obligated to issue an extremely large number of shares upon the conversion of the secured convertible debentures we have issued (or have agreed to issue) to Cornell Capital Partners, LP because the conversion is at the lower of (1) $1.50 or (2) 95% of the lowest volume weighted average price (VWAP) of the common stock during the previous 30 trading days immediately preceding the conversion date provided that such conversion price cannot be less than $0.05. Hence, the number of shares of our common stock issuable upon conversion of these debentures will increase if the market price of our stock declines, which will cause dilution to our existing stockholders. The following is an example of the amount of shares of our common stock that would be issuable upon conversion of the debentures (assuming the sale of the full $15,000,000 worth of debentures pursuant to the securities purchase agreement with Cornell), excluding accrued interest, based on volume weighted average prices that are 25%, 50% and 75% below the current market price of $1.66 (as of April 14, 2006):

VWAP % Below Current Market Price	Conversion Price Per Share (95% of VWAP)	Number of Shares Issuable	% of Outstanding Stock After Conversion (1)
25%	$1.18	12,682,308	15.5%
50%	$0.79	19,023,462	21.6%
75%	$0.39	38,046,925	45.5%

(1) Assumes outstanding stock of 69,131,656 shares of common stock immediately prior to conversion.

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

In accordance with the pledge and escrow agreement between us and Cornell, we deposited 44,117,647 treasury shares (64% of shares outstanding as of April 17, 2006) into escrow and pledged those shares to Cornell as security for our obligations under the secured convertible debentures and related agreements. If we defaulted under the debentures or related agreements, Cornell could take possession of these shares and sell them into the market, causing significant downward pressure on the price of our common stock. Although Cornell may not take possession of the shares to the extent such possession would cause Cornell to own in excess of 4.99% of our outstanding common stock, this restriction does not prevent Cornell from selling shares and then taking possession of additional shares. In this way, Cornell could sell more than this limit while never holding more than this limit. There is currently a limited market for shares of our common stock and the sale of these shares may adversely affect the market price of our common stock.

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

Our failure to withhold for or pay federal and state employment and income taxes associated with the vesting or issuance of shares of restricted stock granted to our employees may result in significant liabilities for which we may not have sufficient cash to satisfy.

During the quarter ended February 28, 2006, we did not withhold for or pay federal or state employment or income taxes associated with the vesting dates for restricted stock set forth in Mr. Saltman's and Ms. Bostater's employment agreements, or associated with the grants of shares to them during their employment periods for consulting and director services. We also did not withhold or pay employment or income taxes for 10,000 shares issued to a non-executive employee during the quarter ended February 28, 2006.

The failure to withhold for or pay these taxes has resulted in an increase in Accounts payable and accrued liabilities of $612,197 associated with the employees’ and employer’s combined required withholding, taxes and penalties, with the employees’ portion being an obligation of our company to the extent not satisfied by the employees. The employees have informed us that they intend to satisfy their contractual obligations to provide funds for our required payroll tax payments through sales of the underlying securities, once they may do so in accordance with applicable securities laws. We have recorded corresponding accounts receivable due from related parties of $533,001 for the employees’ obligations.

Following February 28, 2006, additional vesting dates set forth in the various employment agreements will occur. For the full fiscal year ended May 31, 2006, to the extent these vesting dates are deemed to be valid and non-rescindable, we presently estimate accruing a liability of approximately $45,000 representing our company’s portion of the required payroll taxes. Total accounts payable at May 31, 2006 associated with the employees’ combined portion of required withholding, which is an obligation of our company to the extent not satisfied by the employees, is estimated to be $1,139,000. We also may be subject to penalties and interest, currently estimated to be approximately $127,000 for the fiscal year ended May 31, 2006, which would be recorded as additional expense. As of June 30, 2006 (the last vesting date set forth in the contracts which has occurred to the date of this Form 10-QSB/A (Amendment No. 1)), to the extent the vesting dates are deemed to be valid and non-rescindable, the total liability for our company’s portion of the required withholding taxes is estimated to be $61,000 and the total accounts payable associated with the employees’ combined portion of the required withholding is estimated to be $1,594,000. We do not presently believe any further penalties would accrue after May 31, 2006, although interest will continue to accrue until the amounts due are paid.

The employees have informed us that they intend to satisfy their contractual obligations to provide funds for our required payroll tax payments through sales of the underlying securities, once they may do so in accordance with applicable securities laws; however, the shares of stock subject to all of these awards other than the consultant grants to Mr. Saltman and Ms. Bostater have not been registered under the Securities Act of 1933, and accordingly, may not be sold absent an exemption from registration requirements. At this time, we cannot predict when shares may be sold by the employees as a means of generating funds to satisfy withholding obligations. Following registration or the availability of an exemption from registration, market conditions may limit the number of shares that may be sold and the proceeds to the employees from such sales. We may be obligated to pay such tax liabilities before the employees have been able to sell their shares, and the sales prices the employees receive may be less than the tax liability. To the extent that these employees are unable to satisfy their obligations to provide funds for our required payroll tax payments through sales of the underlying securities, we will be required to use our cash to satisfy these obligations, which could require us to raise additional funds or curtail operations.

Our obligation to withhold for and pay federal state employment and income taxes associated with these restricted shares granted to employees is ongoing with each new vesting or issuance date, and the level of tax obligation would be significant if any of the vesting or issuance schedules were to accelerate in accordance with the terms of the employment agreements. Our company could therefore incur significant additional liabilities for which we may not have sufficient cash to satisfy, requiring us to raise additional funds or curtail or cease operations.

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

We are subject to new corporate governance and internal control reporting requirements, and our costs related to compliance with, or our failure to comply with existing and future requirements could adversely affect our business.

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

 Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of February 28, 2006, due to the following deficiencies:

•	the absence of procedures to ensure the timely filing of current reports on Form 8-K;

•	ineffectiveness of rule compliance checking procedures for SEC filings;

•	a lack of effective record keeping and compliance assistance for reports required under Section 16(a) of the Exchange Act;

•
weaknesses in our accounting procedures for restricted stock and a lack of personnel in our accounting and compliance staff, which led to errors in our financial statements, identified in the Explanatory Note to this Form 10-QSB/A (Amendment No. 1) and elsewhere in this report; and

•	our failure to obtain counsel from an ERISA or tax attorney on the tax implications to our company of restricted stock awards.

We identified the first three deficiencies described above in March 2006. We then implemented the following remedial steps to address these deficiencies. In March 2006 we implemented more robust procedures to identify events requiring the filing of a Form 8-K and ensure the timely filings of such forms, and to identify transactions and other events requiring the filing of reports under Section 16(a) of the Exchange Act and facilitate the timely filing of such forms by our directors and executive officers. The additional procedures include management's use of practice materials identifying filing events, and increased involvement from outside securities counsel. Our chief financial officer is also engaging in continuing education focused on the latest developments in securities laws and disclosure obligations.

The last two deficiencies were identified in July 2006 as part of our procedures for completing our financial statements for the fiscal year ended May 31, 2006. We are in the process of implementing remedial steps for these further deficiencies, which include greater oversight of our accounting and compliance function, and an active search underway for additional internal accounting and legal compliance resources. As a result of the ongoing search for additional personnel to assist in the company’s disclosure controls and procedures, management does not believe any of the deficiencies have been remediated as of the filing date of the Form 10-QSB/A.

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
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended February 28, 2006, we issued the following securities without registration under the Securities Act, in addition to issuances previously disclosed on Form 8-K.

The disclosure set forth in Item 5 below under the caption "December 2005 Issuance of Common Stock" is incorporated herein by reference.

In February 2006, we granted 1,407,805 restricted common shares to Cheryl Bostater, our Chief Financial Officer, which shares are subject to forfeiture until vested. The shares vest quarterly over three years, commencing on March 15, 2006.

In February 2006, we entered into an agreement with Bob Britts, Chief Operating Officer, pursuant to which we agreed to issue as aggregate of 150,000 shares in equal quarterly intervals over 36 months.

In February 2006, we issued an aggregate of 300,000 fully vested shares to our directors for director services.

We relied on Regulation D, Rule 506 for each of the above issuances.

In February 2006, we issued 10,000 fully vested shares to a non-executive employee for employer services. We relied on Section 4(2) of the Securities Act for this issuance.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In January 2006, we mailed to our stockholders a notice of special meeting of stockholders (to be held on February 9, 2006) and corresponding proxy statement, in each case as set forth in the Definitive Proxy Statement filed with the SEC on January 13, 2006. The purpose of the special meeting was to obtain stockholder approval of two proposals recommended by our board of directors: (1) to amend our company's articles of incorporation to change the corporate name to "Open Energy Corporation"; and (2) to amend our company's articles of incorporation to authorize the board of directors to issue shares of preferred stock having such voting powers, designations, preferences, limitations, restrictions and relative rights as the directors shall establish. Our bylaws require a majority of shares to be present in person or by proxy in order to establish a quorum for the conduct of business at a meeting of our stockholders. We did not believe a quorum was present on February 9, 2006 or at any adjournment of such meeting and, accordingly, the stockholders did not transact business and these proposals did not pass.

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

Per Mr. Britts’ employment contract, his base salary is $131,000, and the Company agreed to provide the employee with 150,000 shares (the “Stock Grant”) of the Company’s common stock, which shares shall be issued incrementally to Mr. Britts quarterly over a period of 36 months. The initial term of this Agreement will begin on April 1, 2006 and shall terminate on March 31, 2009 unless sooner terminated (“Initial Term”). If employment continues beyond the Initial Term, Employee will be employed on an at-will basis. In other words, if employment continues beyond the Initial Term, the Company and the Employee may terminate employment at any time, for any reason, without cause. In addition, if employment continues beyond the Initial Term, the Company retains the right to transfer, demote, suspend or administer discipline with or without cause and with or without notice, at any time. This is the entire understanding with regard to the at-will relationship. The at-will nature of the employment relationship may only be modified in a writing signed by Employee and the Company's President.

This disclosure is provided in lieu of disclosure under Items 1.01 and 5.02 of Form 8-K.

December 2005 Issuance of Common Stock

On December 5, 2005, we issued an aggregate of 3,089,790 shares of common stock to Carnavon Trust Reg. and Aton Select Fund Limited in consideration of an aggregate of $2,431,962 previously advanced by these investors to our company from March 2005 to October 2005. We offered and sold these shares without registration under the Securities Act to accredited investors in reliance upon the exemption provided by Rule 506 of Regulation D there under.   These shares of common stock may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements under the Securities Act. An appropriate legend was placed on the shares.

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

10.5	Employment Agreement dated April 1, 2006 with Bob Britts*+

31.1	Certification of Principal Executive Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of Principal Financial Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

* Previously filed
**   Included herewith.
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

Date: August 18, 2006