Form 10KSB
period 2006-05-31
OPEN ENERGY CORP
filed 2006-09-01
CIK 1176193

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2006

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-50450

OPEN ENERGY CORPORATION
(Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0370750 (I.R.S. Employer Identification Number)

514 Via de la Valle, Suite 200, Solana Beach, California (Address of principal executive offices)	92075 (Zip Code)

(858) 794-8800
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

(Title of Class)

Common Stock, par value $0.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.*
Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐ No ☒

The registrant’s revenues for its most recent fiscal year were $152,532.

As of August 22, 2006, the aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant was $41,474,329.**

The number of shares of Common Stock, $0.001 par value, outstanding on August 22, 2006, was 69,668,290.

*    Excludes filings on Form 8-K as provided in Rule 144(c)(i) under the Securities Act of 1933.
** Excludes the Common Stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding on August 22, 2006. The calculation does not reflect a determination that such persons are affiliates for any other purposes.

FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements. These forward looking statements are often identified by words such as "may," "will," "expect," "intend," "anticipate," "believe," "estimate," "continue," "plan" and similar expressions. These statements involve known and unknown risks, estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed for the reasons described in this Report. You should not place undue reliance on these forward-looking statements.

You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including:

•	significant uncertainty inherent in the renewable energy industry;

•
intense and increasing competition from other "clean" renewable energy companies and conventional fossil fuel based energy companies; new competitors are likely to emerge and new technologies may further increase competition;

•	our operating costs may increase beyond our current expectations and we may be unable to fully implement our current business plan;

•	our ability to obtain future financing or funds when needed;

•	our ability to successfully obtain a diverse customer base;

•	our ability to protect our intellectual property through patents, trademarks, copyrights and confidentiality agreements;

•	our ability to attract and retain a qualified employee base;

•	our ability to respond to new developments in technology and new applications of existing technology before our competitors;

•	acquisitions, business combinations, strategic partnerships, divestures, and other significant transactions may involve additional uncertainties;

•	our ability to maintain and execute a successful business strategy; and

•	we may face other risks described from time to time in periodic and current reports we file with the United States Securities and Exchange Commission, or SEC.

You also should consider carefully the statements under "Risks Related to Our Business" and other sections of this Report, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements and could materially and adversely affect our business, operating results and financial condition. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements.

The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, or factors we are unaware of, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I

ITEM 1. Description of Business

Company Overview

Open Energy Corporation is a renewable energy company focused on the development and commercialization of a portfolio of solar products and technologies capable of delivering cost competitive power, fresh water and related commodities. Our mission is to harness the power of the sun to meet the growing resource demands of sustainable 21st century development.

Our company was originally incorporated in the State of Nevada on April 11, 2002 under the name Barnabus Enterprises Ltd., and in May 2005 we changed our name to Barnabus Energy, Inc. By 2005, we had acquired gas leases and a number of existing and proposed gas wells in Alberta, Canada.  This network tied into a transport pipeline leading into the United States, where a premium for production could be obtained.

In June of 2005, we made a strategic business decision to shift our focus. Motivated by the growth in wind, solar and other renewable energy technologies and believing that market forces and legislative incentives were in place to support the industry, we decided to transform into a renewable energy company. We moved our corporate offices to Southern California in November, 2005.

In August of 2005, we signed an exclusive international license for SunCone™ CSP (concentrating solar power) technology. SunCone™ CSP was conceived by Dr. Melvin Prueitt, a physicist, inventor and former senior research scientist at the Los Alamos National Laboratory. SunCone™ CSP is capable of concentrating solar energy to heat fluid and drive a turbine to produce electricity, or to purify water using the power of the sun. The first prototype was designed and built by Hytec Engineering of Los Alamos, New Mexico. Initial testing of this prototype system was successful and we are currently working to commercialize the technology.

In August of 2005, we signed an agreement to acquire a controlling interest in Toronto-based Solar Roofing Systems, Inc. (SRS), which has a patent pending on SolarSave® photovoltaic (PV) roofing membrane.  SRS founder Norman Dodd subsequently joined our Board of Directors.  In November of 2005, we signed an agreement to acquire California-based Connect Renewable Energy, Inc. (CRE), which developed, patented, and is currently manufacturing PV integrated roofing tiles, and  CRE founder Ron Gangemi joined the Board. Both companies produce lightweight, fire-rated, waterproof, building-integrated PV roofing solutions. In March 2006, we completed the acquisition of CRE and in April 2006, we acquired the remaining interests in SRS that we did not previously own.   SRS and CRE provided our company with proprietary products and expanded manufacturing, marketing, sales and service capabilities. SRS had no sales prior to its acquisition by us.

On December 8, 2005, we sold our oil and gas holdings. In February and March 2006, we signed agreements to obtain approximately $20 million through a series of financings, and on April 21, 2006 we changed our name to Open Energy Corporation to better reflect our mission, vision and strategic objectives. We are entering a marketplace that grew by 57% in 2004 (according to the U.S. Department of Energy) with superior products, an experienced leadership team, and a clear strategic focus.

According to the U.S. Department of Energy, every hour of every day the earth receives enough solar energy to meet mankind's entire requirements for one year. It is this power we intend to utilize in order to deliver safe, clean, cost competitive products to our residential, commercial and industrial customers.

The Energy Industry

The production of electrical power is one of the world's largest industries. According to the U.S. Department of Energy's International Energy Outlook, global demand for electricity is expected to grow at annual rates of between 2% to 5% from 2003 to 2030, and the use of electricity will increase from 14.3 trillion kilowatt hours in 2002 to over 26 trillion kilowatt hours by 2025.

Increases in the world’s consumption of oil are similarly forecasted. According to OPEC, total world consumption of crude oil in 1996 was 71.7 million barrels per day. OPEC estimates that world oil consumption could reach 100 million barrels per day by the year 2020. According to BP Energy World Review, while China’s economy grew by 9.5% in 2004, this was outstripped by the rise in Chinese energy demand-up 15.1% over the year. Over the last 3 years, Chinese energy demand has risen by 65%, accounting for over half the increase in global demand over the period.

Fossil fuels are non-renewable resources, meaning that at some point the world will exhaust all known oil and natural gas reserves. The electrical utility industry and traditional oil and gas companies face many challenges in meeting the growing worldwide demand for energy, including the following:

•
Fossil Fuel Supply Constraints:  Over 65% of the world's electricity is generated from fossil fuels such as coal, oil and natural gas, according to the International Energy Agency (IEA). Limited fossil fuel supply and escalating demand for electricity should continue to drive up wholesale electricity prices, creating a need to develop new technologies for power generation.

•
Infrastructure Constraints:  In many parts of the world, the existing electricity generation and transmission infrastructure is insufficient to meet projected demand. Developing and building a centralized power supply and delivery infrastructure is capital intensive. This has left the electricity supply insufficient to meet demand in some areas, resulting in both scheduled and unscheduled blackouts.

•
Desire for Energy Security:  Given the political and economic instability in the major oil and gas producing regions of the world, governments are trying to reduce their dependence on foreign sources of fossil fuels. According to the World Bank, over 60% of the energy used in Germany, Italy and Spain, over 80% of the energy used in Japan and Korea, and over 25% of the energy used in the U.S. is imported. Reducing these imports would bolster the energy security of these countries.

An underlying consideration concerning the delivery of electricity is the location of the generation source relative to the location of the end-use consumption. Over the past century, the economics of power plant construction supported larger and larger central station sites linked to transmission lines spanning great distances to reach the ultimate consumer. These economic considerations have been altered by the advent of smaller scale technologies that can provide electricity at competitive prices near the place of consumption. The combination of economic factors and of advances in generation technologies opens the market to an opportunity for "distributed generation" of electricity in combination with traditional grid resources. Open Energy's PV products are directed at this renewable distributed generation environment.

Environmental Issues

In addition to the fundamental challenges described above, the energy industry has increasingly become the target of environmental concerns. Government regulators have strengthened air and water emissions control requirements over the past decade. New U.S. power plants are required to install emission control technologies, which can be costly. This expense causes electricity from new fossil fuel-fired plants to cost more than electricity from existing power plants, which increases retail electric rates over time. To date, concerns regarding negative environmental impacts have slowed oil and gas exploration in the Alaskan Wildlife Preserve, the California coastal waters, and many other locations around the world.

At the same time, climate change risks have created international political momentum to implement green house gas reduction strategies. In 1992, The United Nations Framework Convention on Climate Change was adopted and signed by 154 nations. Despite a boycott by the United States, as of 2000, 184 nations were party to the Convention (better known as the Kyoto Protocol). It calls for the reduction of green house gas emissions to 5% less than 1990 levels by 2012, and provides carbon trading and funding initiatives to develop alternative sources of renewable energy. The Kyoto Protocol has motivated a number of legislative initiatives and corporate policies which have contributed to the growth of the renewable energy industry.

Government Initiatives

Rising energy costs, declining oil and gas reserves, and growing concerns about the environmental and political impacts of the world’s dependence on fossil fuels has ignited global interest in renewable energy alternatives. Europe and Japan have led this charge by providing substantial government subsidies, tax rebates, feed-in tariffs and other financial support for the development and implementation of green power technologies. As a result, according to the publication European Daily Electricity Markets, Germany already derives 10% of its power from renewable energy sources, and according to the IEA, Japan leads the world in photovoltaic cell production.

In 2005, President Bush signed into law a major energy bill that includes federal tax credits, renewable portfolio standards and other programs designed to accelerate the adoption of renewable energy alternatives. Renewable portfolio standards are regulations that require that a certain percentage of electricity produced in a state be derived from renewable sources. Colorado, New Jersey and Pennsylvania are among 15 states, in addition to the District of Columbia, that have implemented renewable portfolio standards.

All 50 States now have one or more renewable energy incentive programs, including net metering, renewable portfolio standards, tax credits, loans and grant programs. In December of 2005, the California Public Utility Commission created the largest solar energy bill in U.S. history, providing $3.2 billion in rebates over the next 11 years to support distributed generation solar systems.

Alternative Energy Technologies

According to the IEA, as of 1993, hydroelectric power plants generated 16% of worldwide electricity, but creating additional projects will flood agricultural land and destroy natural habitats.

According to the World Nuclear Association, nuclear energy contributes another 16% of electrical energy to the international grid, but uranium is a non-renewable resource and the challenges of safe disposal of radioactive waste remain a concern.

Biomass is organic material that has stored sunlight in the form of chemical energy. Biomass fuels include wood, agricultural bi-products, and even municipal solid waste. When burned, the chemical energy is released as thermal energy, which has been used to cook food and heat dwellings ever since man discovered fire. Although long regarded as a non-commercial subsistence energy source, there is growing recognition of the social and economic advantages of sustainable biomass power generation. Various studies conclude that it is possible to fulfill between 5 and 10% of Germany's primary energy requirements by using biomass energy.

Today's wind turbines can efficiently generate electricity from 5 kilowatt (kW) home systems to giant 100 foot towers arrayed along utility power lines, generating over 4 megawatts (MW) of power per turbine. Various tax incentives and long-term power purchase agreements have created a booming industry in wind energy. According to the Global Wind Energy Council, total global capacity grew 20% in 2004, to 47,317 MW, with Spain and Germany accounting for fully half this growth. New government incentives are stimulating a resurgence of the domestic wind energy industry, but its penetration is limited by space constraints, wind availability, and zoning restrictions. Additionally, peak wind availability is unpredictable and may not coincide with peak electricity demand.

Geothermal power plants are yet another example of a renewable energy alternative. Iceland, an area rich in geothermal resources, has proposed to use this energy and free itself entirely from fossil fuels. Electricity can also be derived from tidal flows and wave action. The oceans cover 70% of the earth's surface, making them the world's largest solar collectors. Theoretically, one could use the heat differential between surface and deep water for electrical generation, or develop large-scale mechanical devices such as those proposed by Ocean Power Delivery Limited to force water through turbines using wave or tidal action, but these technologies remain in the development phase and will require significant capital to commercialize.

Photovoltaic Systems

In 1953, Bell Laboratory invented the first photovoltaic cell, a thin sandwich of silicon and metal capable of converting sunlight directly into electricity. Though widely used in remote locations and on space satellites since then, the market for grid connected PV power has undergone significant growth in the last several years, expanding 57% in 2004 alone, according to the U.S. Department of Energy. Industry publication SolarBuzz reports that on-grid applications, where solar power is used to supplement a customer's electricity purchased from a utility network, represent the largest and fastest growing segment of the market, accounting for 77% of such market.

Growth in installed solar power systems has been stimulated by long-term government subsidies, tax incentives and feed-in tariffs (requiring the utilities to buy back excess power generated by privately owned PV systems). According to the IEA, Japan leads the world in PV cell production with 604 MW, followed by Germany with 198 MW of production capacity. With 30% federal tax credits provided by the recently enacted U.S. Energy Bill, coupled with state rebates and tax incentives, the U.S. posted solid 35% growth in PV system installations, and now ranks third in the world. California alone had 75 MW of installed solar PV systems as of 2004.

PV advantages include security, system reliability, low maintenance, modularity and flexibility of design, as well as significant environmental benefits (carbon neutral, fossil fuel independent). PV also supports the trend toward distributed (point-of-use) power generation. We believe that capacity constraints, increased demand for power reliability, and the challenges of building new centralized power plants will increase the demand for distributed generation.

One of the most significant drawbacks of PV is the high initial cost of individual systems. Solar power can cost twice as much as grid power. This is due almost entirely to the high cost of PV cells, which depends upon the cost and availability of semi-conductor grade silicon. While technical developments are underway in thin film, membrane and other non-crystalline based materials, over 90% of the industry currently relies upon crystalline silicon cells. The major PV cell suppliers are listed below. They represented 87% of the 2004 global PV production capacity (source: industry publication Renewable Energy World ):

Company	Production (MW)
Sharp	324
Kyocera	105
BP Solar	85
Mitsubishi	75
Q-Cells	75
Shell Solar	72
Sanyo	65
Schott Solar	63
Isofoton	53
Motech	35
Suntech	28
Deutsche Cell	28
General Electric	25
Photowatt	22

Concentrating Solar Power (CSP)

CSP technologies are based on concentrating solar radiation to heat fluids, which can then be used to generate industrial heating or cooling, to produce electricity, or to desalinate water. The first commercially scaled CSP systems were built in Southern California in the mid-1980's and continue to deliver power to the Los Angeles basin. CSP's can provide safe, clean, economical, renewable power in either large-scale, grid-connected installations, or remote off-grid locations.

Three basic CSP systems are employed today. Trough systems utilize long rows of parabolic mirrors to focus sunlight on a pipe through which a heating fluid flows. These troughs track the sun along its axis. The fluid transfers energy to a conventional steam turbine in order to generate electricity. While, according to the U.S. Department of Energy, solar trough systems have relatively low efficiency (10%-15%) and have high capital and maintenance costs, they are a proven renewable energy technology. As a result, large scale CSP systems are currently being built in Southern California, Spain, Israel and other sun-belt regions of the world.

A second type of CSP system utilizes large parabolic mirrors to focus energy on a target. The target can either be small gas turbine, or a Stirling engine, both of which generate electricity. These dish systems are capable of generating very high temperatures, but they are expensive to build and maintain, and require very accurate sun tracking devices. A third basic CSP system deploys a series of tracking mirrors to concentrate sunlight on a central tower. According to the U.S. Department of Energy, these tower systems are capable of achieving internal temperatures of 567°C. The energy is absorbed by a working fluid or process gas, and then used to generate steam to power a conventional turbine.

Compared to other energy technologies, solar power's benefits include:

•
Environmental Superiority.  Solar power is one of the most benign electric generation resources. Solar cells and CSP systems generate electricity without significant air or water emissions, habitat impact or waste generation.

•
Price Stability.  Unlike fossil fuels, solar energy has no fuel price volatility or delivery risk. Although there is variability in the amount and timing of sunlight, it is predictable, and a properly configured system can be designed to be highly reliable while providing long-term, fixed price electricity.

•
Location Flexibility .  Unlike other renewable resources such as hydroelectric or wind power, solar power can be generated where it is needed. This limits the expense and energy losses associated with transmission and distribution of large, centralized power stations.

•	Peak Generation. Solar power is well-suited to match peak energy needs as maximum sunlight hours generally correspond to peak demand periods when electricity prices are at their highest.

•	System Modularity. Solar power products can be deployed in many sizes and configurations to meet the specific needs of the customer. Modules can be added as power requirements increase.

•	Reliability. With no moving parts or regular required maintenance, photovoltaic systems are among the most reliable forms of electricity generation.

Our Strategy

Our business strategy includes the acquisition and development of renewable energy technologies, and the manufacturing and marketing of innovative products, in order to provide superior solutions to our customers. In so doing, we believe we will generate substantial value for our stockholders while contributing to energy security, social equity, and protection of the ecosystems upon which life depends. We plan to accomplish our business strategy by:

•	Building strong domestic and international demand for SolarSave® products through industry promotion, and through our network of dealers and solar integrators;

•	Expanding our manufacturing capacities, production efficiencies and PV cell supplier relationships in order to meet the market demand for our PV products;

•	Advancing our products, improving their quality and driving down their costs in order to be competitive in the renewable energy industry; and

•	Completing the development of SunCone™ CSP and beginning to manufacture and market commercial units, with particular emphasis on distributed water and power systems.

Our Products

SolarSave® Roofing Membranes

Led by a team of building materials designers and photovoltaic experts, we have developed high-efficiency solar-powered roofing membranes for commercial, industrial and institutional applications. SolarSave® Roofing Membranes encapsulate crystalline solar cells in composite materials which are laminated under pressure to create lightweight, waterproof, fire rated, and aesthetically appealing solar roofing material for flat or low slope commercial roofing applications. Features and benefits of the product include:

•	Crystalline cells that provide high-efficiency power output

•	Membranes that can be installed over existing roof surfaces

•	SolarSave® Roofing Membranes may be installed so as to constitute an entire roof, in lieu of traditional roofing material

•	Fully integrated, Class A fire-rated, UL 1703 and 1741 approved, CEC-listed and CSA-approved roofing membranes that are rapidly installed and easily maintained

•	Compatibility with premium quality system components (inverters, controllers, batteries)

•	Light weight -eliminates the need for roof reinforcement or additional framing

•	Fully scaleable and expandable design that allows for additional modules to increase power

•	Heavy duty junction boxes, output cables and polarized weatherproof connectors

•	Embedded bypass diodes to minimize power drop caused by shading or debris

•	Reduced water ponding and wind uplift, keeping roof substructure dry and mold-free

SolarSave® Roofing Tiles

While SolarSave® Roofing Membranes are well suited for low-slope commercial or industrial buildings, we believe that SolarSave® PV Roofing Tiles are better suited for residential housing projects, where the use of slate or ceramic tiles is prevalent. We have developed and are now producing a line of photovoltaic tiles that blend seamlessly with the colors and edge profiles of the most commonly used cement tiles. SolarSave® Roofing Tiles are waterproof, fire-rated building materials that require no external framing or roof penetration. They can be safely and easily installed by professional roofing contractors. SolarSave® Tiles have the following features and benefits:

•	Easily installed in accordance with Roof Tile Institute standards by building professionals

•	Robust, weatherproof, Class A fire-rated, UL 1703 and 1741 approved, CEC-listed and CSA-approved roofing material with a single-source 20-year warranty

•	Tile sizes, shapes and colors can be customized to match traditional roofing products

•	Modular, expandable system: PV tiles can be added to the system to increase power output

•	Low voltage system is safer and easier to install than higher voltage systems

•	"Short String" inverter with one of the highest DC to AC conversion ratios in the industry

•	Flexible reinforced lamination protects crystalline cells from damage or breakage

•	Edge profiles naturally shed water and have a wind load rating to 125 mph with clips

SolarSave® Architectural Glass

Open Energy Corporation also designs and manufactures custom PV glass laminates to meet the aesthetic, performance and structural requirements of designers and architects. Sizes, shapes and configurations can be built to match virtually any specification available today, allowing for a direct substitution for monolithic, laminated or insulated glass panels. It is often desirable to achieve translucency in photovoltaic skylight applications. While a standard photovoltaic cell is an opaque 125 mm square, our cells can be arranged within clear glass panels to provide appropriate light levels and shading coefficients. A wide variety of colors, thickness, patterns, and shapes can be produced.

SolarSave® Balance-of-Systems

Open Energy Corporation also designs and manufactures balance-of-systems components that complete the solar energy power conversion operation. The PV cells embedded in our tile, glass, or membrane products generate direct current. SolarSave® Balance of System products, which include inverters, combiners, fuse blocks and other accessories, convert the DC power into standard 120-volt AC and integrate this power into grid-connected systems in homes and buildings. All SolarSave® Balance of System products are Underwriters Laboratories Inc. or CSA certified and National Electric Code compliant. The products come in a range of sizes that complement the installation into varying project configurations. We provide consulting in the design, configuration, certification, installation and service of SolarSave® Balance of System products directly or through our network of installers and solar integrators across the U.S.

The Manufacturing Process

We manufacture SolarSave® membranes in a 9,950 sq. ft. facility in Aurora, Ontario, Canada. Our proprietary process is unique when compared to the construction of traditional solar modules. The process starts by assembling and soldering PV cells into strings in our stringing department. The strings are transported to the lay-up department and placed on specially designed tables.  The module layout consists of 18 strings of nine cells (minus two cells for the junction box) with bypass diodes encapsulated to prevent overheating should one cell become shaded.  A high-modulus composite back sheet is laid down to provide rigidity to the product, followed by layers of ethylene vinyl acetate (EVA), cells and other sheeting materials in order to build a multi-layer "sandwich". The modules are then baked at high temperature under vacuum pressure in custom laminators for a set time, allowing the EVA to cross link to form permanent bonds between the laminations. The final step is taken in the gluing department, where the panels are adhered to sheets of PVC roofing membrane material.

SolarSave® PV Tiles are manufactured in our 8,000 sq. ft. facility in Grass Valley, California. Pre-assembled PV modules are glued in place into the bases, output tabs are secured, and junction box bases are installed into place. Then, the circuit boards of the blocking diodes are placed on the junction box bases. At this point, quality checks verify power output and proper circuitry. SolarSave® PV Tiles are then placed in customized packaging designed to be conveyed onto the roof at any given job site, rapidly unpacked and easily installed by traditional roofing contractors.

SolarSave® Architectural PV Glass is specified by architects and designers seeking to incorporate photovoltaics directly into skylights, glass canopies, or vertical glass curtain walls. We string PV cells together in our Canadian facility, then lay them between EVA top and bottom sheets. These in turn are sandwiched between top and bottom sheets of glass per the colors, dimensions and technical specifications of the project. The glass panels are placed in a special laminator and processed under heat and vacuum pressure to create a bonded product. It is removed from the laminator, trimmed, and packaged for safe shipment to the job site.

We also design and build customized system components engineered to be used in concert with the power output specifications of each of our PV systems. These balance-of-system components include inverters, combiners and various other accessories, including fuse blocks. In our Grass Valley facility, we produce high and low voltage combiner boxes and inverters for residential applications. For commercial installations we also manufacture combiners, and specify (and at times modify) inverters from various OEM suppliers.

Our Marketing Strategy

The initial target customers for our SolarSave® photovoltaic product line include:

•	Architects and Specifiers

•	Developers, Builders and Construction Companies

•	Commercial and Industrial Building Owners

•	Engineering Firms and Electrical Contractors

•	Property Management Companies

•	Solar Integrators, Distributors and Agents

•	Roofing Companies and Contractors

•	Public Administrators and City Planners

•	Hotel/Resort Owners and Developers

•	Educational Institutions

•	Government Purchasing Officers

•	International Development Agencies

We promote our building-integrated PV products through a series of focused marketing channels that include trade publications, attendance at key industry trade shows, direct mail campaigns, on-line advertising, and relationship marketing to our expanding network of dealers and solar integrators. The goal of our promotional campaign is to establish strong industry and consumer recognition for SolarSave® PV products, and to emphasize their superior features and benefits.

Our Sales Strategy

We are selling our SolarSave® membranes, tiles, architectural glass and balance-of-system products primarily through our distribution network of solar integrators, dealers and installers. We intend to further expand and support our network with training materials, co-op advertising, and other promotional efforts. Leads from print advertisements, trade shows and our web site are gathered, entered into a central data base, then distributed to our dealers.  Future sales initiatives may include international opportunities, particularly in Europe, China and the Middle East.

We are currently involved in two high-profile projects. We have a purchase order from the new California Academy of Science in San Francisco's Golden Gate Park for a PV glass canopy, which we expect to ship between December 1, 2006, and September 1, 2007 and have recently installed a new solar tile roof for the new Environmental Science Center in Lake Tahoe.

As of May 31, 2006, our backlog orders believed to be firm were approximately $5,700,000 of which a majority are expected to be filled during the fiscal year ending May 31, 2007. We had no backlog as of May 31, 2005. Our sales typically rely upon standard purchase orders for delivery of products. Customer relationships are generally not subject to long-term contracts. However, we do have one contract and expect to have future contracts that specify a delivery date several months from the contract date. Products to be delivered and the related delivery schedules are generally subject to revision by our customers. Accordingly, our backlog at any particular date is not necessarily representative of actual sales for any succeeding period.

Research & Development

In July of 2005, Open Energy Corporation became the exclusive worldwide licensee of a solar thermal technology invented and patented by Dr. Melvin Prueitt, a physicist and research scientist from the Los Alamos National Laboratory. SunCone™ CSP utilizes non-imaging optical cones made of reflective composites to concentrate sunlight on rods at the base of each cone. A series of these cones can be mounted to a base through which a heating fluid flows. The cones stay relatively cool, but the fluid is superheated, then used to produce steam to drive a turbine and produce electricity. This same system can be coupled with reverse osmosis membranes or flash distillation equipment to produce fresh water from salt or brackish sources.

We believe that SunCone™ CSP (Concentrating Solar Power) has the potential to be less expensive to build, operate and maintain than competitive parabolic trough or dish systems. In 2006, we enlisted the services of Hytec Engineering of New Mexico to build the first full-scale SunCone™ CSP prototype. Initial testing of this prototype system was successful. We have now redesigned Suncone™ CSP to achieve a more cost effective design and are in the process of submitting our patent application.

The Competition

We face competition from domestic and international companies actively engaged in the manufacturing and distribution of solar PV systems, as well as from emerging technologies that may become viable in the next several years. The best funded and most powerful of these multi-national corporations also produce photovoltaic cells. They include Sharp Corporation, Kyocera Corporation, BP Solar and GE Solar (formerly AstroPower).  While these competitors utilize high efficiency crystalline PV cells, we believe that our building-integrated roofing products have significant advantages over most other PV product offerings. In most cases, competitors produce modules (framed arrays of PV cells) that must be rack mounted externally to the building, creating potential damage to the structure, generating maintenance problems, and detracting from their visual appearance. Our competitors include the following companies:

BP Solar designs, manufactures, markets and installs solar electric systems for a wide range of applications in the residential, commercial and industrial sectors. They also produce about 5% of the PV cells used in the world today. BP Solar products have features which include framing to withstand up to 125 mph winds, EVA encapsulation, anti-reflective coatings, 25 year warranty for power and 5 year warranty for materials, and international safety, performance, and manufacturing certifications (UL, FM, TUV, others).

Evergreen Solar is a vertically integrated PV company that produces modules rated up to 190 watts with 12.7% efficiencies. They provide anti-reflection glass and a maximum TUV voltage rating of 1000 volts (UL rated to 600 volts). Evergreen’s product design is screw-less, with a double walled deep frame with integrated water drainage. Their advanced solar technology includes string ribbon polycrystalline cells that use half as much silicon per watt and outperform thin film alternatives. They also use proprietary cell fabrication.

First Solar LLC claims to have developed a Cadmium Tellurium based thin film product that produces high energy output across a wide range of climatic conditions. We believe this frameless laminate is relatively cost effective and recyclable, but of lower output efficiency than either SolarSave® tiles or membranes.

GE Solar’s technologies are also based on crystalline silicon wafers. Their module product line spans a range from 30 to 200 watts and are designed to meet international safety and performance certifications. They utilize anodized metal frames for strength and mounting convenience. Roofing modules have a 25 year power warranty and 5 year material warranty. They have just released an energy system trademarked as “Brilliance” that allows homebuilders to purchase the required solar components in an all-inclusive package for reliability and performance.

Kyocera produces 8% of all PV cells currently used in the industry today. They claim to have perfected a new surface treatment technology called “d.Blue” that processes crystalline silicon cells in order to produce a surface texture which minimizes reflectance and increases efficiency. Kyocera’s modules are available in 167 watts and 125 watts panels. They come with a 25 year power output warranty. Kyocera develops solar technologies for residential and industrial applications.

Powerlight began as a solar integrator (installer), but is now vertically integrated via its own modules, which utilize high-efficiency SunPower cells. They are a global provider of large-scale solar systems to commercial, industrial and residential markets. Their latest technological advance is the “Powertilt” which is angled at 10 degrees to maximize energy output. Powerlight uses non-penetrating modules that interlock for secure, rapid installation. Powerlight is involved in some large projects with big corporations such as Johnson & Johnson and many others.

Sharp is the market leader in PV, producing just over 24% of the cells used today. The company utilizes polycrystalline cells for roofing modules, with 62-watt maximum power output. Their roofing systems are equipped with water channeling for weather blocking. They are UL and ISO certified with a 25 year warranty on power output. They claim that their systems can function in temperatures from minus 40 to 194 degrees Fahrenheit. Sharp recently introduced triangular modules to fit diverse angled and shaped roofing surface areas.

Shell Solar is focused almost exclusively on producing CIS (Copper Indium di-Selenide) thin-film technologies. This technology does not use silicon in production and the metal solutions are sprayed onto glass sheets in layers eliminating wiring and assembly. Shell solar products are sold through SolarWorld.

Solar Integrated Technologies (SIT) has developed an integrated roofing membrane that utilizes thin film technology. This flexible, amorphous silicon product has a 20 year warranty for operations and maintenance. Despite the relatively low electrical output, SIT has had a number of installations on commercial and industrial buildings, the most notable being the Frito Lay Distribution facility in Southern California. They also work with Coca-Cola, GE, the US Airforce, and Wal-Mart.

Unisolar uses amorphous silicon polymer glazes in conjunction with a metal roofing material. Applied with a "peel and stick" method (adhesive to metal), we believe the product is presently limited in dimension to 9-foot and 18-foot lengths and has a power generating potential of 6 watts per square foot. Unisolar's Solar Laminates range from 64W to 136W. They produce Solar Shingles that won the Popular Science Grand Award for ‘Best of What’s New’ in environmental technology as well as Discover Magazine’s ‘Technological Innovation Award’.

Atlantis Energy is a European manufacturer of Sunslate™ PV tiles, that incorporate base and plug connectors from Switzerland. Atlantis has purchased a PV laminator creating modules up to 3600mm x 2050mm.

Conergy is a solar company based out of Germany. Conergy provides PV modules as well as solar thermal systems, solar water pumps, and small wind power. Conergy works closely with Sanyo, GE and SunTech to create their PV modules. They have partnered to implement PV systems from 1kW systems to the world’s largest PV power station with 10MW capacity. Conergy sells only via distribution partners.

Mitsubishi Electric is the sixth largest producer of PV cells. They also manufacture modules for commercial and residential applications. Their polycrystalline PV cells and systems are UL and TUV certified, and their plant is registered in compliance with ISO standards. Mitsubishi is currently preparing to release a PV inverter for European market.

Sanyo is the fourth largest producer of PV cells. They produce 190, 195 and 200 watt mono-crystalline modules for domestic and commercial applications. This Japanese company uses an anti-reflective coating to maximize sunlight absorption, and their HIT modules allegedly produce the most power per square meter of panel combining single crystalline cells with amorphous silicon. HIT cells have reported above 20% efficiency rating, one of the highest in the industry.

Schott Solar is a German company that manufactures approximately 130 MW of cells, about 5% of global PV production capacity. Schott produces solar modules as well as stand-alone systems for decentral power supply and ASI thin film solar cells and modules. Using both crystalline and thinfilm technologies Schott works with residential and commercial installations.

Solar Century is a UK based company that works with solar photovoltaics and solar thermal productions. They have developed the C21e which is a roof integrated, solar electric tile with 52 watt power output. Solar Century gives a 20 year warranty for its roofing tiles. They work within the domestic, commercial and public sector. Solar centuries ‘Complete Solar Roof’ won the ‘best product for the building envelope’ as well as ‘best overall product’ at the construction industries showcase exhibition at Interbuild 2006.

Suntech is the leading Chinese manufacturer of solar cells and modules, and the eighth largest solar cell producer in the world. They produce polycrystalline silicon thin-film products that require less silicon than many of their competitors. Suntech also produces 165, 170 and 175 Watt modules and provide a 2 year warranty on materials; 12 year warranty on 90% of the minimum output; and a 25 year warranty on 80% of the minimum output. Suntech is IEC and UL rated.

There are also a number of emerging photovoltaic technologies beginning to appear on the market. Many of these innovations are originating in Germany, where the government has made major commitments to renewable energy initiatives. These companies include the following

Konarka develops light activated power plastics that are flexible and lightweight. It is not a silicon based cell; instead it is made from conducting polymers and nano-engineered materials that can be coated or printed onto a surface. The new material is a wireless application and installation that can work on laptops or cell phones as well as buildings. The product can also be manufactured with custom colors and patterns.

Nanosolar has created roll-print solar cells that require only 1/100th as thick an absorber as a silicon-wafer cell. It was named one of the Top 5 Small Tech companies by ‘Small Times’. Nanosolar works to create printable semiconductors and nano-components in solar technology. The ‘PowerSheet’ will be available in 2007 and in an A-100 cell solar electric product and the ‘SolarPly’ which is non-fragile and flexible solar-electric ‘carpet’ for integration with commercial roofing membranes.

The chart below summarizes features of Open Energy's SolarSave® products relative to our major competitors.

Product	High Power Density	Building Integrated System	Light Weight	20-Year Product Warranty	Class A Fire Rating	No External Racking	No Roof Penetration	Ease of Installation & Maintenance	Can be walked on	Color Availability
SolarSave™ Membrane	+	+	+	+	+	+	+	+	+
SolarSave™ Tiles	+	+		+	+	+	+	+	+	+
SIT		+	+	+	+	+	+	+
Power Light	+	+		+	+	+	+
UniSolar		+		+		+	+
Evergreen				+			+
Atlantis					+				+
Sharp Solar	+			+	+
Kyocera	+			+	+
BP Solar	+			+	+
GE Solar	+			+	+

Intellectual Property

We rely on a combination of patent, copyright, trade secret, trademark and contractual protection to establish and protect our proprietary rights. SolarSave® is a registered trademark in the United States and we have U.S. filed registration applications for SunCone™, the OE Logo, Open Energy™ and other trademarks. We require our customers to enter into confidentiality and nondisclosure agreements before we disclose any sensitive aspects of our solar technologies or strategic plans, and we typically enter into proprietary information agreements with employees and consultants. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our technology. It is difficult to monitor unauthorized use of technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as laws in the United States. In addition, our competitors may independently develop technology similar to ours. Our precautions may not prevent misappropriation or infringement of our intellectual property.

As of July, 2006, in the United States we had two issued patents, three U.S. patent applications pending and one foreign patent applications pending. Pursuant to an agreement with Dr. Melvin Prueitt, we are the exclusive licensee of a provisional U.S. Patent application. We have redesigned Suncone™ CSP to achieve a cost effective design and are in the process of submitting our patent application. Our issued patents expire beginning 2013. We intend to continue assessing appropriate opportunities for patent protection of those aspects of our technology that we believe provide significant competitive advantages to us, and for licensing opportunities of new technologies relevant to our business.

Although we apply for patents to protect our technology, our revenue is not dependent on any one patent we own and we currently rely on trade secret rights to protect our proprietary information and know-how. We also employ proprietary processes and customized equipment in our Aurora, Ontario, Canada manufacturing facility. We do not know if our current or future patent applications will result in patents being issued with the scope of the claims we seek, if at all, or whether any patents we may receive will be challenged, invalidated or declared unenforceable.

Environmental Regulations

We use, generate and discharge toxic, volatile or otherwise hazardous chemicals and wastes in our research and development and manufacturing activities. We are subject to a variety of foreign, federal, state and local governmental laws and regulations related to the purchase, storage, use and disposal of hazardous materials. If we fail to comply with present or future environmental laws and regulations, we could be subject to fines, suspension of production or a cessation of operations. In addition, under some foreign, federal, state and local statutes and regulations, a governmental agency may seek recovery and response costs from operators of property where releases of hazardous substances have occurred or are ongoing, even if the operator was not responsible for the release or otherwise was not at fault.

We believe that we have all environmental permits necessary to conduct our business and expect to obtain all necessary environmental permits for our new facility in Grass Valley. We believe that we have properly handled our hazardous materials and wastes and have appropriately remediated any contamination at any of our premises. We are not aware of any pending or threatened environmental investigation, proceeding or action by foreign, federal, state or local agencies, or third parties involving our current facilities. Any failure by us to control the use of or to restrict adequately the discharge of, hazardous substances could subject us to substantial financial liabilities, operational interruptions and adverse publicity, any of which could materially and adversely affect our business, results of operations and financial condition.

Employees

Our corporate office currently has 7 employees. Upon the acquisition of Solar Roofing Systems, Inc. we gained 18 full-time employees, 10 of which are production related. Upon the acquisition of Connect Renewable Energy, Inc., we gained 12 full-time employees, of which 3 are production related. Our current full-time headcount is 47 employees. We anticipate that by May 31, 2007, we will have approximately 25 production related employees, 20 corporate and administrative employees, 5 in research and development, and 10 in sales and marketing.

RISKS RELATED TO OUR BUSINESS

Investors should carefully consider the risks described below before deciding whether to invest in our common stock. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also impair our business operations and financial results. If any of the following risks actually occurs, our business, financial condition or results of operations could be adversely affected. In such case, the trading price of our common stock could decline and you could lose all or part of your investment. Our filings with the Securities and Exchange Commission also contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks we face described below. See "Forward-Looking Statements."

The execution of our business plan will require substantial funds. Our stockholders may be adversely affected if we issue additional debt or equity securities to obtain financing.

We will require substantial funds to execute our business plan. We anticipate that such funds will be obtained from external sources and intend to seek additional equity or debt financing to fund future operations.

Our actual capital requirements may vary. Additional funding may not be available on favorable terms, if at all. Additional funding may only be available on terms that may, for example, cause substantial dilution to common stockholders, and have liquidation preferences or pre-emptive rights. If we raise additional funds by issuing debt or equity securities, existing stockholders may be adversely affected because new investors may have rights superior to those of current stockholders, and current stockholders may be diluted. If we do not succeed in raising needed funds, we could be forced to discontinue operations entirely.

We have a history of losses and anticipate future losses.

We have incurred significant losses from operations. As shown in our consolidated financial statements, for the fiscal year ended May 31, 2006, we have incurred a cumulative net loss of $12,900,794 from operations. We are unsure if or when we will become profitable.

Our stock price is highly volatile, and the value of an investment in our common stock may be subject to sudden decreases.

The trading price for our common stock has been, and is expected to continue to be, volatile. During the 52-week period ended August 22, 2006, the high and low closing prices of a share of our common stock were $2.50 and $0.60, respectively. The price at which our common stock trades depends upon a number of factors, including the market's perception of the prospects for companies in our industry and general market and economic conditions which are beyond our control. Factors such as fluctuations in our financial and operating results, changes in government regulations affecting product or service approvals or other aspects of our business, announcements of technological innovations or new commercial products by our competitors, developments concerning our intellectual property rights, significant collaborations or strategic alliances and publicity regarding actual or potential performance of products under development by us or our competitors could also cause the market price of our common stock to fluctuate substantially. Moreover, our common stock may be subject to greater price volatility than the stock market as a whole.

Evaluating our business and future prospects may be difficult due to the rapidly changing market landscape.

There is limited historical information available about our company upon which you can base your evaluation of our business and prospects. We first shipped renewable energy commercial products in December 2005. Relative to the entire solar industry, we have shipped only a very small number of products.

The market we are addressing is rapidly evolving and is experiencing technological advances and new market entrants. Our future success will require us to scale our manufacturing capability significantly beyond our current capacity, and our business model and technologies are unproven at significant scale. Moreover, the SunCone™ CSP system is only in the early stages of development and we have limited experience upon which to predict whether it can be successfully commercialized. As a result, you should consider our business and prospects in light of the risks, expenses and challenges that we will face as an early-stage company seeking to develop and manufacture new products in a growing and rapidly evolving market.

There is a shortage of semi-conductor grade silicon and the photovoltaic (PV) cells made from this material, upon which our products depend, that may constrain our revenue growth. The price that we pay for photovoltaic cells has increased recently and we expect these price increases to continue, which may further delay our profitability. Additionally, we may not have sufficient financial resources to take advantage of supply opportunities as they may arise.

Silicon is an essential raw material in the production of PV cells. There is currently an industry-wide shortage of silicon ingots, which has resulted in significant price increases. Increases in silicon prices may impact our manufacturing costs in the future. As demand for PV cells has increased, a number of manufacturers have announced plans to add additional capacity. As this manufacturing capacity becomes operational, it will increase the demand for silicon and further exacerbate the current shortage. Polysilicon is also used in the semiconductor industry generally, and any increase in demand from that sector will compound the shortage. The production of silicon is capital intensive and adding additional capacity requires significant lead time. We do not believe that the supply imbalance will be remedied in the near term, and we expect that silicon demand will continue to outstrip supply for the foreseeable future.

Our dependence on a limited number of third party suppliers for raw materials could prevent us from delivering our products to our customers within required timeframes, which could result in order cancellations and substantial harm to our business.

We manufacture our products using materials and components procured from a limited number of third-party suppliers. We currently purchase most of our PV cells from a single supplier. If we fail to maintain our relationships with this supplier, or to secure additional supply sources from other cell suppliers, we may be unable to manufacture our products or our products may be available only at a higher cost or after a long delay, which could prevent us from delivering our products to our customers within required timeframes, and we may experience order cancellations and our business may fail. We currently do not have contracts with suppliers sufficient to meet our current sales projections, and may not be able to procure sufficient quantities of the materials and components necessary to manufacture our products on acceptable commercial terms or at all. To the extent the processes that our suppliers use to manufacture materials and components are proprietary, we may be unable to obtain comparable materials and components from alternative suppliers. The failure of a supplier to supply materials and components in a timely manner, or to supply materials and components that meet our quality, quantity and cost requirements could impair our ability to manufacture our products or increase their costs, particularly if we are unable to obtain substitute sources of these materials and components on a timely basis or on terms acceptable to us. In order to obtain required supplies, we may need to make large inventory purchases on short notice, and prior to having purchase orders or deposits from our customers for product using the full amount of silicon required to be purchased. We may not have sufficient financial resources to make these purchases, which may exacerbate supply shortages.

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

•
our failure to produce products that compete favorably against conventional energy sources and alternative distributed-generation technologies, such as wind, biomass and solar thermal, on the basis of cost, quality and performance;

•	whether customers will accept our new designs under development; and

•	our failure to develop and maintain successful relationships with distributors, systems integrators and other resellers, as well as strategic partners.

If our products fail to gain market acceptance, we will be unable to achieve sales and market share.

Technological changes in the solar power industry could render our products uncompetitive or obsolete, which could prevent us from achieving market share and sales.

Our failure to refine our technology and to develop and introduce new products could cause our products to become uncompetitive or obsolete, which could prevent us from achieving market share and sales. The solar power industry is rapidly evolving and highly competitive. We will need to invest significant financial resources in research and development to keep pace with technological advances in the solar power industry and to compete in the future and we may be unable to secure such financing. We believe that a variety of competing solar power technologies may be under development by other companies that could result in lower manufacturing costs or higher product performance than those expected for our products. Our development efforts may be rendered obsolete by the technological advances of others, and other technologies may prove more advantageous for the commercialization of solar power products.

Existing regulations and changes to such regulations may present technical, regulatory and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for our products.

The market for electricity generation products is heavily influenced by foreign, federal, state and local government regulations and policies concerning the electric utility industry, as well as internal policies and regulations promulgated by electric utilities. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation. In the United States and in a number of other countries, these regulations and policies are being modified and may continue to be modified. Customer purchases of, or further investment in the research and development of, alternative energy sources, including solar power technology, could be deterred by these regulations and policies, which could result in a significant reduction in the potential demand for our solar power products. For example, utility companies commonly charge fees to larger, industrial customers for disconnecting from the electric grid or for having the capacity to use power from the electric grid for back-up purposes. These fees could increase the cost to our customers of using our solar power products and make them less desirable, which would harm our business, prospects, results of operations and financial condition. We anticipate that our solar power products and their installation will be subject to oversight and regulation in accordance with national and local ordinances relating to building codes, safety, environmental protection, utility interconnection and metering and related matters. There is also a burden in having to track the requirements of individual states and design equipment to comply with the varying standards. Any new government regulations or utility policies pertaining to our solar power products may result in significant additional expenses to us and our resellers and their customers and, as a result, could cause a significant reduction in demand for our solar power products.

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

If solar power technology is not suitable for widespread adoption or sufficient demand for solar power products does not develop or takes longer to develop than we anticipate, we would be unable to achieve sales and market share.

The market for solar power products is emerging and rapidly evolving, and its future success is uncertain. If solar power technology proves unsuitable for widespread commercial deployment or if demand for solar power products fails to develop sufficiently, we would be unable to achieve sales and market share. In addition, demand for solar power products in the markets and geographic regions we target may not develop or may develop more slowly than we anticipate. Many factors will influence the widespread adoption of solar power technology and demand for solar power products, including:

•	cost-effectiveness of solar power technologies as compared with conventional and competitive alternative energy technologies;

•	performance and reliability of solar power products as compared with conventional and non-solar alternative energy products;

•	success of alternative distributed generation technologies such as hydrogen fuel cells, wind turbines, bio-diesel generators and large-scale solar thermal technologies;

•	fluctuations in economic and market conditions that impact the viability of conventional and competitive alternative energy sources;

•	increases or decreases in the prices of oil, coal and natural gas;

•	capital expenditures by customers, which tend to decrease when the domestic or foreign economies slow;

•	continued deregulation of the electric power industry and broader energy industry; and

•	availability of government subsidies and incentives.

The reduction or elimination of government economic incentives could prevent us from achieving sales and market share.

We believe that the near-term growth of the market for "on-grid" applications, where solar power is used to supplement a customer's electricity purchased from the utility network, depends in large part on the availability and size of government and economic incentives. The reduction or elimination of government economic incentives may adversely affect the growth of this market or result in increased price competition, which could prevent us from achieving sales and market share.

Today, the cost of solar power exceeds the cost of power furnished by the electric utility grid in many locations. As a result, federal, state and local government bodies in many countries, most notably Germany, Japan and the United States, have provided incentives in the form of rebates, tax credits and other incentives to end users, distributors, system integrators and manufacturers of solar power products to promote the use of solar energy in on-grid applications and to reduce dependency on fossil fuels. These government economic incentives could be reduced or eliminated altogether, which would significantly harm our business.

We face intense competition from other companies producing solar power and other energy generation products. If we fail to compete effectively, we may be unable to increase our market share and sales.

The solar power market is intensely competitive and rapidly evolving. Our competitors have established market positions more prominent than ours, and if we fail to attract and retain customers and establish a successful distribution network for our solar products, we may be unable to achieve sales and market share. There are a number of major multi-national corporations that produce solar power products, including BP Solar, Kyocera, Sharp, GE, Mitsubishi, Solar World AG and Sanyo. We also expect that future competition will include new entrants to the solar power market offering new technological solutions. Further, many of our competitors are developing and are currently producing products based on new solar power technologies that may have costs similar to, or lower than, our projected costs.

Most of our competitors are substantially larger than we are, have longer operating histories and have substantially greater financial, technical, manufacturing and other resources than we do. Our competitors' greater sizes in some cases provides them with competitive advantages with respect to manufacturing costs due to their ability to allocate fixed costs across a greater volume of production and purchase raw materials at lower prices. Many also have far greater name recognition, an established distribution network and an installed base of customers. In addition, many of our competitors have well-established relationships with current and potential resellers, which have extensive knowledge of our target markets. As a result, our competitors will be able to devote greater resources to the research, development, promotion and sale of their products and may be able to respond more quickly to evolving industry standards and changing customer requirements than we can.

There are a large number of shares underlying our convertible debentures and warrants that may be available for future sale. Our existing stockholders will experience immediate and substantial dilution resulting from the issuance of these shares and the sale of these shares may depress the future market price of our common stock.

As of August 22, 2006, we had 69,668,290 shares of common stock issued and outstanding;  we have convertible debentures outstanding, including accrued interest, convertible into 34,715,684 shares of common stock; and warrants outstanding that are exercisable for up to 17,837,699 shares of common stock. The number of shares of common stock issuable upon conversion of the convertible debentures or upon the exercise of warrants may increase if the market price of our stock declines, if we fail to meet certain revenue milestones, or if we issue shares of common stock or securities convertible into common stock at an effective price per share less than the conversion prices of the convertible debentures or the exercise prices of the warrants, as the case may be. See "Management’s Discussion and Analysis - Liquidity and Capital Resources - Recent Financings." On August 30, 2006 we filed a registration statement to permit the resale of all of the shares issuable upon conversion of the convertible debentures and  upon exercise of certain of the warrants described above and the issuance of these shares will cause immediate and substantial dilution of the shares held by our existing stockholders. There is currently a limited market for shares of our common stock and the sale of these shares may adversely affect the market price of our common stock.

If we are unable to protect our intellectual property adequately, we could lose our competitive advantage in the solar power market.

Our ability to compete effectively against other solar power technologies will depend, in part, on our ability to protect our current and future proprietary technology, product designs and manufacturing processes through a combination of patent, copyright, trademark, trade secret and unfair competition laws. We may not be able to protect our intellectual property and may need to defend our products and services against infringement claims, either of which could result in the loss of our competitive advantage in the solar power market and materially harm our business and profitability. We face the following risks in protecting our intellectual property and in developing, manufacturing, marketing and selling our products and services:

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

•
we may not be successful in prosecuting or defending intellectual property infringement suits and, as a result, may need to seek to obtain a license of the third party's intellectual property rights, which may not be available to us, whether on reasonable terms or at all; and

•
the contractual provisions we rely on to protect our trade secrets and proprietary information, such as our confidentiality and non-disclosure agreements with our employees, consultants and other third parties, may be breached and our trade secrets and proprietary information may be disclosed to competitors, strategic partners and the public.

Failure to adequately protect our trademark rights could cause us to lose market share and cause our sales to decline.

We sell our solar roofing, architectural glass and balance-of-system products under our brand names SolarSave®, and our solar concentrating technology under the brand name SunCone™. We are also branding our company with the name Open Energy™. We expect to expend significant resources promoting these brand names, and we have applied for registered trademarks in the United States for SunCone™, the OE Logo, Open Energy™ and other trademarks. However, registration of our brand name trademarks could be denied, and if granted, such registration will not necessarily deter or prevent unauthorized use by others. If other companies, including our competitors, use our brand names, consumers may not recognize us as the source of our products. This would reduce the value of goodwill associated with our brand names. This consumer confusion and the resulting reduction in goodwill could cause us to lose market share and cause our sales to decline.

The continuously adjustable conversion price feature of our 5% Debentures could require us to issue a large number of shares, which would cause dilution to our existing stockholders.

We may be obligated to issue an extremely large number of shares upon the conversion of the 5% Secured Convertible Debentures (the "5% Debentures") we have issued (or have agreed to issue) to Cornell because the conversion price is to be the lower of (a) $1.50 or (b) 95% of the lowest volume weighted average price (VWAP) of our common stock during the 30 trading days immediately preceding the conversion date, provided that such conversion price cannot be lower than $0.05. Hence, the number of shares of our common stock issuable upon conversion of these debentures will increase if the market price of our stock declines, which will cause dilution to our existing stockholders. The following is an example of the number of shares of our common stock that would be issuable upon conversion of the debentures (assuming the sale of the full $15,000,000 of debentures pursuant to the March 30, 2006 securities purchase agreement with Cornell), excluding accrued interest and the $200,000 of debentures converted on August 22, 2006, based on prices that are 25%, 50% and 75% below the August 22, 2006 closing price of our stock of $0.80:

% Below August 22, 2006 closing price	Conversion Price Per Share (95% of closing price)	Number of Shares Issuable	% of Outstanding Stock After Conversion (1)
25%	$0.5664	26,128,214	27.27%
50%	$0.3776	39,192,320	36.00%
75%	$0.1888	78,384,641	52.94%

(1)   (1)    Assumes 69,668,290 shares of common stock outstanding immediately prior to conversion.

As illustrated, the number of shares of common stock issuable upon conversion of our secured convertible debentures will increase if the market price of our stock declines, which will cause greater dilution to our current stockholders.

The continuously adjustable conversion price feature of our 5% Debentures may encourage investors to make short sales of our common stock, which could depress the price of our common stock.

The 5% Debentures are convertible into shares of our common stock at a 5% discount to the lowest volume weighted average price of our common stock during the 30 trading days immediately preceding the conversion date, provided that the conversion price cannot be lower than $0.05. The significant downward pressure on the price of the common stock as Cornell converts and sells material amounts of common stock could encourage short sales by investors. This could place further downward pressure on the price of the common stock, which in turn would lead to further dilution. In addition, not only the sale of shares issued upon conversion or exercise of debentures or warrants, but also the mere perception that these sales could occur, may adversely affect the market price of the common stock.

A substantial number of shares we have issued in exempt transactions are, or are being made, available for sale on the open market. the resale of these securities might adversely affect our stock price.

The sale of a substantial number of shares of our common stock being registered pursuant to our registration statement filed August 30, 2006, or the market’s anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

The 80,000,891 shares being registered pursuant to our August 30, 2006 registration statement represent more than 100% of the amount of our common stock outstanding on August 22, 2006, although as of August 22, 2006 only 11,427,594 of such registered shares were outstanding and the other 68,573,297 of such registered shares are issuable upon the conversion of the debentures and exercise of the warrants or otherwise currently unissued. The holders of such registered shares will be permitted to sell their shares in the open market from time to time without advance notice to us or to the market and without limitations on volume.

Sales of shares pursuant to convertible debentures and exercisable warrants could also lead to subsequent sales of the shares in the public market. These sales, together with sales by other existing stockholders, could depress the market price of our stock by creating an excess in supply of shares for sale. Availability of these shares for sale in the public market could also impair our ability to raise capital by selling equity securities.

Our failure to withhold for or pay federal and state employment and income taxes associated with the vesting or issuance of shares of restricted stock granted to our employees may result in significant liabilities for which we may not have sufficient cash to satisfy.

During the fiscal year ended May 31, 2006, we did not withhold for or pay federal or state employment or income taxes associated with the vesting dates for restricted stock set forth in employment agreements for three executive officers, or associated with the grants of shares to two of these executive officers during their employment periods for consulting and director services. We also did not withhold or pay employment or income taxes for common stock issued to a non-executive employee during the fiscal year ended May 31, 2006.

The failure to withhold for or pay these taxes has resulted in an increase in other accrued liabilities of $1,311,471 associated with the employees’ and employer’s combined required withholding, taxes and penalties, with the employees’ portion being an obligation of our company to the extent not satisfied by the employees. We have recorded corresponding amounts due from related parties of $1,139,343 for the employees’ obligations.

 As of June 30, 2006 (the last vesting date set forth in the contracts which has occurred to the date of this report), to the extent the vesting dates are deemed to be valid and non-rescindable, the total amounts due associated with the employees' and employer's combined portion of the required withholding is estimated to be $1,655,000. We do not presently believe any further penalties would accrue after May 31, 2006, although interest will continue to accrue until the amounts due are paid.

The employees have informed us that they intend to satisfy their contractual obligations to provide funds for our required payroll tax payments through sales of the underlying securities, once they may do so in accordance with applicable securities laws. The shares of stock subject to all of these awards other than the consultant grants, which have been previously registered, were registered for the first time on the August 30, 2006 registration statement. Following registration or the availability of an exemption from registration, market conditions may limit the number of shares that may be sold and the proceeds to the employees from such sales. We may be obligated to pay such tax liabilities before the employees have been able to sell their shares, and the sales prices the employees receive may be less than the tax liability.

To the extent that these employees are unable to satisfy their obligations to provide funds for our required payroll tax payments through sales of the underlying securities, we will be required to use our cash to satisfy these obligations, which could require us to raise additional funds or curtail operations sooner than anticipated.

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

Nevada law may have the effect of deterring hostile takeovers or delaying changes in control of our management, which could depress the market price of our common stock.

We will become subject to Sections 78.411 and 78.444 of the Nevada General Corporation Law (the "NGCL") if we ever have 200 or more stockholders of record. Such statutes would prevent us from engaging in any "business combination" (as such term is defined in Section 78.416 of the NGCL, described in "Description of Capital Stock" herein) with any interested stockholder for a period of three years following the date that the stockholder became an interested stockholder unless:

(1)	prior to that date, our board of directors approved either the business combination or the transaction that resulted in the stockholder becoming an interested stockholder;

(2)
upon consummation of the transaction that resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the voting stock of the corporation outstanding at the time the transaction commenced, excluding those shares owned by persons who are directors and also officers, and by employee stock plans in which shares held subject to the plan will be tendered in a tender or exchange offer; or

(3)
on or subject to that date, the business combination is approved by our board of directors and is authorized at an annual or special meeting of stockholders, and not by written consent, by the affirmative vote of at least two-thirds of the outstanding voting stock not owned by the interested stockholder.

We have deposited 44,117,647  shares into escrow and pledged these shares to Cornell as security for our obligations under the 5% debentures we issued to Cornell and related agreements. If we were to default under the debentures or related agreements, Cornell could take possession of these shares and sell them into the market, causing immediate and substantial dilution to our stockholders and potentially causing downward pressure on our common stock.

In accordance with a pledge and escrow agreement between us and Cornell, we deposited 44,117,647 shares into escrow and pledged those shares to Cornell as security for our obligations under the 5% Debentures and related agreements. If we defaulted under the 5% Debentures or related agreements, Cornell could take possession of these shares and sell them into the market, causing significant downward pressure on the price of our common stock. Although Cornell may not take possession of the shares to the extent such possession would cause Cornell to own in excess of 9.99% of our outstanding common stock, this restriction does not prevent Cornell from selling shares and then taking possession of additional shares. In this way, Cornell could sell more than this limit while never holding more than this limit. There is currently a limited market for shares of our common stock and the sale of these shares may significantly depress the market price of our common stock.

Cornell has a general security interest in our assets and the assets of our subsidiaries. If we were to default under the terms of the secured convertible debentures issued to Cornell, then Cornell would have the right to foreclose on these assets.

In March 2006, we entered into a securities purchase agreement with Cornell pursuant to which we agreed to issue and sell to Cornell up to an aggregate of $15,000,000 of the 5% Debentures and warrants to purchase up to an aggregate of 10,00,000 shares of common stock, subject to adjustment. We subsequently agreed to increase the number of shares issuable under the warrants to 13,250,000. The debentures are collateralized by a general security interest in our assets. If we were to default under the terms and conditions of the debentures or related security agreements with Cornell, Cornell would have the right to accelerate any indebtedness outstanding and foreclose on our assets and the assets of our subsidiaries in order to satisfy our indebtedness. Such a foreclosure could have a material adverse effect on our business, liquidity, results of operations and financial position.

Our success depends on our ability to retain our key personnel.

Our success is dependent upon the efforts of key members of our management, including our president and chief executive officer, David Saltman, and our chief financial officer, Cheryl Bostater. The loss of either of these persons, or other key employees, could have a material adverse effect on us. Our future success is likely to depend substantially on our continued ability to attract and retain highly qualified personnel. The competition for such personnel is intense, and our inability to attract and retain such personnel could have a material adverse effect on us. We do not maintain life insurance on any of our personnel.

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

We may not address successfully the problems encountered in connection with any recent and potential future acquisitions.

We recently completed the acquisitions of Solar Roofing Systems, Inc. and Connect Renewable Energy, Inc.  In addition, we expect to consider future opportunities to acquire or make investments in other technologies, products and businesses that could enhance our capabilities, complement our products, or expand the breadth of our markets or customer base. We have limited experience in acquiring other businesses and technologies. Potential and completed acquisitions and strategic investments involve numerous risks, including:

•	problems assimilating the purchased technologies, products or business operations;

•	problems maintaining uniform standards, procedures, controls and policies;

•	unanticipated costs associated with the acquisition;

•	diversion of management's attention from our core business;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering new markets in which we have no or limited prior experience;

•	potential loss of key employees of acquired businesses; and

•	increased legal and accounting costs as a result of the newly adopted rules and regulations related to the Sarbanes-Oxley Act of 2002.

We have not paid dividends on our common stock in the past and do not anticipate paying dividends on our common stock in the foreseeable future.

We have not paid common stock dividends since our inception and do not anticipate paying dividends in the foreseeable future. Our current business plan provides for the reinvestment of earnings in an effort to complete development of our technologies and products, with the goal of increasing sales and long-term profitability and value. In addition, our Security Agreement with Cornell currently restricts, and any other credit or borrowing arrangements that we may enter into may restrict or limit, our ability to pay common stock dividends to our stockholders.

We are subject to new corporate governance and internal control reporting requirements, and our costs related to compliance with, or our failure to comply with existing and future requirements, could adversely affect our business.

We face new corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations subsequently adopted by the SEC and the Public Company Accounting Oversight Board. These laws, rules and regulations continue to evolve and may become increasingly stringent in the future. In particular, under rules proposed by the SEC on August 6, 2006 we will be required to include management's report on internal controls as part of our annual report for the fiscal year ending May 31, 2008 pursuant to Section 404 of the Sarbanes-Oxley Act. Furthermore, under the proposed rules, an attestation report on our internal controls from our independent registered public accounting firm will be required as part of our annual report for the fiscal year ending May 31, 2009. We are in the process of evaluating our control structure to help ensure that we will be able to comply with Section 404 of the Sarbanes-Oxley Act. The financial cost of compliance with these laws, rules and regulations is expected to be substantial. We cannot assure you that we will be able to fully comply with these laws, rules and regulations that address corporate governance, internal control reporting and similar matters. Failure to comply with these laws, rules and regulations could materially adversely affect our reputation, financial condition and the value of our securities.

Because our common stock is subject to the SEC's penny stock rules, broker-dealers may experience difficulty in completing customer transactions, and trading activity in our securities may be adversely affected.

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

ITEM 2. DESCRIPTION OF PROPERTIES

We lease two manufacturing facilities: a 9,950 sq. ft. facility in Aurora, Ontario (outside of Toronto) and a 8,000 sq. ft. facility in Grass Valley, California (that we will be occupying as of September 1, 2006). We also lease corporate headquarter space in Solana Beach, California, and a 2,500 sq. ft. research & development facility in Grass Valley, California. We consider these facilities adequate to meet our current needs. See "Management's Discussion and Analysis - Liquidity and Capital Resources - Significant Plant and Equipment Expenditures."

ITEM 3. LEGAL PROCEEDINGS

Pursuant to an acquisition of certain assets and liabilities from Connect by Computer LLC (CBC), an entity wholly-owned by Ronald Gangemi, CRE assumed CBC and Mr. Gangemi's liability under a lawsuit filed by McDonough, Holland & Allen PC on July 15, 2005 in the Superior Court for the County of Sacramento, California (Action No. 05AS03127). The Complaint alleges that Mr. Gangemi owes McDonough, Holland & Allen PC unpaid legal fees in the principal sum of $119,699, together with interest thereon from December 31, 2003. On January 11, 2006, the Superior Court for the County of Sacramento moved the claim to arbitration. We believe that we have valid defenses against this claim and plan to defend against it.

In March 2006, the Company was first served with process regarding a civil action commenced on December 15, 2005, by Mitchell Organization Ltd. and Brian Wilkinson against the Company in Canada in the Court of Queen's Bench of Alberta, Judicial District of Calgary (Action No. 0501-17623). The Statement of Claim alleges that the Company entered into an agreement pursuant to which the Company agreed to issue 250,000 shares of its stock to Mr. Wilkinson in exchange for his providing consulting services. As relief, the claim sought the issuance of the 250,000 shares. The Company subsequently settled this civil action in August 2006 for $100,000 Canadian and 75,000 shares of restricted common stock. Based on this settlement, the Company has recorded other expense and a corresponding accrued liability for approximately $153,400 as of May 31, 2006.

We know of no other material, active, or pending legal proceeding against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. From time to time, we are a party to other claims and legal proceedings arising in the ordinary course of business. Our management evaluates our exposure to these claims and proceedings individually and in the aggregate and allocates monies for potential losses on such litigation if it is possible to estimate the amounts of loss and the loss is probable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of stockholders in the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS

Trading History

Our common stock is traded on the National Association of Securities Dealers, Inc. Over-the-Counter Bulletin Board, or the OTCBB. It has been quoted under the symbol "OEGY.OB" since April 21, 2006. Before that, it was quoted under the symbol "BBSE.OB." The following is a summary of the high and low closing prices of our common stock on the OTCBB during the periods presented. Such prices represent inter-dealer prices, without retail mark-up, mark down or commissions, and may not necessarily represent actual transactions. Trading in our common stock has not been extensive in all the periods presented below, and such trades may not constitute an active trading market in all the periods presented below.

	High	Low
Year Ending May 31, 2006
First Quarter	$1.38	$0.55
Second Quarter	$2.50	$1.44
Third Quarter	$2.32	$1.55
Fourth Quarter	$1.89	$1.20
Year Ending May 31, 2005
First Quarter	$0.80	$0.25
Second Quarter	$0.70	$0.35
Third Quarter	$0.56	$0.32
Fourth Quarter	$0.61	$0.42

On August 22, 2006, the closing sales price for the common stock was $0.80, as reported on the website of the OTCBB. As of August 22, 2006, there were 56 stockholders of record of the common stock (which does not include the number of persons or entities holding stock in nominee or street name through various brokerage firms).

Dividends

Since inception, we have not declared or paid any dividend on our common stock. We do not anticipate that any dividends will be declared or paid in the future on our common stock. In addition, our security agreement with Cornell currently restricts, and any other credit or borrowing arrangements that we may enter into may restrict or limit, our ability to pay common stock dividends to our stockholders.

Recent Sales of Unregistered Securities

During the year ended May 31, 2006, we issued the following securities without registration under the Securities Act, in addition to those unregistered issuances not previously disclosed on Form 10-QSB or Form 8-K.

Pursuant to the terms of Mr. Saltman’s employment agreement, he was granted a total of 8,235,662 shares of common stock on September 15, 2005, such shares vesting quarterly commencing on December 31, 2005, with 686,305 shares being issued for each of the first eleven quarters and 686,307 shares being issued in the twelfth and final quarter. All unvested shares will be forfeited if the employment agreement is terminated by us for cause or if Mr. Saltman terminates the employment agreement other than for good reason. These shares were issued as restricted securities exempt from registration pursuant to Section 4(2) of the Securities Act, and an appropriate legend was placed on the stock certificates.

Pursuant to a license agreement with Dr. Melvin L. Prueitt, we granted to Dr. Prueitt 100,000 shares of common stock. These shares were issued as restricted securities exempt from registration pursuant to Section 4(2) of the Securities Act, and an appropriate legend was placed on the stock certificate.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Limited Operating History

There is limited historical financial information about our company upon which to base an evaluation of our future performance. Our company has generated limited revenues from operations. We cannot guarantee that we will be successful in our business. We are subject to risks inherent in a fast growing company, including limited capital resources, possible delays in product development and manufacturing, and possible cost overruns due to price and cost increases. There is no assurance that future financing will be available to our company on acceptable terms. Additional equity financing could result in dilution to existing shareholders.

Company Description and Overview

Open Energy Corporation began as a small oil and natural gas development firm with interests in oil and gas leases, wells, pipelines and a small gas refinery in Alberta, Canada. In September 2005, we determined we would sell our holdings in order to focus entirely upon renewable energy products and technologies. The oil and gas divestiture was completed during December 2005, and we are now pursuing the development and commercialization of a portfolio of renewable energy products and technologies for a wide range of applications, including electrical generation, solar thermal heating, solar energy, power production and water desalination.

We recently acquired two privately-held companies engaged in the manufacturing and distribution of building-integrated photovoltaic roofing products. Solar Roofing Systems, Inc. (SRS) based in Ontario, Canada, produces a proprietary roofing material incorporating high-efficiency crystalline photovoltaic cells in a single-ply roofing membrane designed primarily for commercial and industrial buildings. Connect Renewable Energy, Inc. (CRE) based in Grass Valley, California, incorporates these same high-efficiency cells in roofing tiles designed to match the colors and edge profiles of tiles traditionally used in residential housing construction. Both of these product lines will now be sold under the trade name "SolarSave®".

We also hold a license to a technology referred to as SunCone™ CSP (concentrating solar power). The license is exclusive and worldwide for the defined field of use of collecting solar energy for generating electricity, desalinating water and for all other industrial applications. The SunCone™ CSP system utilizes non-imaging optical cones to concentrate sunlight on rods at the base of each cone. Fluid flows through these rods and is heated to several hundred degrees centigrade. This superheated fluid can then be used to generate steam and produce electricity or to purify salt or brackish water. Initial testing of the first prototype system was successful, and we are currently working to commercialize this technology. We plan to add additional products and technologies to our portfolio of renewable energy solutions in the future.

For the fiscal year ended May 31, 2006, we had generated only limited revenues and we incurred losses of $12,172,615, of which $5,294,971 was non-cash stock compensation, $341,943 was non-cash expenses relating to recording the beneficial conversion feature and warrants associated with the 0% Debentures and 5% Debentures, $884,694 was an income tax benefit, and $848,979 was a loss from discontinued operations. Our operating expenses included significant legal and accounting expenses, as well as research and development. The year ended May 31, 2006 is the first year during which our company is considered an operating company and is no longer in the development stage. We expect to continue to use cash in our operating activities for at least the first three quarters of fiscal 2007 as we expand our manufacturing capacity and our product shipments.

Results of Operations

We have financed our operations since inception primarily through private sales of securities. As of May 31, 2006, we had approximately $2.76 million in cash, and working capital of $4.15 million. In addition, we expect to receive an additional $3,500,000 in gross proceeds from the 5% Debentures being sold to Cornell upon our August 30, 2006 registration statement being declared effective. With the acquisitions of Connect Renewable Energy, Inc. and Solar Roofing Systems, Inc. now complete, and with our successful financings, management is now focused on growing its operations and customer base, while paying attention to profitability and cash flows. In addition, management will continue to search for and identify other acquisitions or technologies that enhance our business model.

Fiscal Year Ended May 31, 2006

The following table sets forth our consolidated statements of operations data for the year ended May 31, 2006. Our entire operations for fiscal 2005 are being treated as discontinued operations and thus are not shown below.

Summary Income Statement

Revenues, net	$152,532
Gross profit (loss)	(3,781)
Selling, general and administrative expenses	8,638,186
Research & development expenses	2,529,872
Total operating expenses	11,168,058
Loss from operations	(11,171,839)
Other Income (expense)	(1,036,491)
Loss from continuing operations before income taxes	(12,208,330)
Income tax provision	884,694
Loss from continuing operations	(11,323,636)
Loss from discontinued operations	(848,979)
Net loss	$(12,172,615)

As discussed above, in August 2005, our business focus began to change to solar energy, from oil and gas, with the licensing of the Suncone™ CSP technology. In December 2005, we completed the sale of our oil and gas and mineral interests. In March 2006, we completed the acquisition of Connect Renewable Energy, Inc. In April 2006, we completed the acquisition of Solar Roofing Systems, Inc. Due to the significant changes, our results for the May 31, 2005 financial year are being reported as discontinued operations, and we believe that a comparison of results of operations for the years ended May 31, 2006 and May 31, 2005 should not be relied on as an indication of future performance. Factors that may cause our results of operations to fluctuate include those discussed in the “Risk Factors.”

Revenues

For the year ended May 31, 2006, we had revenues of $152,532, which were primarily from the sale of SolarSave® Tiles. All of this revenue was recognized in the fourth quarter of the fiscal year. Revenues were below our initial financial projections primarily due to delays in obtaining our CSA listing, UL 1703 certification and Class A fire rating. However, we have now received these approvals and are beginning to ship products. As of May 31, 2006, our backlog orders believed to be firm were approximately $5.7 million of which a majority are expected to be filled during the fiscal year ending May 31, 2007. As of May 31, 2006, we had $4.3 million in backlog orders for our SolarSave® Membrane product. In addition, we currently have a $1.27 million contract for supplying solar architectural glass for the California Academy of Sciences Museum in Golden Gate Park, San Francisco, California, which is expected to ship between December 1, 2006 and September 1, 2007. Our future revenues will depend not only on successful sales efforts, but also on our ability to ramp up production and our ability to procure photovoltaic cells.

Cost of sales

For the quarter ended May 31, 2006, cost of sales was $156,313. All of this cost was incurred in the fourth quarter. We do not believe this result is a reliable indicator of gross margin for the future. A substantial part of cost of sales for the SolarSave® Tiles and the SolarSave® Membranes consists of photovoltaic cells. The cost of photovoltaic cells is currently volatile and is expected to rise due to a current supply shortage. We are uncertain of the extent to which component price increases will negatively affect our gross profit margins in the near future, as we may be able to pass on some of these increases to customers. We are currently exploring various supply strategies to control our raw materials costs. In addition, we are exploring strategies to reduce other manufacturing costs.

Selling, general and administrative

Selling, general and administrative expenses for the year ended May 31, 2006 were $8,638,186. Legal, professional and consulting fees were approximately $1,510,000 for fiscal 2006, of which $871,000 were legal fees. The legal and professional fees were primarily related to the license for the SunCone™ CSP technology, our financing activities, the August 30, 2006 registration statement, and SEC reporting. Cash-based management fees, wages and salaries were approximately $656,000 for fiscal 2006. In September 2005 we hired Mr. Saltman as Chief Executive Officer, in November 2005 we hired Ms. Bostater as our Chief Financial Officer, and a marketing manager. General and administrative expenses increased in the fourth quarter due to additional hires in the accounting department, human resources, and to post-acquisition wages for Connect Renewable Energy and Solar Roofing Systems, Inc. The 2006 period included $5,294,971 in non-cash compensation for stock grants to key management, directors, and consultants. Advertising expenses, which include investor relations expenses, were $483,106 for fiscal 2006. The expenses were related to the branding of the Open Energy Corporation name, the marketing of the SolarSaveTM solar roofing tiles and roofing membranes, and participation in trade shows.

Research and development

For the year ended May 31, 2006, research and development expenses were $2,529,872, of which approximately $300,000 was for the development of SunCone™ CSP (Concentrating Solar Power) and $1,800,000 were related to research and development assets from our two acquisitions that were written off. We anticipate research and development expenses to be lower in fiscal 2007, and will be related to the commercialization of SunCone™ CSP, the ongoing development for the SolarSaveTM solar roofing tiles and roofing membrane, and future product development. As discussed above, we have entered into a license agreement with Dr. Melvin Prueitt to commercialize the SunCone™ CSP technology. The first prototype was designed, built, and tested for efficiency, power output and other technical specifications. This initial testing was successful, and we are now moving forward to design and engineer a commercial product. Further work will be required to design a commercial system capable of interfacing with an off-the-shelf steam turbine to produce electricity and/or to interface with either flash distillation or membrane filtration equipment in order to produce potable water from salty or brackish sources. This next phase of development will require additional time, capital and other resources in order to complete.

In addition, the SolarSaveTM solar roofing tiles and roofing membranes will require ongoing development in order to achieve and retain market share. In the case of the solar roofing tiles, we are developing various color systems and edge profiles. The solar roofing membranes can be improved visually by imprinting colors and patterns on their top surfaces and improved technically by utilizing different materials, including new photovoltaic technologies as they become available. During our production ramp-up, additional improvements may be made to the manufacturing processes, which could require additional research and development expenditures.

In July 2006, our company and Dr. Melvin Prueitt signed an Amended and Restated Technology License Agreement. Material changes to the original agreement are:

•	elimination of our minimum royalty payment obligations;

•	replacement of a staggered royalty rate structure with a flat percentage equal to the prior lowest staggered royalty rate;

•
modification of the vesting schedule applicable to the warrant granted to Dr. Prueitt in connection with the license agreement to provide for quarterly vesting of 300,000 shares beginning on September 30, 2006 (with the final 133,438 shares vesting on June 30, 2008), and modification of the warrant to survive any termination of the license agreement, such that it will expire only pursuant to its own terms; and

•	the addition of the right of either party to terminate the agreement upon 90 days notice without cause.

If not terminated earlier, the license provided by the license agreement will expire the later of January 27, 2026 or the date of expiration of the last to expire of any issued patent within the patent rights subject to the license agreement. We also agreed to fund a six month development project to develop a prototype of a solar collector and to expend or devote resources equal to at least $300,000 during such time period, which obligation has been satisfied.

Other income (expense)

In fiscal 2006, Other income (expense) was $1,036,491. Interest expense was $706,902 in fiscal 2006, of which $341,943 was non-cash interest expense related to the amortization of the fair value of warrants and beneficial conversion feature on the 0% Debentures and the 5% Debentures.

Discontinued Operations

We recorded a loss from discontinued operations of $848,979 based on the final divestiture of our oil and gas properties. We are still owed $650,000 relating to the divestiture, which is due November 28, 2006.

Net Loss

Our net loss was $12,172,615 for fiscal 2006. The net loss reflects our expenses relating to our acquisitions and financings, the cost of additional employees to pursue our strategy, a loss from discontinued operations for the oil and gas assets that were disposed of, and expenditures for research and development. These expenses have been incurred ahead of our ability to recognize material revenues from our new strategy.

Liquidity and Capital Resources

As of May 31, 2006, we had cash and cash equivalents of $2,758,369, and working capital of $4,150,949. During the year ended May 31, 2006, we funded our operations from private sales of equity and debt securities. Upon our August 30, 2006 registration statement being declared effective, we expect to receive $3,500,000 in remaining gross proceeds from the $15,000,000 in aggregate principal amount of the 5% Debentures described below. Other than cash and cash equivalents and the proceeds due on the remaining 5% Debentures, we have no unused sources of liquidity. We believe our current cash, together with these proceeds, will provide sufficient working capital to fund our operations for at least the next 12 months assuming a steady ramp-up in production and we are able secure a working capital line of credit. Changes in our operating plans, an increase in our inventory, increased expenses, additional acquisitions, or other events, may cause us to seek additional equity or debt financing in the future.

For the year ended May 31, 2006, we used $5,257,435 of cash in operations. Net cash used by operating activities reflected $1,478,756 in inventory purchases, an increase in accounts receivable of $212,806, and operating expenses. Investment activities used $6,917,928 million of cash during the year, which was primarily related to our acquisitions. Financing activities provided $14,931,355 of cash during the year, with $15.25 million in gross proceeds from convertible debentures with warrants, and $1.75 million in private placement subscription proceeds.

Our current cash requirements are significant due to the building of our photovoltaic cell inventory; increased working capital requirements of our integrated company; expected leasehold improvements for a new manufacturing facility in Grass Valley, California; manufacturing equipment purchases; research and development expenses for SunCone™ CSP; and other operational expenses. We expect to continue to use cash to fund operations for at least the first three quarters of fiscal 2007 we expand our manufacturing capacity and our product shipments. We expect to continue to use cash to build up our inventory of photovoltaic cells to hedge the current shortage in the industry.

In the past, we paid cash for our inventory purchases and we are in the process of negotiating credit terms with our vendors. We also paid cash for our equipment purchases. In the future, we plan to finance our equipment purchases and establish a working capital line of credit.

The cost of photovoltaic cells, which is the primary cost of sales for our solar roofing products, is currently volatile and is expected to rise due to a current supply shortage. We are uncertain of the extent to which this will negatively affect our working capital in the near future. A significant increase in cost of photovoltaic cells that we cannot pass on to our customers could cause us to run out of cash more quickly than our projections indicate, requiring us to raise additional funds or curtail operations.

Significant Capital Expenditures

We anticipate that we will make significant capital expenditures over the next twelve months for manufacturing equipment and leasehold improvements. We recently secured additional manufacturing space for the operation in Grass Valley, California for a three year term beginning September 1, 2006. We estimate that the additional space will require cash of $9,000 per month for rent, plus leasehold improvements. We estimate leasehold improvements and manufacturing equipment expenditures of approximately $1,000,000 over the next twelve months. The associated cash needs will depend upon the configuration of the manufacturing equipment and the availability of equipment lease financing.

We are in the process of implementing a new EPICOR accounting/Enterprise Resource Planning software that will unify our accounting for all three of our locations. We expect to incur costs of approximately $200,000 for the software license fees and professional services associated with this implementation.

Oil and Gas Asset Sale Agreement

In our third quarter, we entered into a Settlement and Rescission Agreement to transfer all our right, title and interest in certain oil and gas assets to the party from which they were originally acquired. Pursuant to that agreement, we received an advance payment of $350,000 on December 8, 2005 and a 5% $650,000 debenture due on November 28, 2006.

Recent Financings

0% Debentures

In February and March 2006, we completed a private placement pursuant to which we issued five-year warrants and $5.25 million in principal amount of 0% Debentures due July 31, 2008 at par to Coach Capital LLC, Eversource Group Limited, Bank Sal. Oppenheim jr. & Cie. (Schweiz) AG and Nadelson Internacional S.A. The warrants are exercisable for 2,354,261 shares of our common stock. The exercise price, which was initially set at $2.23 per share, became $0.5833 per share on August 22, 2006, and is subject to further adjustment upon the occurrence of certain specified events including, but not limited to, issuance of securities at a deemed price below the current exercise price, stock dividends, stock splits, mergers or reorganizations, and our failure to meet certain revenue milestones. As of August 22, 2006, the debentures were convertible into 9,000,516 shares of common stock, subject to certain restrictions, and subject to adjustment upon the occurrence of certain specified events including, but not limited to, issuance of securities at a deemed price below the current conversion price, stock dividends, stock splits, mergers or reorganizations, and our failure to meet certain revenue milestones.

As of March 30, 2006, the debentures and warrants were amended and restated to indicate that the anti-dilution adjustments will occur only upon a future exercise or conversion of a convertible security, rather than upon the issuance of a convertible security, and will be calculated based upon the actual price used for the exercise or conversion. Accordingly, there was no initial adjustment of the conversion price of the debentures or the exercise price of the warrants upon original issuance of the debentures and warrants sold to Cornell Capital Partners, LP described below, but the exercise price and conversion price did reduce upon Cornell’s conversion of $200,000 in principal amount of a portion of a debenture on August 22, 2006.

In July 2006, we and the holders of the 0% Debentures and associated warrants agreed to amend such instruments effective as of their original issue date to provide for a minimum conversion price for the 0% Debentures and a minimum warrant exercise price of $0.05. The warrants were also amended to fix the aggregate number of warrant shares that are issuable to the number of shares of common stock for which the warrants were exercisable at the time the warrants were originally granted 2,354,261.

5% Debentures

In March 2006, we entered into a securities purchase agreement with Cornell Capital Partners, LP, pursuant to which, as subsequently amended, we agreed to issue and sell to Cornell up to an aggregate of $15,000,000 in principal amount of secured convertible debentures (the 5% Debentures) and warrants to purchase up to an aggregate of 13,250,000 shares of common stock.

Cornell purchased $10,000,000 of the debentures on March 31, 2006. Half of the net proceeds from the sale of the debentures were delivered to us, and half of the net proceeds were held in escrow until the filing of a registration statement for the sale by Cornell of the shares which may be acquired upon conversion or default under the 5% Debentures and upon exercise of the warrants. Such registration statement was filed in May 2006, and the $5,000,000 balance of the net proceeds were paid to us. Prior to the August 2006 amendments to the related investment agreements, Cornell was obligated to purchase another $5,000,000 of the 5% Debentures on the date our August 30, 2006 registration statement is declared effective by the SEC. The conversion price of the 5% Debentures is the lower of (i) a fixed conversion price (initially $1.50) or (ii) 95% of the lowest volume weighted average price of the common stock during the 30 trading days immediately preceding the conversion date. Each debenture matures three years from its date of issuance and bears interest at five percent (5%) per annum. The 5% Debentures are secured pursuant to the terms of (1) a pledge and escrow agreement among us, Cornell and David Gonzalez, Esq., as escrow agent, and (2) security agreements among us, Cornell and two of our subsidiaries. In accordance with the pledge and escrow agreement, we deposited 44,117,647 newly issued shares of common stock into escrow, and granted to Cornell a security interest in those shares to secure our obligations to Cornell under the 5% Debentures and related agreements.

Under the security agreements, we and our subsidiaries granted to Cornell a blanket security interest in our consolidated assets. The debentures are subordinate to certain transactions in the normal course of business in which we may participate.

In connection with the March 2006 issuance of the debentures, we initially agreed to issue to Cornell warrants to purchase up to an aggregate of 10,000,000 shares of common stock in accordance with the following schedule: (1) a warrant to purchase up to 3,500,000 shares of common stock was issued at the first closing; (2) a warrant to purchase up to 3,500,000 shares of common stock was issued and deposited into escrow at the first closing and was released in May 2006 upon the filing of a registration statement for the sale by Cornell of the shares which may be acquired upon conversion or default under the 5% Debentures and upon exercise of the warrants; and (3) a warrant to purchase up to 3,000,000 shares of common stock was to be issued when our August 30, 2006 registration statement is declared effective by the SEC.  The warrants were to  have an initial exercise price of $1.50 and a term of five years.

We agreed to file with the SEC by May 15, 2006, which date we refer to as the filing date, a registration statement including the shares underlying the debentures and warrants, and to have such registration statement declared effective by July 29, 2006, which date we refer to as the effectiveness date. If a registration statement was not filed by the filing date or declared effective by the effectiveness date, as applicable, we would have become obligated to pay to Cornell, either in cash or in shares of common stock, liquidated damages equal to 1% of the liquidated value of the debentures outstanding for each 30 day period (pro-rated for partial periods) that the registration statement is not filed or declared effective, as applicable. We are obligated to keep the registration statement effective until all the shares have been sold or are eligible for sale without volume restrictions pursuant to SEC Rule 144(k).

In July 2006, we and Cornell agreed to amend the investment agreements relating to the debentures and warrants, effective as of their original issue dates, as follows:

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

In August 2006, we and Cornell agreed to further amend the investment agreements described above, effective as of their original issue dates, as follows:

•
to provide for the purchase by Cornell of $1,500,000 of the remaining secured convertible debentures as of the date of the amendment, with the remaining $3,500,000 to be purchased by Cornell upon the effectiveness of the registration statement that we are required to file pursuant to the investor registration rights agreement, subject to customer closing conditions;

•	to waive any breaches of the investment agreements with Cornell related to certain of our tax withholding liabilities;

•	to further extend the deadline for having the registration statement declared effective until September 5, 2006; and

•
to provide that instead of a third warrant being issued to Cornell upon the last closing, such warrant was issued on August 17, 2006, at an exercise price of $0.80 (rather than $1.50) per share, and is exercisable for 6,250,000 shares (rather than 3,000,000 shares).

In addition, Cornell granted us a waiver of certain of the restrictive covenants contained in the investment agreements to permit us to take certain remedial actions relative to our tax withholding liabilities described under “Payroll Withholding Taxes” below, including the following with respect to any officer or employee: repurchasing vested shares, canceling any unvested shares, granting substitute equity awards, or permitting such persons to sell, pledge or transfer their shares.

On August 22, 2006 Cornell converted $200,000 principal amount of the first debenture that we issued to it, and we correspondingly issued 342,877 shares of common stock to Cornell, all of which shares are being registered pursuant our August 30, 2006 registration statement.

Payroll Withholding Taxes

As discussed in Notes 10 and 14 of the Consolidated Financial Statements, during the fiscal year ended May 31, 2006, we did not withhold for or pay federal or state employment or income taxes associated with the vesting dates for restricted stock set forth in Mr. Saltman's, Ms. Bostater's or Mr. Britts’ employment agreements, or associated with the grants of shares to Mr. Saltman during his employment period for consulting and director services and Ms. Bostater during her employment period for consulting services. We also did not withhold or pay employment or income taxes for 10,000 shares of common stock issued to a non-executive employee during the fiscal year ended May 31, 2006.

Total accounts payable at May 31, 2006 associated with the employees’ combined portion of required withholding, which is an obligation of our company to the extent not satisfied by the employees, are $1,311,471. We also may be subject to penalties and interest, currently estimated to be approximately $127,301 for the fiscal year ended May 31, 2006, which has been recorded as other expense. As of June 30, 2006 (the last vesting date set forth in the contracts which has occurred to the date of this report), to the extent the vesting dates are deemed to be valid and non-rescindable, the total liability for our company’s portion of the required withholding taxes is estimated to be $61,000 and the total accounts payable associated with the employees’ combined portion of the required withholding is estimated to be $1,594,000. We do not presently believe any further penalties would accrue after May 31, 2006, although interest will continue to accrue until the amounts due are paid.

The employees have informed us that they intend to satisfy their contractual obligations to provide funds for our required payroll tax payments through sales of the underlying securities, once they may do so in accordance with applicable securities laws. We have recorded corresponding accounts receivable of $1,139,343 for the employees’ obligations.

The shares of stock subject to all of these awards other than the consultant grants to Mr. Saltman and Ms. Bostater are being registered for the first time on the registration statement filed August 30, 2006. At this time, we cannot predict when shares may be sold by the employees as a means of generating funds to satisfy withholding obligations. Market conditions may also limit the number of shares that may be sold and the proceeds to the employees from such sales. We may be obligated to pay such tax liabilities before the employees have been able to sell their shares, and the sales prices the employees receive may be less than the tax liability.

To the extent that these employees are unable to satisfy their obligations to provide funds for our required payroll tax payments through sales of the underlying securities, we will be required to use our cash to satisfy these obligations, which could require us to raise additional funds or curtail operations sooner than anticipated.

Our obligation to withhold for and pay federal and state employment and income taxes associated with these restricted shares granted to employees is ongoing with each new vesting or issuance date, and the level of tax obligation would be significant if any of the vesting or issuance schedules were to accelerate in accordance with the terms of the employment agreements. Our company could therefore incur significant additional liabilities for which we may not have sufficient cash to satisfy, requiring us to raise additional funds or curtail or cease operations. In light of this future exposure, our compensation committee intends to work with executives and employees who have restricted stock or the right to receive stock, to seek to restructure their compensation arrangements in a manner that would not expose our company to further liabilities beyond those already incurred.

Restatement for the Quarter Ended February 28, 2006

In July 2006, our audit committee, after discussion with management and our independent registered public accounting firm, determined that there were errors in our financial statements included in our quarterly report on Form 10-QSB for the quarter ended February 28, 2006. The errors were discovered by management in the course of preparing our annual report on Form 10-KSB for the year ended May 31, 2006. Management determined that the financial statements included in the third quarter Form 10-QSB: (1) did not properly account for the warrants and beneficial conversion feature contained in the convertible debentures that were issued in February 2006, (2) classified our interest expense as an operating expense rather than an other expense, and (3) classified our former oil and gas operations as part of our continuing operations rather than as discontinued operations. In the course of further work to complete the audit for the fiscal year ended May 31, 2006, management discovered further errors related to non-cash compensation for employee, director and consulting services. These errors were corrected in a Form 10-QSB/A filed with the SEC on August 18, 2006.

Recent Acquisitions

Connect Renewable Energy

In March 2006, a subsidiary of ours completed a merger with and into CRE, pursuant to the terms of the Agreement and Plan of Merger dated February 8, 2006. As a result of the merger, CRE became our wholly-owned subsidiary. Ron Gangemi, a director of our company, was the President and Chief Executive Officer of CRE before the merger.

Pursuant to the CRE merger agreement, all of the outstanding shares of common stock of CRE were converted into the right to receive an aggregate of 5,000,000 shares of our common stock. No options, warrants or other rights to purchase the common stock of CRE were outstanding at the closing. Before the closing, we also loaned to CRE an aggregate of $1,410,000 for working capital purposes.

Also in connection with the CRE merger agreement, we entered into a consulting agreement with Connect by Computer, LLC, an entity wholly-owned by Mr. Gangemi, pursuant to which Mr. Gangemi has agreed to provide consulting services to us in the capacity of Chief Technology Officer and serve as a director of our company for a period of two years.

Solar Roofing Systems

In September 2005, we entered into an agreement to purchase 20% of SRS and acquired an option to purchase additional shares of SRS to bring our ownership to 51%.

In April 2006, pursuant to a February 8, 2006 Stock Purchase Agreement by and among us, SRS, SRS' stockholders and 2093603 Ontario Inc., an Ontario corporation and a subsidiary of ours, the acquisition subsidiary acquired all of the outstanding shares of SRS other than those already owned by us in exchange for $3,204,263 and 736,082 unregistered shares of our common stock issued to the U.S. shareholders of SRS and 2,446,074 Class A shares of the acquisition subsidiary issued to the Canadian shareholders of SRS. In addition, the former shareholders of SRS will be entitled to receive up to 736,079 additional shares of our common stock and up to 2,446,067 additional Class A shares, which share amounts will each be reduced by up to 50% in the event that SRS fails to satisfy certain gross sales targets for calendar 2006. Norman J. Dodd, a director of our company, was the President of SRS prior to the transaction.

In connection with the closing, we entered into an exchange rights agreement with certain stockholders of SRS. Pursuant to the exchange rights agreement, we granted to the holders of Class A shares the right to exchange each such share for one share of our common stock upon specified liquidation or insolvency events applicable to us or in the event that the acquisition subsidiary fails to redeem Class A shares as required by its articles of incorporation. The exchange agreement will terminate at such time as no Class A shares (or securities convertible into or exchangeable for such shares) are held by any party other than us or any of our affiliates.

We also entered into a support agreement with the acquisition subsidiary and certain stockholders of SRS. Pursuant to the support agreement, we agreed to refrain from paying any dividends upon our common stock unless (1) the acquisition subsidiary simultaneously declares or pays an equivalent dividend on the Class A shares and (2) the acquisition subsidiary has sufficient funds to enable it to timely make such dividend payment. In addition, the support agreement requires us to take all such actions and do all things that are reasonably necessary or desirable to enable and permit the acquisition subsidiary and us to satisfy our obligations pursuant to the articles of incorporation of the acquisition subsidiary and the exchange agreement to cause the exchange of Class A shares (and all declared and unpaid dividends, if applicable) for shares of our common stock. For so long as there are any outstanding Class A shares not held by us or our affiliates, the support agreement requires that we maintain the economic equivalence of the Class A shares with shares of our common stock by refraining from taking certain specified actions, such as stock or rights dividends, stock splits, reclassifications, mergers or similar actions, unless the Class A shares benefit from an economically equivalent action. The support agreement will terminate at such time as no Class A shares (or securities convertible into or exchangeable for such shares) are held by any party other than us or any of our affiliates.

In addition, we entered into a registration rights agreement with certain stockholders of SRS pursuant to which we agreed to register the resale of shares of our common stock issued or issuable in exchange for Class A shares of the acquisition subsidiary, which we refer to as the exchange shares. The registration rights agreement requires that we cause a registration statement to be declared effective by the SEC with respect to the resale of the exchange shares prior to the earlier of (1) March 30, 2007, and (2) the date the acquisition subsidiary first exercises its right to redeem Class A shares for exchange shares. We are required to keep the registration statement effective until the first anniversary of the date on which all Class A shares have been exchanged or deemed exchanged for exchange shares. We are required to pay all registration-related expenses in connection with the registration statement. Each Class A share of the acquisition subsidiary is exchangeable for one share of our common stock, in accordance with the terms and conditions set forth in the articles of incorporation of the acquisition subsidiary and the exchange rights agreement and support agreement described above.

Critical Accounting Policies

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management of our company to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. As the number of variables and assumptions affecting the probable future resolution of the uncertainties increase, these judgments become even more subjective and complex. Our significant accounting policies are discussed in Note 2 to our consolidated financial statements for the fiscal year ended May 31, 2006 included in this Report. We have identified the following accounting policies, described below, as the most important to an understanding of our current financial condition and results of operations.

Debenture and Warrant Accounting

We issued debentures and warrants under two different sets of terms, one being the 0% Debentures and the other being the 5% Debentures described in “Liquidity and Capital Resources - Recent Financings” above and Note 11 to our financial statements for the fiscal year ended May 31, 2006 included in this Report.

In accordance with EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF 00-27”) and EITF 98-5 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, it was determined that the embedded conversion feature had intrinsic value. The proceeds of the issuance have been allocated among the 0% Debentures and the warrants based upon their relative fair values. The fair value of the warrants was determined by using the Black-Scholes option pricing model assuming an expected life of 5 years, a risk-free interest rate of 5%, an expected volatility of 75%, and a dividend yield of 0%.

For the $3,750,000 of 0% Debentures, the fair value of the debentures was allocated 34.1% ($1,277,853) to the warrants and 65.9% ($2,472,147) to the debentures. The beneficial conversion feature (conversion option value) related to the debentures is $2,356,345, which will be recognized as interest expense over the life of the debenture.

For the $1,500,000 of 0% Debentures, the fair value of the debentures was allocated 26.6% ($399,614) to the warrants and 73.4% ($1,100,386) to the debentures. The beneficial conversion feature (debt discount) related to the debentures is $399,614, which will be recognized as interest expense over the life of the debenture.

In accordance with EITF 00-27, the fair value of the warrants was allocated from the proceeds of the debt securities, and the remaining proceeds were then allocated to the debentures, resulting in the debentures being recorded at a discount from their face amount as follows:

Proceeds received on issuance of the convertible debt	$5,250,000
Allocated to:
Fair value of the debentures	3,572,533
Fair value of warrants	1,677,467
Intrinsic value of beneficial conversion feature	2,755,959

In accordance with EITF 00-27 and EITF 98-5, it was determined that the embedded conversion feature for the 5% Debentures had intrinsic value. The proceeds of the issuance have been allocated among the 5% Debentures and the warrants based upon their relative fair values. The value of the warrants was determined to be $2,800,894 by using the Black-Scholes option pricing model assuming an expected life of 5 years, a risk-free interest rate of 5%, an expected volatility of 75%, and a dividend yield of 5%.

In accordance with EITF 00-27, the fair value of the warrants was allocated from the proceeds of the debt securities, and the remaining proceeds, were then allocated to the debentures, resulting in the debentures being recorded at a net discount from their face amount. The analysis used to determine the dollar amount of proceeds to allocate to the debentures versus the warrants was based on Black-Scholes.

The proceeds received on issuance of the 5% Debentures during the fiscal year ended May 31, 2006 were allocated to the fair value of the convertible debentures and the warrants as follows:

Proceeds received on issuance of the convertible debt	$10,000,000

Allocated to:	-
Original issue discount	$800,000
Fair value of the debentures	$6,399,016
Fair value of warrants	$2,800,984
Intrinsic value of beneficial conversion feature	$3,734,317

The carrying value as of May 31, 2006 of the debentures has been calculated as follows:
	0%	5%	Total
Face value of debentures	$5,250,000	$10,000,000	$15,250,000
Less: debt discount - beneficial conversion feature	(2,755,959)	(3,734,317)	(6,490,276)
Less: debt discount - warrants	(1,677,467)	(2,800,984)	(4,478,451)
Less: original issue discount		(800,000)	(800,000)
Plus: accreted interest expense (through May 31, 2006)	173,344	168,599	341,943
Debentures carrying value at May 31, 2006	$989,918	$2,833,298	$3,823,216

Discounts recorded in connection with the value of warrants, beneficial conversion feature, and original issue discount recorded in connection with the convertible debt, are being recognized as non-cash interest over the term of the debt using the effective interest method. The carrying value of the debentures will accrete to the face value over the life of the debentures, as the value of the discounts is expensed.

Acquisition accounting

We allocated the purchase price of the acquisitions of Solar Roofing Systems, Inc. and Connect Renewable Energy, Inc., according to Statement of Financial Accounting Standards No. 141 Business Combinations. This allocation is shown in Note 4 to our consolidated financial statements for the year ended May 31, 2006 included in this Report. The allocation included $1.8 million of acquired intangible assets that were assigned to research and development assets that were written off at the date of the acquisitions in accordance with FASB Interpretation No 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method. The portion of the acquisition price that was allocated to patents and other identifiable intangible assets will be amortized over their estimated useful lives, which range from five years to ten years. This amortization expense was $425,000 for the year-ended May 31, 2006. The amounts allocated to goodwill are not amortized and will be tested annually for impairment. Intangible assets are carried and reported at acquisition cost, net of accumulated amortization subsequent to acquisition. While the amortization expense will be stable over time, the estimated useful lives of the intangible assets may prove to differ significantly from management’s initial estimates. Thus, the non-cash amortization expense may be either overstated or understated. In addition, in the future, we may need to record an impairment to the goodwill recorded that is associated with the acquisitions if the products and intellectual property acquired prove not to be economically viable.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined in Item 303(c)(2) of Regulation S-B.

ITEM 7. FINANCIAL STATEMENTS

TABLE OF CONTENTS

The following consolidated financial statements and the notes thereto are filed as part of this registration statement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Open Energy Corporation
Solana Beach, California

We have audited the accompanying consolidated balance sheet of Open Energy Corporation and subsidiaries as of May 31, 2006, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Open Energy Corporation as of May 31, 2006 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ PETERSON & CO., LLP

San Diego, California
August 28, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Open Energy Corporation (formerly Barnabus Energy, Inc.) an exploration stage company:

We have audited the consolidated balance sheet of Open Energy Corporation (formerly Barnabus Energy, Inc.), an exploration company, as at May 31, 2005 and the consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company, as at May 31, 2005 and the results of its operations and its cash flows and the changes in stockholders’ equity for the year then ended in conformity with United States generally accepted accounting principles.

As more fully described in Note 15 to the accompanying financial statements, subsequent to the issuance of the Company's 2005 consolidated financial statements and our report thereon dated August 22, 2005, the company decided to sell its oil and gas interests. In the accompanying financial statements, the comparative numbers for the year ended May 31, 2005 reflect the financial position and results of operations relating to oil and gas interests as a discontinued operation. In our original report we expressed an unqualified opinion on the 2005 consolidated financial statements, and our opinion on the revised consolidated financial statements, as expressed therein, remains unqualified.

The May 31, 2005 financial statements were prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the May 31, 2005 financial statements, the Company had a working capital deficiency, a capital deficiency, had incurred significant losses since inception and further losses were anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters were also described in Note 2. The May 31, 2005 financial statements did not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, BC	/s/ DALE MATHESON CARR-HILTON LABONTE
August 28, 2006	CHARTERED ACCOUNTANTS

Open Energy Corporation
CONSOLIDATED BALANCE SHEETS
May 31, 2006 and 2005

	May 31,
	2006	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,758,369	$-
Accounts receivable	296,574	-
Due from related parties	1,139,343	-
Inventories	2,932,891	-
Notes receivable	650,000	-
Prepaid expenses and other current assets	536,915	-
Current assets of discontinued operations	-	225,102
Total current assets	8,314,092	225,102

FIXED ASSETS, NET	581,258	-
DEFERRED FINANCING COSTS, NET	143,554	-
INTANGIBLE ASSETS, NET	9,665,230	-
GOODWILL	11,942,594	-
NON CURRENT ASSETS OF DISCONTINUED OPERATIONS	-	881,187
Total assets	$30,646,728	$1,106,289

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$1,155,301	$-
Notes payable, current maturities	320,025	-
Advances from related parties	314,039	-
Other accrued liabilities	2,231,806	-
Deferred revenue	141,972	-
Current liabilities of discontinued operations	-	1,371,773
Total current liabilities	4,163,143	1,371,773

LONG-TERM LIABILITIES
Notes payable, net of current maturities	59,693	-
Convertible debentures, net	3,823,216	-
Deferred tax liability	4,835,857	-
Total long-term liabilities	8,718,766	-

COMMITMENTS AND CONTINGENCIES (Note 16)

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 par value; 1,125,000,000 shares authorized; 69,131,663 and 46,668,750 shares issued and outstanding at May 31, 2006 and 2005, respectively	69,132	46,669
Additional paid-in capital	45,553,087	411,451
Unearned compensation	(14,979,183)	-
Shares to be issued	15,625	-
Accumulated deficit	(12,900,794)	(728,179)
Other comprehensive loss	6,952	4,575
Total stockholders' equity (deficit)	17,764,819	(265,484)

Total liabilities and stockholders' equity (deficit)	$30,646,728	$1,106,289

The accompanying notes are an integral part of these financial statements.

Open Energy Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended May 31, 2006 and 2005

	Year Ended May 31,
	2006	2005
Revenues, net	$152,532	$-
Cost of sales	156,313	-
Gross profit (loss)	(3,781)	-

Operating Expenses
Selling, general and administrative	8,638,186	-
Research and development	2,529,872	-
Total operating expenses	11,168,058	-

Loss from operations	(11,171,839)	-

Other Income (expense)
Interest and other income	15,763	-
Interest expense	(706,902)	-
Other expense	(283,928)	-
Loss on foreign exchange	(61,424)	-
Total other income (expense)	(1,036,491)	-

Loss from continuing operations before income taxes	(12,208,330)	-
Income tax benefit	884,694	-
Loss from continuing operations	(11,323,636)	-

Loss from discontinued operations	(848,979)	(666,046)

Net loss	$(12,172,615)	$(666,046)

Net loss per share - basic and diluted

Continuing operations	$(0.20)	$-
Discontinued operations	$(0.02)	$(0.01)
Net loss	$(0.22)	$(0.01)

Weighted average shares outstanding - basic and diluted	55,685,610	47,615,209

The accompanying notes are an integral part of these financial statements.

Open Energy Corporation
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Years Ended May 31, 2006 and 2005

	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Unearned Compensation	Shares To Be Issued	Accumulated Deficit	Other Comprehensive Income	Total Stockholders' Equity(Deficit)

Balance, May 31, 2004	48,855,000	$48,855	$(17,785)	$-	$-	$(62,133)	$0	$(31,063)
		-
Issuance of stock at $.39 per share	1,095,000	1,095	425,955	-	-	-	-	427,050

Cancellation of shares	(3,281,250)	(3,281)	3,281	-	-	-	-	-

Net loss	-	-	-	-	-	(666,046)	-	(666,046)

Foreign currency translation adjustments	-	-	-	-	-	-	4,575	4,575

Balance, May 31, 2005	46,668,750	$46,669	$411,451	$-	$-	$(728,179)	$4,575	$(265,484)

Issuance of stock in connection with private placement	3,089,790	3,090	2,428,873	-	-	-	-	2,431,963

Issuance of unearned restricted stock	9,643,467	9,643	19,357,536	(19,367,179)	-	-	-	-

Restricted stock amortization	-	-	-	4,387,996	-	-	-	4,387,996

Issuance of stock as loan fee	65,000	65	132,335	-	-	-	-	132,400

Issuance of warrants in connection with debt financing	-	-	4,478,451	-	-	-	-	4,478,451

Beneficial conversion feature - convertible debt, net of income tax	-	-	3,904,913	-	-	-	-	3,904,913

Issuance of stock for services	482,500	483	890,867	-	-	-	-	891,350

Shares to be issued to employees	-	-	-	-	15,625	-	-	15,625

Issuance of stock in connection with acquisitions	9,182,156	9,182	13,948,661	-	-	-	-	13,957,843

Net loss	-	-	-	-	-	(12,172,615)	-	(12,172,615)

Foreign currency translation adjustments	-	-	-	-	-	-	2,377	2,377

Balance, May 31, 2006	69,131,663	$69,132	$45,553,087	$(14,979,183)	$15,625	$(12,900,794)	$6,952	$17,764,819

The accompanying notes are an integral part of these financial statements.

Open Energy Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended May 31, 2006 and 2005

	Year Ended May 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,172,615)	$(666,046)
Net loss from discontinued operations	848,979	666,046
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	447,928	-
Interest from amortization of warrants and beneficial conversion feature, net of tax	297,481	-
Amortization of deferred financing costs	8,464	-
Amortization of original issue discount	44,462	-
Addition to inventory reserves	43,936	-
Writeoff of acquired in-process research and development	1,800,000	-
Stock issued as loan fee	132,400	-
Stock based compensation	5,294,971	-
Other operating activities from discontinued operations	(681,757)	(433,228)
Change in operating assets and liabilities, net of effects of acquisitions
Accounts receivable	(212,806)	-
Due from employees	(1,139,343)	-
Inventories	(1,478,756)	-
Other current assets	(513,326)	-
Accounts payable	789,648	-
Other accrued liabilities	1,977,221	-
Deferred revenue	141,972	-
Deferred taxes	(886,294)	-
Net cash used by operating activities	(5,257,435)	(433,228)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of oil and gas interests	350,000	-
Purchases of property and equipment	(277,227)	-
Additions to intangible assets	(90,231)	-
Payment for acquisitions, net of cash acquired	(6,781,657)	-
Other investing activities of discontinued operations	(118,813)	(881,187)
Net cash used in investing activities	(6,917,928)	(881,187)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on notes payable	333,975	-
Proceeds from convertible debt	15,250,000	-
Proceeds from private placement	1,754,759	-
Payments on notes payable	(68,184)	-
Payments on advances from related parties	(750,488)	-
Payment of debt issue costs	(952,018)	-
Other financing activities of discontinued operations	(636,689)	1,305,091
Net cash provided by financing activities	14,931,355	1,305,091

Effect of foreign currency translation	2,377	4,575

Net increase (decrease) in cash and cash equivalents	2,758,369	(4,749)

Cash and cash equivalents at beginning of year	-	4,749

CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,758,369	$-

SUPPLEMENTAL DISCLOSURES

Cash operating activities:
Interest paid	$251,344	$23,222
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Stock issued in connection with acquisitions	$13,957,843	$-
Liabilities assumed in connection with acquisitions	$1,796,000	$-
Assets acquired, net of deferred income taxes	$25,349,000	$-
Note receivable from sale of oil and gas interests	$650,000	$-
Warrants issued in connection with debt financing	$4,478,451	$-
Beneficial conversion feature associated with convertible debt	$3,904,913	$-
Issuance of stock in lieu of debt repayment	$677,204	$-

The accompanying notes are an integral part of these financial statements.

Open Energy Corporation
Notes to Consolidated Financial Statements
May 31, 2006

1.	Nature of Operations

Open Energy Corporation, (formerly Barnabus Energy, Inc.,) a Nevada corporation (the "Company”), focuses on the development and commercialization of solar energy products and technologies for a wide range of applications including power production and water desalination.  The Company was incorporated on April 11, 2002 and was originally involved in oil and natural gas development with interests in property, wells, pipelines and a small gas refinery in Alberta, Canada. In September 2005, the Company decided to sell its oil and gas holdings in order to focus entirely upon renewable energy. The oil and gas divestiture was completed during the quarter ended February 28, 2006 and the Company has begun sales of a portfolio of renewable energy products and technologies, based on its acquisitions of Connect Renewable Energy, Inc. (“CRE”) and Solar Roofing Systems, Inc. (“SRS”), which were completed in March 2006 and April 2006, respectively. The Company was in the development stage through May 31, 2005. The year ended May 31, 2006 is the first year during which the Company is considered an operating company and is no longer in the development stage.

Shares of the Company's common stock currently trade on the OTC Bulletin Board under the symbol "OEGY.OB" (formerly BBSE.OB). On April 19, 2006, the Company effected a corporate name change from Barnabus Energy, Inc. to Open Energy Corporation. (On May 4, 2005, the Company had effected a corporate name change from Barnabus Enterprises, Ltd. to Barnabus Energy, Inc).

2.	Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Financial Reclassifications

Certain amounts in the 2005 financial statements have been reclassified to conform with the 2006 classifications. These reclassifications have no effect on reported net income.

Financial Instruments

The Company’s financial instruments consist primarily of cash, accounts receivable, accounts payable, and notes payable. These financial instruments are stated at their respective carrying values, which approximate their fair values.

Open Energy Corporation
Notes to Consolidated Financial Statements
May 31, 2006

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). The Company generates revenue from the sale of photovoltaic roofing tiles, photovoltaic roofing membranes, balance of system products, and management system products to our dealers or other parties. The Company does not perform any installations. SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectibility is reasonably assured. Amounts billed or received from customers in advance of performance are recorded as deferred revenue.

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. Accounts receivable are presented net of the allowance for doubtful accounts. Due to the limited accounts receivable balance at May 31, 2006, and the lack of accounts receivable at May 31, 2005, there was no allowance for doubtful accounts at either of the respective year end dates.

Warranty Reserves

Due to the limited number of shipments made during the year ended May 31, 2006, the Company did not recognize warranty expense, and accordingly, as of May 31, 2006 there was no warranty reserve. It is customary in the Company's business and industry to warrant or guarantee the performance of  photovoltaic roofing products at certain levels of conversion efficiency for extended periods, often as long as 20 years. It is also customary to warrant or guarantee the functionality of  inverters and balance of systems for 10 years. The Company  therefore plans to maintain warranty reserves based on 0.5 % of revenue upon shipment of product to customers as a component of cost of sales to cover the potential liability that could arise from these guarantees. The Company's potential liability is generally in the form of product replacement. As necessary, the Company's warranty reserve will also include specific accruals for known product issues and an accrual for an estimate of incurred but not reported product issues based on industry loss information.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash on deposit, certificates of deposit, and money market accounts that are readily convertible into cash. These are purchased with original maturities of three months or less.

Inventory

Inventories consist of photovoltaic cells and other component material for specific customer orders and spare parts, and are valued at lower of cost (first-in, first-out) or market. Management provides a reserve to reduce inventory to its net realizable value. Certain factors could impact the realizable value of  inventory, so management continually evaluates the recoverability based on assumptions about customer demand and market conditions. The evaluation may take into consideration expected demand, new product development, the effect new products might have on the sale of existing products, product obsolescence, and other factors. The reserve or write-down is equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves or write-downs may be required. If actual market conditions are more favorable, reserves or write-downs may be reversed.

Open Energy Corporation
Notes to Consolidated Financial Statements
May 31, 2006

Fixed Assets

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

Goodwill and Intangible Assets

Goodwill represents the excess of costs over fair value of assets of businesses acquired.  Per Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead must be tested for impairment annually or more frequently if circumstances indicate that indicators of impairment may be present. Management assesses goodwill for impairment at the reporting unit level on an annual basis at fiscal year end or more frequently under certain circumstances. Such circumstances include (i) significant adverse change in legal factors or in the business climate, (ii) an adverse action or assessment by a regulator, (iii) unanticipated competition, (iv) a loss of key personnel, (v) a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of, and (vi) recognition of an impairment loss in a subsidiary that is a component of a reporting unit. Management must make assumptions regarding estimating the fair value of the company reporting unit. If these estimates or related assumptions change in the future, the Company may be required to record an impairment charge. Impairment charges would be included in selling, general and administrative expenses in the Company’s consolidated statements of operations, and would result in reduced carrying amounts of the goodwill.

As of May 31, 2006, the Company has tested its goodwill for impairment under the provisions of SFAS No. 142, and no impairment charges were deemed necessary.

Intangible assets with finite lives are amortized over their estimated useful lives, which range from five years to ten years. Intangible assets are reviewed for impairment whenever events or circumstances indicate impairment might exist in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (“SFAS No. 144”). The projected undiscounted net cash flows expected to be derived from the use of those assets are compared to the respective net carrying amounts to determine whether any impairment exists. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

Factors the Company considers important which could trigger an impairment review include:

•	Significant underperformance relative to historical or projected future operating results;

•	Significant changes in the manner of use of the acquired assets or the strategy for the Company's overall business; and

•	Significant negative industry or economic trends.

As of May 31, 2006, the Company evaluated intangible assets under the provisions of with SFAS No. 144, and no impairment charges were deemed necessary.

Open Energy Corporation
Notes to Consolidated Financial Statements
May 31, 2006

Deferred Financing Costs

Costs related to the issuance of debt are capitalized and amortized to interest expense over the life of the related debt on a straight line basis which is not materially different from the results obtained using the effective interest method.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Foreign Currency

The functional currency for the Company’s Canadian subsidiary is the United States Dollar. Gains and losses from foreign exchange transactions are included in the consolidated statements of operations and have not been significant. Translation adjustments resulting from the process of translating the Company’s former oil and gas operations into U.S. dollars are included in determining comprehensive loss and have not been significant.

Basic and Diluted Net Loss per Share

Basic net loss per share is computed by dividing the loss for the period by the weighted average number of common shares outstanding for the period. Fully diluted loss per share reflects the potential dilution of securities by including other potential issuances of common stock, including shares to be issued upon exercise of stock options and warrants, in the weighted average number of shares of common stock outstanding for a period and is not presented where the effect is anti-dilutive.

A total of 44,117,647 shares held in escrow as collateral in connection with convertible debt agreements and a total of 22,563,134 shares underlying the convertible debt and warrants issued as of May 31, 2006, have been excluded from the calculation because they are deemed to be anti-dilutive.

Stock Based Compensation

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure ("SFAS No. 148"), an amendment of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation, and (3) require disclosure of those effects in interim financial information. The adoption of SFAS 148 has not had an impact on the Company’s financial position or results of operations.

The Company has elected to continue to account for stock-based employee compensation arrangements using the intrinsic value method as permitted by the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, ("APB No. 25") and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 which requires a proforma disclosure showing the effect on reported earnings had the Company recorded stock-based compensation at fair value. As of May 31, 2006, there were no stock options outstanding, and therefore pro forma disclosure has not been included.

Open Energy Corporation
Notes to Consolidated Financial Statements
May 31, 2006

Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company’s stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past service and pro-rata for future service over the vesting period.

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

Derivative Financial Instruments

The Company accounts for derivative instruments in accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and complies with SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 . SFAS No. 133 and SFAS No. 138 establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities.

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risk. Terms of convertible debt and equity instruments are reviewed to determine whether or not they contain embedded derivative instruments that are required under SFAS No. 133 to be accounted for separately from the host contract, and recorded on the balance sheet at fair value. The fair value of derivative liabilities is required to be revalued at each reporting date, with corresponding changes in fair value recorded in current period operating results.

Freestanding warrants issued by the Company in connection with the issuance or sale of debt and equity instruments are considered to be derivative instruments, and are evaluated and accounted for in accordance with the provisions of the Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF No. 00-19”). Pursuant to EITF No. 00-19, an evaluation of specifically identified conditions is made to determine whether the fair value of warrants issued is required to be classified as equity or as a derivative liability.

Beneficial Conversion and Warrant Valuation

In accordance with EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios and EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments,  the Company records a beneficial conversion feature (“BCF”) related to the issuance of convertible debt instruments that have conversion features at fixed rates that are in-the-money when issued, and the fair value of warrants issued in connection with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to warrants, based on their relative fair value, and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion feature. The discounts recorded in connection with the BCF and warrant valuation are recognized as non-cash interest expense over the term of the convertible debt, using the effective interest method.

Open Energy Corporation
Notes to Consolidated Financial Statements
May 31, 2006

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade accounts receivable. The Company maintains cash balances at various financial institutions primarily located in California. Accounts at these institutions are secured by the Federal Deposit Insurance Corporation up to $100,000. At times, balances may exceed federally insured limits. The Company has not experienced any losses in such accounts. Management believes that the Company is not exposed to any significant credit risk with respect to its cash and cash equivalents.

3. Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) is effective for public companies that file as small business issuers as of the beginning of the first annual reporting period that begins after June 15, 2005. The new standard will be effective for the Company for the fiscal year beginning June 1, 2006. SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

The precise impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options. The Company is currently in the process of adopting SFAS 123(R) and evaluating the impact on the financial statements.

In November 2005, the FASB issued Staff Position (“FSP”) FAS115-1/124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, and No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations , and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock . This FSP is effective for reporting periods beginning after December 15, 2005. Management does not believe the adoption of this FSP will have a material effect on the Company’s future reported financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to permit fair value measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, Accounting for the Impairment or Disposal of Long-Lived Assets, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a material effect on the Company’s future reported financial position or results of operations.

Open Energy Corporation
Notes to Consolidated Financial Statements
May 31, 2006

On June 29, 2005, the EITF ratified Issue No. 05-2, The Meaning of Conventional Convertible Debt Instrument in EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. EITF Issue 05-2 provides guidance on determining whether a convertible debt instrument is "conventional" for the purpose of determining when an issuer is required to bifurcate a conversion option that is embedded in convertible debt in accordance with SFAS 133. Issue No. 05-2 is effective for new instruments entered into and instruments modified in reporting periods beginning after June 29, 2005. The adoption of this pronouncement did not have a material effect on the Company's future reported financial position or results of operations.

In September 2005, the EITF issued Issue No. 05-4, The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument, subject to EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. EITF 05-4 provides guidance to issuers as to how to account for registration rights agreements that require an issuer to use its "best efforts" to file a registration statement for the resale of equity instruments and have it declared effective by the end of a specified grace period and, if applicable, maintain the effectiveness of the registration statement for a period of time or pay a liquidated damage penalty to the investor. The Task Force has not reached a consensus on this issue.

In September 2005, the FASB ratified the EITF Issue No. 05-7, Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues, which addresses whether a modification to a conversion option that changes its fair value affects the recognition of interest expense for the associated debt instrument after the modification and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt). This issue is effective for future modifications of debt instruments beginning in the first interim or annual reporting period beginning after December 15, 2005. The Company is currently in the process of evaluating what effect, if any, that the adoption of this pronouncement may have on its future reported financial position or results of operations.

In September 2005, the FASB also ratified EITF Issue No. 05-8, Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature, which discusses whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference arising from the intrinsic value of the beneficial conversion feature on the commitment date (which is recorded in the shareholder's equity for book purposes, but as a liability for income tax purposes), and, if so, whether that basis difference is a temporary difference under FASB Statement No. 109, Accounting for Income Taxes. This Issue should be applied by retrospective application pursuant to Statement 154 to all instruments with a beneficial conversion feature accounted for under Issue 00-27 included in financial statements for reporting periods beginning after December 15, 2005. Early application is permitted for periods for which financial statements have not been issued. The Company's application of EITF 05-8 resulted in a reduction of approximately $2.5 million to stockholders’ equity due to the tax effect of the beneficial conversion feature related to convertible debt financing completed during the year ended May 31, 2006.

Open Energy Corporation
Notes to Consolidated Financial Statements
May 31, 2006

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in tax positions and requires that a Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material effect on the Company's future reported financial position or results of operations.

4. Acquisitions

Acquisitions have been recorded using the purchase method of accounting and the results of operations of acquired companies are included in the Company’s consolidated results from the date of each acquisition.  The Company allocates the purchase price of its acquisitions to the tangible assets, liabilities, and intangible assets acquired, including in-process research and development (“IPR&D”), based on their estimated fair values in accordance with SFAS No. 141, Business Combinations.  The excess purchase price over those fair values is recorded as goodwill.

The portion of the acquisition price that was allocated to patents and other identifiable intangible assets will be amortized over their estimated useful lives, which range from five years to ten years. Amounts allocated to goodwill are not amortized and will be tested annually for impairment. Intangible assets are carried and reported at acquisition cost, net of accumulated amortization subsequent to acquisition.

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

CRE manufactures and distributes high efficiency photovoltaic roofing products designed to match the colors and edge profiles of cement tiles commonly used in residential and commercial construction. This acquisition enhances the Company’s ability to pursue the development and commercialization of renewable energy products by providing the Company with building integrated solar tiles, architectural glass, and balance of systems products.

In connection with the merger, the Company entered into a consulting agreement with Connect by Computer, LLC, an entity affiliated with Mr. Gangemi, currently a director of the Company. Pursuant to which Mr. Gangemi has agreed to provide consulting services to the Company in the capacity of Chief Technology Officer and serve as a director for a period of two years. In consideration of such services, the Company agreed to pay $16,000 per month for each full month of services rendered. The Company also agreed to grant to Connect by Computer, LLC, 1,000,000 shares of common stock effective as of the date of the merger and 2,000,000 additional shares of common stock subject to the achievement by CRE of certain net sales targets following the merger.

The purchase price at the time of the acquisition was allocated per SFAS No. 141 based on the estimated fair value of net tangible and intangible assets acquired, and liabilities assumed, to the following assets and liabilities:

Open Energy Corporation
Notes to Consolidated Financial Statements
May 31, 2006

Cash	$161,000
Accounts receivable	37,000
Inventory	443,000
Other assets	8,000
Property, furniture & equipment, net	73,000
Identifiable intangibles	5,900,000
Goodwill	6,077,000
TOTAL ASSETS ACQUIRED	12,699,000

Accounts payable	298,000
Accrued interest	56,000
McDonough litigation contingency	112,000
Note payable-current maturity	106,000
Note payable-related parties	650,000
Customer deposits	8,000
Accrued liabilities	12,000
TOTAL LIABILITIES ASSUMED	1,242,000
Deferred tax liability	1,307,000

Fair value of net assets acquired	$10,150,000

Consideration paid:
Cash	$1,410,000
Stock	8,580,000
Transaction costs	160,000
Total consideration paid	$10,150,000

Of the $5,900,000 of acquired intangible assets, $900,000 was assigned to research and development assets that were written off at the date of acquisition in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method. Those write-offs are included in selling, general and administrative expenses. The remaining $5,000,000 of acquired intangible assets have a weighted average useful life of approximately 8 years. The intangible assets that make up that amount include patented technologies of $4,500,000 (8 year weighted average useful life), customer relationships of $400,000 (8 year weighted average useful life), and backlog of $100,000 (6 month weighted average useful life).

On April 10, 2006, the Company completed the acquisition and merger of all of the outstanding shares of Solar Roofing Systems Inc., an Ontario, Canada corporation. The Company's subsidiary, 2093603 Ontario, Inc. acquired the outstanding shares of Solar Roofing Systems for consideration equal to $3,204,263 in cash, 736,082 shares of the Company's common stock and 2,446,074 Class A shares of 2093603 Ontario, Inc. In addition, the former shareholders of Solar Roofing Systems will be entitled to receive up to 736,079 additional shares of the Company's common stock and up to 2,446,067 Class A shares within 90 days following the December 31, 2006 fiscal year end of Solar Roofing Systems. Such share amounts will each be reduced by up to 50% in the event that Solar Roofing Systems fails to satisfy certain gross sales targets for its fiscal year 2006. A director of the Company was the President of Solar Roofing Systems prior to the transaction and was appointed President of East Coast Operations after the closing.

Open Energy Corporation
Notes to Consolidated Financial Statements
May 31, 2006

Each Class A share of 2093603 Ontario, Inc. is exchangeable for one share of the Company's common stock, in accordance with the terms and conditions set forth in the articles of incorporation of 2093603 Ontario, Inc.

Solar Roofing Systems, Inc. manufactures high efficiency building integrated solar roofing membranes for commercial and residential customers. This acquisition enhances the Company’s ability to pursue the development and commercialization of renewable energy products by providing the Company with a proprietary building integrated solar roofing product line.

The purchase price at the time of the acquisition was allocated per SFAS No. 141 based on the estimated fair value of net tangible and intangible assets acquired, and liabilities assumed, to the following assets and liabilities:

Cash and cash equivalents	$54,000
Accounts receivable	47,000
Inventories	1,055,000
Prepaid expenses and other current assets	15,000
Property and equipment, net	254,000
Identifiable intangibles	5,900,000
Goodwill	5,867,000
TOTAL ASSETS ACQUIRED	13,192,000

Accounts payable	66,000
Accrued liabilities	67,000
Advances from stockholders	308,000
Current maturities of notes payable	48,000

Long-term debt	65,000

TOTAL LIABILITIES ASSUMED	554,000
Deferred tax liability	1,835,000

Fair value of net assets acquired	$10,803,000

Consideration paid:
Cash	$5,014,000
Stock	5,378,000
Transaction costs	411,000
Total Consideration Paid	$10,803,000

Of the $5,900,000 of acquired intangible assets, $900,000 was assigned to research and development assets that were written off at the date of acquisition in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method. Those write-offs are included in selling, general and administrative expenses. The remaining $5,000,000 of acquired intangible assets have a weighted average useful life of approximately 8 years. The intangible assets that make up that amount include patented technologies of $3,500,000 (8-year weighted-average useful life), customer relationships of $400,000 (8-year weighted-average useful life), and backlog of $200,000 (6-month weighted-average useful life) and trademarks of $900,000 (indefinite useful life, not amortized).

Open Energy Corporation
Notes to Consolidated Financial Statements
May 31, 2006

The results of operations of both CRE and SRS have been included in the Company’s consolidated statements of operations since the completion of the acquisitions on March 30 and April 11, 2006, respectively. The following unaudited pro forma information presents a summary of the results of operations assuming the acquisitions had occurred on June 1, 2004:

	Year Ended May 31,
	2006	2005
Net sales	$520,732	$150,099
Net loss	$(13,783,502)	$(939,091)

Loss per share
Basic and Diluted	$(0.25)	$(0.02)

5.	Due from related parties

As described in Note 10, the Company has accrued estimated payroll taxes, withholding and penalties owed as of May 31, 2006 totaling $1,311,471 in connection with issuances of restricted shares of common stock to certain officers and employees of the Company (see Notes 10 and 14). The withholding portion of this accrual totaling $1,139,343 has been recorded at May 31, 2006 as amounts due from related parties based on agreements with the respective officers and employees for them to remit funds to the Company for an amount equal to the withholding obligations.

6.	Inventories

Inventories consisted of the following:

	May 31,
	2006	2005
Raw materials	$1,742,710	$-
Work-in-process	879,560	$-
Finished goods	310,621	$-
TOTAL	$2,932,891	$-

Inventories are shown net of reserves for slow moving and obsolete inventory of $43,936 and $0, as of May 31, 2006 and 2005, respectively.

Open Energy Corporation
Notes to Consolidated Financial Statements
May 31, 2006

7.	Fixed Assets

Fixed assets consisted of the following:

	May 31,
	2006	2005
Computers and Networks	$102,018	$-
Machinery and Equipment	185,049
Furniture and fixtures	22,408	-
Leasehold improvement	37,492	-
Construction in progress	257,217
Subtotal	604,184	-
Less: accumulated depreciation	(22,926)	-

Fixed assets, net	$581,258	$-

Depreciation expense was $22,296 and $0 for the years ending May 31, 2006 and 2005, respectively.

8.	Intangible Assets

As of May 31, 2006, the Company has the following amounts related to intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Amount
Amortized intangible assets:
Patented technologies	$8,000,000	$(250,000)	$7,750,000
Customer relationships	800,000	(25,000)	775,000
Backlog	300,000	(150,000)	150,000
Total amortized intangibles	9,100,000	(425,000)	8,675,0000

Unamortized intangible assets:
Trademarks	927,883	-	927,883
Unpatented technologies	62,347	-	62,347
Total unamortized intangibles	990,230	-	990,230

Total intangibles	$10,090,230	$(425,000)	$9,665,230

No significant residual value is estimated for the patented technologies which have a remaining useful life of approximately eight years. Aggregate amortization expense for all intangible assets for the years ended May 31, 2006 and 2005 totaled $425,000 and $0, respectively. The following table represents the total estimated amortization of intangible assets for the five succeeding years:

Year ended May 31,
2007	$1,250,000
2008	1,100,000
2009	1,100,000
2010	1,100,000
2011 and thereafter	4,125,000

$8,675,000

Open Energy Corporation
Notes to Consolidated Financial Statements
May 31, 2006

9.	Advances in Respect of Oil and Gas Interest Acquisition (Included in Non-current Assets of Discontinued Operations)

All of the Company’s oil and gas activities were previously conducted in Canada. As discussed in Note 15, the oil and gas component of the business is being reported as discontinued operations for the year ended May 31, 2006, and amounts related to discontinued operations included in prior period financial statements have been reclassified to conform with the current period presentation. The following costs were incurred in oil and gas acquisition, exploration and development activities during the following periods:

	Year Ended May 31,
	May 31, 2006	May 31, 2005

Advances in respect of planned acquisition	$-	$789,783
Development costs -unproved	-	91,404
Total	$-	$881,187

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

In March 2005, the Company signed a Project Development and Project Management Agreement with MB Gas. The Company agreed to pay MB Gas a monthly fee of CDN $20,000 (USD $15,916) as the operator of the property up to December 31, 2006. For the period ending May 31, 2006, the Company paid MB Gas a total of CDN $171,200 (approx. USD $150,000) relating to this Agreement, which was capitalized as development costs.

In June 2005, the Company entered into an agreement with MB Gas to acquire a 90% interest in MB Gas’s working interest, existing wells, gathering pipelines, wellsite and plant facility in the Manyberries area of Alberta, Canada for a total purchase price of CDN $275,000 (USD $235,667). As part of the agreement the Company was to receive various percentage interests in related property sections.

In November 2005, the Company recorded an impairment charge of $589,923 against “Advances in respect of oil and gas interest acquisition” to reflect an estimated recoverable value of $1,000,000 based on an agreement with Goldstar that was formalized with the January 17, 2006 Settlement and Rescission Agreement.

Open Energy Corporation
Notes to Consolidated Financial Statements
May 31, 2006

On January 17, 2006, the Company finalized a Settlement and Rescission Agreement to transfer all its rights, title and interest in the Manyberries Assets to the party from which they were originally acquired, which includes the following significant terms:

•	A release from the Company's obligation to issue 2,250,000 shares of common stock;

•	A release from any further obligation of the Company to fund the operations of these assets or of the operator;

•	A settlement and rescission agreement constituting a full and final settlement of all claims arising, past, present and future, among the parties; and

•
The receipt by the Company of $350,000 in cash and a $650,000 note, bearing interest at 5% per annum payable in arrears at maturity, due not later than November 28, 2006, and secured by a lien on all of the assets of the debtor. As of May 31, 2006, accrued interest receivable of $11,864 was included in other current assets.

10.	Other Accrued Liabilities

Other accrued liabilities consist of the following:

	May 31,
	2006	2005
Payroll liabilities	$1,341,635	$-
Accrued interest	176,881
Accrued loan fees	200,000
Accrued research and development expense	118,312
Accrued legal fees	112,020
Accrued litigation settlement	265,089
Other	17,869

	$2,231,806	$-

Payroll Liabilities

Included in payroll liabilities at May 31, 2006 is a liability in the amount of $1,311,471 that represents estimated taxes, withholding and penalties related to the stock-based compensation resulting from issuances of restricted shares to certain officers of the Company as described in Note 14. In connection with the issuance of these shares, the Company failed to withhold for, or pay federal or state employment or income taxes associated with amounts vested during the year ended May 31, 2006. As discussed in Note 5, the Company has recorded corresponding amounts due from the officers totaling $1,139,343, which represents the amount of this liability that is owed by them to the Company.

Open Energy Corporation
Notes to Consolidated Financial Statements
May 31, 2006

11.	Notes Payable

Notes payable consist of the following:

	May 31,
	2006	2005

Unsecured promissory note to AFCO, bearing interest at 7.57% per annum, calculated monthly, payable in 9 equal monthly installments ending December 01, 2006.	$81,600	$-

Secured credit facility agreement for borrowings up to CDN $250,000, bearing interest at prime plus 3% as quoted by the Bank of Montreal. Payments of $4,630 (CDN $5,000) plus interest are due monthly. The note is due in March 2008 and is secured by equipment and is personally guaranteed by certain shareholders of the Company.	108,143	-

Unsecured demand promissory note payable to an unrelated party, bearing interest at 18% per annum calculated annually with no fixed term of repayment. $50,000 was advanced in August 2005, $100,000 on November 9, 2005 and $39,975 on December 2, 2005.	189,975	-

Subtotal	379,718	-
Less current maturities	320,025
Notes payable, net of current maturities	$59,693	$-

For the years ended May 31, 2006 and 2005, the Company has incurred a total of $183,768 and $8,497, respectively, in cash interest expense. Accrued interest related to these notes at May 31, 2006 and 2005 was $20,818 and $0, respectively.

Aggregate maturities of notes payable in the next five years are as follows:

2007	$320,025
2008	59,693
Total debt	$379,718

12.	Convertible Debentures and Warrants

0% Debentures

During February 2006, the Company raised $3,750,000 gross proceeds from three unrelated entities through the issuance of 0% Subordinated Mandatory Convertible Debentures (“0% Debentures”). The 0% Debentures are convertible at the holders' option, on or before the maturity date of July 31, 2008, into shares of the Company’s common stock at an initial conversion price of $1.46 per share. The conversion price is reduced and the number of shares issuable upon conversion is increased if the Company does not meet certain revenue milestones, or if the Corporation issues or sell shares of Common Stock for consideration less than the Conversion Price, other than certain excluded issuances.

In March, 2006, the Company raised an additional $1,500,000 gross proceeds through the issuance of 0% Debentures on the same terms as above.

Open Energy Corporation
Notes to Consolidated Financial Statements
May 31, 2006

In connection with the issuance of the 0% Debentures, the Company issued warrants to purchase shares of the Company’s common stock at the initial warrant exercise price of $2.23 per share. The warrant exercise price is reduced if the Company does not meet certain revenue milestones, or if the Corporation issues or sells shares of Common Stock for consideration less than the Conversion Price, other than certain excluded issuances.

In March 2006, the Company amended and restated the 0% Debentures and warrants to indicate that the anti-dilution adjustments set forth therein will occur only upon a future exercise or conversion of a convertible security, rather than upon the issuance of a convertible security, and will be calculated based upon the actual price used for the exercise or conversion. Accordingly, there was no initial adjustment of the conversion price of the debentures or the exercise price of the warrants upon original issuance of the debentures and warrant sold to Cornell Capital Partners, LP on March 31, 2006.

In July 2006, the Company and the holders of the 0% Debentures and associated warrants agreed to amend such instruments effective as of their original issue date to provide for a minimum conversion price for the 0% Debentures and a minimum warrant exercise price of $0.05 each. The warrants were also amended to provide that the number of warrant shares will be fixed at 2,354,260, based on the number of shares of common stock for which the warrants were exercisable at the time the warrants were issued.

The Company did not achieve the revenue milestones set for the quarter ended May 31, 2006, and accordingly, as of May 31, 2006, each holder of the 0% debenture had the right to request a reduction in the conversion price on the debentures to $1.18 and a warrant exercise price of $1.82. However, the 0% Debentures and the warrants include a “make-up” provision so that if the Company achieves the cumulative milestones through any subsequent quarter, previous adjustments to the conversion price and the warrant exercise price related to the milestones will be reversed.

Subsequent to May 31, 2006, the conversion price of the 0% Debenture and the exercise price of the warrants became $0.5833 per share as a result of the issuance of shares by the Company at such price upon partial conversion of a debenture held by Cornell Capital Partners, L.P. See Note 19.

Pursuant to these agreements, the Company is obligated to file a resale registration statement within 120 days of the financing to register for public resale the shares of common stock underlying these debentures and warrants.

In accordance with EITF 00-27 and EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, it was determined that the embedded conversion feature had intrinsic value. The proceeds of the issuance have been allocated among the 0% Debentures and the warrants based upon their relative fair values. The fair value of the warrants was determined by using the Black-Scholes option pricing model assuming an expected life of 5 years, a risk-free interest rate of 5%, an expected volatility of 75%, and a dividend yield of 0%.

For the $3,750,000 of 0% Debentures, the face value of the debentures was allocated 34.1% ($1,277,853) to the warrants and 65.9% ($2,472,147) to the debentures. The beneficial conversion feature (conversion option value) related to the debentures is $2,356,345, which will be recognized as interest expense over the life of the debenture.

For the $1,500,000 of 0% Debentures, the face value of the debentures was allocated 26.6% ($399,614) to the warrants and 73.4% ($1,100,386) to the debentures. The beneficial conversion feature (debt discount) related to the debentures is $399,614, which will be recognized as interest expense over the life of the debenture.

In accordance with EITF 00-27, the fair value of the warrants was allocated from the proceeds of the debt securities, and the remaining proceeds, were then allocated to the debentures, resulting in the debentures being recorded at a discount from their face amount as follows:

Open Energy Corporation
Notes to Consolidated Financial Statements
May 31, 2006

Proceeds received on issuance of the convertible debt	$5,250,000
Allocated to:
Fair value of the debentures	$3,572,533
Fair value of warrants	$1,677,467
Intrinsic value of beneficial conversion feature	$2,755,959

5% Debentures

In March 2006, the Company entered into a securities purchase agreement with Cornell Capital Partners, LP ("Cornell"), pursuant to which it agreed to issue and sell to Cornell up to an aggregate of $15,000,000 in principal amount of secured convertible debentures (the 5% Debentures”) and warrants to purchase up to an aggregate of 10,000,000 shares of common stock.

Cornell purchased $10,000,000 of the debentures on March 31, 2006. Half of the net proceeds from the sale of the debentures were delivered to the Company, and half of the net proceeds were held in escrow until the filing of a registration for the sale by Cornell of the shares which may be acquired upon conversion or default under the 5% Debentures and upon exercise of the warrants. Such registration statement was filed in May 2006, and the balance of the net proceeds was paid to the Company. Pursuant to the securities purchase agreement, Cornell was obligated to purchase another $5,000,000 of the 5% Debentures on the date such registration statement is declared effective by the SEC. The conversion price of the 5% Debentures is (i) a fixed conversion price (initially $1.50) or (ii) 95% of the lowest volume weighted average price of the common stock during the 30 trading days immediately preceding the conversion date. The 5% Debentures are secured pursuant to the terms of (1) a pledge and escrow agreement among the Company, Cornell and David Gonzalez, Esq., as escrow agent, and (2) security agreements among the Company, Cornell and two of the Company's subsidiaries. In accordance with the pledge and escrow agreement, the Company deposited 44,117,647 newly issued shares into escrow, and granted to Cornell a security interest in those shares to secure the Company's obligations to Cornell under the 5% Debentures and related agreements.

Under the security agreements, the Company and its subsidiaries granted to Cornell a blanket security interest in the Company's consolidated assets.

In connection with the issuance of the debentures, the Company agreed to issue to Cornell warrants to purchase up to an aggregate of 10,000,000 shares of common stock in accordance with the following schedule: (1) a warrant to purchase up to 3,500,000 shares of common stock was issued at the first closing; (2) a warrant to purchase up to 3,500,000 shares of common stock was deposited into escrow at the first closing and was released on May 25, 2006 upon filing of our SB-2 registration statement; and (3) a warrant to purchase up to 3,000,000 shares of common stock was to be issued when the registration statement is declared effective by the SEC.

The warrants were to have an initial exercise price of $1.50 and a term of five years.

The debenture matures three years from closing and bears interest at five percent (5%) per annum. An additional one percent (1%) penalty per month was required to paid by the Company if registration statement was not filed within 130 days of closing. The Company is obligated to keep the registration statement effective until all the shares have been sold or are eligible for sale without volume restrictions pursuant to SEC Rule 144(k). The debentures are subordinate to certain transactions in the normal course of business that the Company may participate in.

Open Energy Corporation
Notes to Consolidated Financial Statements
May 31, 2006

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

In addition, in August 2006, the company and Cornell agreed to further amend the investment agreements described above, as follows:

•
to provide for the purchase by Cornell of $1,500,000 of the remaining secured convertible debentures as of the date of the amendment, with the remaining $3,500,000 to be purchased by Cornell upon the effectiveness of the registration statement that the Company is required to file;

•	to waive any breaches of the investment agreements with Cornell related to the tax withholding liabilities described in Notes 10 and 14;

•	to further extend the deadline under the investor registration rights agreement for having the registration statement declared effective until September 5, 2006; and

•
to provide that instead of a third warrant being issued to Cornell upon the last closing, such warrant was issued in August 2006, at an exercise price of $.80 (rather than from $1.50) per share, and is exercisable for 6,250,000 shares (rather than from 3,000,000 shares).

In addition, Cornell granted the company a waiver of certain of the restrictive covenants contained in the investment agreements to permit the company to take certain remedial actions relative to the tax withholding liabilities described in Notes 10 and 14, including the following with respect to any officer or employee: repurchasing vested shares, canceling any unvested shares, granting substitute equity awards, or permitting such persons to sell, pledge or transfer their shares.

Open Energy Corporation
Notes to Consolidated Financial Statements
May 31, 2006

In accordance with EITF 00-27 and EITF 98-5, it was determined that the embedded conversion feature had intrinsic value. The proceeds of the issuance have been allocated among the 5% Debentures and the warrants based upon their relative fair values. The value of the warrants was determined to be $2,800,894 by using the Black-Scholes option pricing model assuming an expected life of 5 years, a risk-free interest rate of 5%, an expected volatility of 75%, and a dividend yield of 5%.

In accordance with EITF 00-27, the fair value of the warrants was allocated from the proceeds of the debt securities, and the remaining proceeds, were then allocated to the debentures, resulting in the debentures being recorded at a net discount from their face amount. The analysis to determine the dollar amount of proceeds to allocate to the debentures versus the warrants was based on Black Scholes.

The proceeds received on issuance of the 5% Debentures during the fiscal year ended May 31, 2006 were allocated to the fair value of the convertible debentures and the warrants as follows:

Proceeds received on issuance of the convertible debt	$10,000,000

Allocated to:
Original issue discount	$800,000
Fair value of the debentures	$6,399,016
Fair value of warrants	$2,800,984
Intrinsic value of beneficial conversion feature	$3,734,317

The carrying value as of May 31, 2006 of the debentures has been calculated as follows:

	0%	5%	Total
Face value of debentures	$5,250,000	$10,000,000	$15,250,000
Less: debt discount - beneficial conversion feature	(2,755,959)	(3,734,317)	(6,490,276)
Less: debt discount - warrants	(1,677,467)	(2,800,984)	(4,478,451)
Less: original issue discount		(800,000)	(800,000)
Plus: accreted interest expense (through May 31, 2006)	173,344	168,599	341,943
Debentures carrying value at May 31, 2006	$989,918	$2,833,298	$3,823,216

Discounts recorded in connection with the value of warrants, beneficial conversion feature, and original issue discount recorded in connection with the convertible debt, are being recognized as non-cash interest over the term of the debt using the effective interest method. The carrying value of the debentures will accrete to the face value over the life of the debentures, as the value of the discount is expensed.

As of May 31, 2006, the debentures are convertible into 13,208,873 shares of our common stock.

Aggregate maturities of convertible debentures in the next five years are as follows:

2007	$-
2008	-
2009	15,250,000
Total debentures	$15,250,000

Open Energy Corporation
Notes to Consolidated Financial Statements
May 31, 2006

13.	Advances From Related Parties

The Company assumed advances from various related parties, including shareholders, in connection with the acquisition of Solar Roofing Systems. These advances are due on demand and bear interest at 6% per annum. As of May 31, 2006 and 2005, there were balances due related parties of $314,039 and $0, and accrued interest of $56,239 and $0, respectively.

14.	Stockholders’ Equity

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

In October 2004, 3,281,250 shares of common stock owned by the former President and Secretary were returned to treasury for cancellation, following her resignation as part of management reorganization.

In a series of cash transactions during 2006, 3,089,790 shares of common stock were issued in a private placement for $2,431,963.

In January 2006, the Company issued 65,000 shares of common stock with a fair value of $132,400 as a loan fee associated with notes payable totaling $650,000.

In accordance with an employment agreement with an officer, the Company granted a total of 8,235,662 common shares that are subject to forfeiture prior to vesting. The fair value of these shares at the date of grant was estimated to be approximately $16.6 million and was recorded as unearned compensation. Compensation expense will be recognized on a straight-line basis over the term of the vesting schedule which runs through September 30, 2008. 686,305 shares vest quarterly commencing on December 31, 2005. Through May 31, 2006, the Company has recorded $4,046,604 of expense related to these shares as stock based compensation expense. This amount is reflected in the Statement of Stockholders’ Equity (Deficit) as a reduction of unearned compensation.

In accordance with an employment agreement with an officer, the Company granted a total of 1,407,805 common shares that are subject to forfeiture prior to vesting. The fair value of these shares at the date of grant was estimated to be approximately $2.7 million and was recorded as unearned compensation. Compensation expense will be recognized on a straight-line basis over the term of the vesting schedule which runs through September 30, 2008. 117,317 shares vest quarterly commencing on March 15, 2006. Through May 31, 2006, the Company has recorded $341,393 of expense related to these shares as stock based compensation expense. This amount is reflected in the Statement of Stockholders’ Equity (Deficit) as a reduction of unearned compensation.

As discussed in Note 4, the Company issued a total of 6,000,000 shares of common stock in connection with the acquisition of Connect Renewable Energy Inc., completed in March 2006, and a total of 736,082 shares of common stock in connection with the acquisition of Solar Roofing Systems, Inc., completed in April 2006. In addition, in connection with the Solar Roofing Systems acquisition, 2,446,074 shares of Class A common stock of its subsidiary, 2093603 Ontario, Inc. were issued. Each Class A share of 2093603 Ontario, Inc. is exchangeable for one share of the Company's common stock, and accordingly, have been included in the Company's outstanding share total at May 31, 2006.

Open Energy Corporation
Notes to Consolidated Financial Statements
May 31, 2006

Warrants

As of May 31, 2006, warrants to purchase 9,354,261 shares of our common stock were issued and outstanding, as follows:

Number of Shares of Common Stock(1)	Exercise Price At May 31, 2006	Expiration Date

2,354,261	1.82	January 31, 2011
7,000,000	1.50	March 31, 2011
9,354,261

(1)
Based on the exercise price in effect on May 31, 2006. Each warrant contains provisions for the adjustment of the exercise price and the number of shares issuable upon the exercise of the warrant in the event of stock dividends, stock splits, reorganizations, reclassifications and consolidations. See Note 19.

Consultant Compensation Plan

Under the Company’s 2004 Consultant Compensation Plan, the Board of Directors is authorized to issue up to 9,771,000 shares to consultants without further shareholder approval. In February 2006, the Company granted an aggregate of 90,000 shares to two officers of the Company for services rendered as consultants prior to being hired as employees, and an additional 10,000 shares to a former consultant. Through May 31, 2006, the Company has recorded $194,000 of expense related to these shares as stock based compensation expense. Pursuant to the securities purchase agreement described in Note 12, the Company is prohibited from issuing additional shares under the Consultant Compensation Plan, other than upon the exercise of previously-issued options, for so long as the convertible debentures initially issued to Cornell are outstanding.

Open Energy Corporation
Notes to Consolidated Financial Statements
May 31, 2006

Shares Issued for Services

In February and March 2006, as compensation for their services to the Company, a total of 382,500 shares of common stock were granted to members of the Board of Directors and an employee. Through May 31, 2006, the Company has recorded $697,350 of expense related to these shares as stock based compensation expense..

Escrowed Common Stock

The 5% Debentures (see Note 12) are secured pursuant to the terms of (1) a pledge and escrow agreement among us, Cornell and David Gonzalez, Esq., as escrow agent, and (2) security agreements among us, Cornell and two of our subsidiaries. In accordance with the pledge and escrow agreement, we deposited 44,117,647 shares issued in the name of the Company, into escrow, and granted to Cornell a security interest in those shares to secure our obligations to Cornell under the 5% Debentures and related agreements. The escrowed shares are not included in common stock issued and outstanding at May 31, 2006.

Shares to be Issued

We entered into two employment agreements, one of which was with an officer of the Company, calling for the periodic issuances of common stock as partial employment compensation. Under these agreements, we have committed to issue an aggregate of 225,000 shares, vesting and being issued on a quarterly basis. Related to these two agreements, at May 31, 2006, $15,625 has been recorded as selling, general and administrative expenses.

15.	Discontinued Operations

In September 2005, the Company determined to sell its oil and gas holdings in order focus it efforts entirely on the renewable energy component of the business. As discussed in Note 9, the sale of the Company’s oil and gas interests was completed in January 2006 pursuant to a Settlement and Rescission Agreement (‘Settlement Agreement”) under which the Company received $350,000 in cash and issued a note receivable, due November 28, 2006, in the amount of $650,000. During the quarter ended November 30, 2005, the Company recorded an impairment charge in the amount of $589,923 included in loss from discontinued operations in order to reduce the carrying value of the oil and gas assets to the estimated recoverable value.

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

During the three and twelve months ended May 31, 2006, no revenues were reported in discontinued operations. For the twelve months ended May 31, 2006, a loss of $848,979 was incurred in discontinued operations, as a result of operating expenses related to the oil and gas component and the impairment described above. Amounts related to discontinued operations included in prior period financial statements presented herein have been reclassified to conform with the current period presentation.

Open Energy Corporation
Notes to Consolidated Financial Statements
May 31, 2006

The carrying amounts and major classes of the assets and liabilities, which are presented as assets and liabilities of discontinued operations on the accompanying balance sheets, are as follows:

	May 31, 2006	May 31, 2005
ASSETS
Cash	$-	$173,611
Prepaid expenses and other current assets	-	51,491
Total current assets of discontinued operations	$-	$225,102

Advances in respect of oil and gas interest acquisition	$-	$881,187
Total non-current assets of discontinued operations	$-	$881,187

LIABILITIES
Accounts payable and accrued liabilities	$-	$57,880
Notes payable	-	477,517
Advances from related parties	-	836,376
Total current liabilities of discontinued operations	$-	$1,371,773

16.	Commitments and Contingencies

Suncone License Agreement

In July 2005, the Company entered into a technology license agreement, through which the Company obtained an exclusive license to apply technology known as Suncone™ CSP (Concentrated Solar Power) to distributed energy systems, electric power plants, saline water desalination systems and other applications (the "Suncone License Agreement"). Under the agreement, the Company is responsible for funding the development and commercialization of the technology. As consideration for granting the license, the agreement entitles the licensor to receive a royalty of 5% to 8 % of gross sales from licensed products, and 2% of sales of electrical power or desalinated water.

In August 2005, the Company entered into a Technology Consulting Agreement with the licensor under the Suncone License Agreement which requires the Company to pay $10,000 per month for consulting services and $2,000 per month for office expenses during the term of the Suncone License Agreement. The Company incurred $492,887 of research and development expense and did not incur any royalty expense during the year ended May 31, 2006, respectively, associated with this agreement.

In March 2006, the Company entered into an amended and restated technology license pursuant to which the Company's license of certain patent rights and technology which the Company refer to as Suncone™ CSP (Concentrating Solar Power) system was amended. As amended, the license agreement provides for an exclusive and worldwide license for the defined field of use of collecting solar energy to generate electricity, desalinate water and for all other industrial applications. The Company also has the right to sublicense the licensed technology. The license agreement expires at the earlier of January 27, 2026 or the date of expiration of the last to expire of any issued patent within the patent rights subject to the license agreement.  The Company also agreed to fund a six month development project to develop a prototype of a solar collector and to expend or devote resources equal to at least $300,000 during such time period.

Open Energy Corporation
Notes to Consolidated Financial Statements
May 31, 2006

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

•	Minimum royalties during each three month royalty period beginning in October 2005 ranging from $4,000 to $50.000.

In addition, the Company granted to the licensor 100,000 shares of common stock and a five year warrant to purchase up to 2,233,438 shares of common stock at an initial exercise price of $1.50 per share. The warrant vests incrementally upon the completion of certain milestones specified in the warrant. As these warrants were not approved by the Company’s board of directors until July 2006, they have not been included as outstanding warrants at May 31, 2006.

In July 2006, the Company and Dr. Melvin Prueitt signed an Amended and Restated Technology License Agreement. Material changes to the original agreement are:

•	elimination of the Company’s minimum royalty payment obligations;

•	replacement of a staggered royalty rate structure with a flat percentage equal to the prior lowest staggered royalty rate;

•
modification of the vesting schedule applicable to the warrant granted to Dr. Prueitt in connection with the license agreement to provide for quarterly vesting of 300,000 shares beginning on September 30, 2006 (with the final 133,438 shares vesting on June 30, 2008), and modification of the warrant to survive any termination of the license agreement, such that it will expire only pursuant to its own terms; and

•	the addition of the right of either party to terminate the agreement upon 90 days notice without cause.

Open Energy Corporation
Notes to Consolidated Financial Statements
May 31, 2006

Operating Leases

The Company conducts all of its operations from leased facilities. Most of the leases are for 36 month terms, contain annual escalation clauses and some provide for renewal after the expiration of the initial term. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases. One lease contains an option that expires in October, 2008 to purchase the facility at fair value.

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of May 31, 2006:

Twelve months ended May 31,
2007	$203,335
2008	159,535
2009	112,624
2010	24,137
$499,631

Rent expense was $46,899 and $0 for the twelve months ended May 31, 2006 and 2005.

Agreements for investor relations services

The Company is committed to an agreement for investor relations’ and public relations services for $16,000 per month plus reasonable expenses for six months beginning May 15, 2006.

Management services

The Company has employment contracts with all of its executive management team and certain other senior managers. The agreements are for three year terms and include stock grants or stock options. The stock or options vest quarterly over the three year period. As of May 31, 2006, 1,619,744 shares had vested with 8,248,723 remaining unvested. As of May 31, 2006, no stock options had vested and 530,000 remained unvested.

Open Energy Corporation
Notes to Consolidated Financial Statements
May 31, 2006

Common Stock

In connection with the acquisition of Connect Renewable Energy, Inc., the company agreed to issue 2,000,000 additional shares of common stock subject to the achievement of certain net sales targets following the acquisition. In addition, in connection with the acquisition of Solar Roofing Systems, Inc., the Company agreed to issue up to 736,079 additional shares of common stock and up to 2,446,067 Class A shares of its subsidiary, 2093603 Ontario, Inc., within 90 days following the December 31, 2006 fiscal year end of Solar Roofing Systems. Each Class A share of 2093603 Ontario, Inc. is exchangeable for one share of the Company's common stock. Such share amounts will each be reduced by up to 50% in the event that Solar Roofing Systems fails to satisfy certain gross sales targets for its fiscal year 2006.

Stock Options

As of May 31, 2006, stock options exercisable into 530,000 shares of our common stock were promised under employment contracts, with promised vesting dates beginning June 30, 2006. None of the promised options have yet been granted or authorized by the board of directors.

Supply of Materials

There is currently an industry-wide shortage of semi-conductor grade silicon, an essential raw material in the production of certain of the Company’s primary products. Continued shortages of silicon used in the manufacture of the Company’s products may result in significant price increases or the Company’s inability to obtain needed raw materials on a timely basis, which could result in delays in manufacturing and adversely affect gross margins and results of operations.

Dependence on Limited Number of Suppliers

The Company currently buys the majority of certain raw materials and components used to manufacture its products from one supplier. The loss of this supplier or a significant reduction in product availability from the principal supplier could have a material adverse effect on the Company’s results of operations.

17.	Related Party Transactions

During fiscal 2005, a company owned by a person related to an officer of the Company advanced CDN $200,000 (approximately $171,000) to the former officer and the former officer then advanced the amount to the Company. The amount was unsecured, non-interest bearing and has no fixed terms for repayment. The Company paid $204,557 on May 11, 2006 to satisfy this claim.

During fiscal 2006, the Company repaid $859,557 in loans to Connect by Computer, LLC, which is wholly owned by a director of the Company. The loans were part of the acquisition price paid for the merger with Connect Renewable Energy, Inc.

During the year ended May 31, 2006, a total of $13,550 was paid to Customatrix, Inc. for consulting services. Customatrix, Inc. is 50% owned by an officer of the Company.

18.	Income Taxes

The following table presents the current and deferred income tax provision (benefit) for federal, state and foreign taxes:

Year Ended May 31, 2006
Current tax provision (benefit)
Federal	$0
State	1,600
Foreign	0
Total current provision (benefit)	1,600

Deferred tax provision (benefit)
Federal	(404,824)
State	(69,742)
Foreign	(411,728)
Total deferred tax provision (benefit)	(886,294)

Total provision (benefit) for income taxes	$(884,694)

Current income taxes (benefits) are based upon the year’s income taxable for federal, state and foreign tax reporting purposes. Deferred taxes (benefits) are provided for certain income and expenses, which are recognized in different periods for tax and financial reporting purposes.

Open Energy Corporation
Notes to Consolidated Financial Statements
May 31, 2006

Deferred tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the period in which the differences are expected to affect taxable income.

Significant components of the Company’s net deferred tax asset or liability at May 31, 2006 are as follows:

	US	Foreign	Total
Deferred tax assets
Net operating loss	$3,094,000	$544,000	$3,638,000
Inventory	18,000	-	18,000
Deferred compensation	641,000	-	641,000
Credits	64,000	-	64,000
Total gross deferred tax assets	3,817,000	544,000	4,361,000
Valuation allowance	(3,817,000)	(544,000)	(4,361,000)
Net deferred tax assets	$-	$-	$-

Deferred tax liabilities
Intangible assets	$(862,000)	$(1,423,000)	$(2,285,000)
Goodwill	(46,000)	-	(46,000)
Beneficial conversion feature of convertible debt	(2,505,000)	-	(2,505,000)
Total deferred tax liabilities	$(3,413,000)	$(1,423,000)	$(4,836,000)

In assessing the realizability of deferred tax assets of $4,361,000 at May 31, 2006, management considered whether it is more likely than not that that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible.

There was a fully offsetting valuation allowance against the current and non-current deferred tax assets recorded at May 31, 2006. The valuation allowance will be reduced at such time as management is able to determine that it is more likely than not that this deferred tax asset will be utilized. A valuation allowance of $440,000 was created in accounting for the SRS acquisition. The valuation allowance increased $3,921,000 in 2006 to $4,361,000 at May 31, 2006.

A reconciliation of the expected tax computed at the U.S. federal statutory income tax rate to the total benefit for income taxes at May 31, 2006 is as follows:

Expected tax at 34%	$(4,133,000)	34.00%
State income tax, net of federal	(627,000)	5.15%
Change in valuation allowance	3,921,000	(32.15%)
Foreign income tax rate differential	(38,000)	0.32%
Non-deductible expenses	56,000	(0.46%)
Research credits	(65,000)	0.53%
Other	1,000	(0.01%)
Provision (benefit) for income taxes	$(885,000)	7.38%

The Company has adopted the position under APB 23 that earnings of its foreign subsidiaries will be permanently reinvested outside of the United States. As such, United States deferred taxes have not been provided for on these earnings.

Open Energy Corporation
Notes to Consolidated Financial Statements
May 31, 2006

19.	Subsequent Events

Lawsuit - Mitchell Organization Ltd. And Brian Wilkinson

In March 2006, the Company was first served with process regarding a civil action commenced on December 15, 2005, by Mitchell Organization Ltd. and Brian Wilkinson against the Company in Canada in the Court of Queen's Bench of Alberta, Judicial District of Calgary (Action No. 0501-17623). The Statement of Claim alleges that the Company entered into an agreement pursuant to which the Company agreed to issue 250,000 shares of its stock to Mr. Wilkinson in exchange for his providing consulting services. As relief, the claim sought the issuance of the 250,000 shares. The Company subsequently settled this civil action in August 2006 for $100,000 Canadian and 75,000 shares of restricted common stock. Based on this settlement, the Company has recorded other expense and a corresponding accrued liability for approximately $153,400 as of May 31, 2006.

Conversion of 5% Debentures and Adjustment of 0% Debentures and Related Warrants

In August 2006, Cornell converted $200,000 of the 5% debentures issued in March 2006 into 342,877 shares of restricted common stock at a conversion price of $0.5833 per share. As a result of this conversion, the conversion price of the 0% Debenture and the exercise price of the related warrants became $0.5833 per share.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

We are required to maintain disclosure controls and procedures designed to ensure that material information related to us, including our consolidated subsidiaries, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of May 31, 2006, due to the following deficiencies:
  the absence of procedures to ensure the timely filing of current reports on Form 8-K;
  a lack of effective record keeping and compliance assistance for reports required under Section 16(a) of the Exchange Act;
  insufficient personnel resources and technical accounting expertise within the accounting function to resolve non-routine or complex accounting matters;
  our failure to obtain counsel from an ERISA or tax attorney on the tax implications to our company of restricted stock awards, discussed in "Management's Discussion and Analysis or Plan of Operation -- Liquidity and Capital Resources -- Payroll Withholding Taxes"; and
  ineffective controls over period end financial close and reporting processes and the preparation and review of the annual consolidated financial statements, resulting in numerous post-closing journal entries and audit adjustments.
We identified the first two deficiencies described above in March 2006. We then, in March 2006, took the following remedial measures to address these deficiencies: we implemented more robust procedures to (i) identify events requiring the filing of a Form 8-K and to ensure the timely filings of such forms, and (ii) to identify transactions and other events requiring the filing of reports under Section 16(a) of the Exchange Act and to facilitate the timely filing of such forms by our directors and executive officers. We have also provided to management, and management has reviewed, practice materials identifying filing events, and we have increased the level of involvement by our outside securities counsel. Our chief financial officer is also engaging in continuing education focused on the latest developments in securities laws and disclosure obligations.

The last three deficiencies were identified in July 2006 as part of our procedures for completing our financial statements for the fiscal year ended May 31, 2006. We are in the process of implementing remedial steps for these further deficiencies, which include greater oversight of our accounting and compliance functions, and an active search for additional internal accounting and legal compliance resources. To date, management has not been able to hire sufficient additional personnel to assist in the company’s disclosure controls and procedures, and is in the process of further testing the new procedures, and thus has not been able to conclude that any of these deficiencies have been remediated as of the filing date of this report.

ITEM 8B. OTHER INFORMATION

Not applicable.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

The following sets forth certain biographical information concerning our current directors and executive officers:

Name	Position	Age
David P. Saltman	Member of Board of Directors of the Company, President and Chief Executive Officer of the Company	52

Norman J. Dodd	Member of Board of Directors of the Company and President of East Coast Operations	49

Ron Gangemi	Member of Board of Directors of the Company and Chief Technology Officer	63

Andrew M. Leitch	Member of Board of Directors of the Company, Chair of the Audit Committee	62

Derek May	Chair of the Board of Directors of the Company	69

Edward Douglas Ward	Member of Board of Directors of the Company, Chair of the Compensation Committee	74

Cheryl J. Bostater	Chief Financial Officer, Secretary, and Treasurer of the Company	44

Robert A. Britts	Chief Operating Officer, West Coast Operations	61

Don Rogers	Executive Vice President, East Coast Operations	59

David Saltman is currently a director of the Company, a position he has held since July 2005 and the President and the Chief Executive Officer of the Company, positions he has held since September 2005. From June 2000 to September 2005, Mr. Saltman was a senior executive of BioComposites International, Inc., a company producing natural fiber reinforced plastics for a wide range of industrial applications, including automotive interiors, building materials and consumer products. Mr. Saltman served on the President's advisory council that created environmental purchasing guidelines for the federal government, and is the recipient of several awards from the American Marketing Association and the National Recycling Coalition for his work on sustainable technologies. Prior to his efforts in the energy sector, Mr. Saltman enjoyed a career in the entertainment industry, including being a founder of the "E!" Entertainment Network. Mr. Saltman is a former board member of the California League of Conservation Voters and currently sits on the board of CALEAP, a California clean energy bond initiative. In 1978, Mr. Saltman earned a Bachelor of Arts Degree in Motion Picture/Television Production from UCLA.

Norman J. Dodd has been a director of the Company since October 2005 and our President of East Coast Operations since April 1, 2006. He was previously the Chief Executive Officer of SRS, a position he held since March 2003. Mr. Dodd spent eleven years at Procter and Gamble before becoming a partner in a Sales Consulting and Organizational Development business called Sales Performance Group Inc. He has been a consultant to a variety of companies in a number of unique industries, including petro-chemical, hydro-generation, packaged goods and the public sector. In 1999 he became President and a partner of LabX.com, the second-largest on-line auction system for scientific equipment. In 1979, Mr. Dodd earned an H.B.A. from Brock University in Ontario, Canada.

Ron Gangemi founded CRE and has served as its Chief Executive Officer since 2000. Mr. Gangemi is also a director of the Company, a position he has held since December 2005 and is now serving as the Company’s Chief Technology Officer. Over the past 30 years, he has founded companies with leading edge technologies that have been acquired or become publicly traded. From 1996 through 1999 Mr. Gangemi was chairman of Pulse Energy Systems, Inc., which led the renewable energy charge controller market. He founded Connect by Computer, LLC in 2000. Earlier in his career, Mr. Gangemi was CEO of Creative Medical Development, Inc. (1991-1996), Chairman/VP R&D for Healthtek, Inc. (1985-1991), and CEO of TriMed (1973-1984). Mr. Gangemi holds eight patents on medical devices, including the "infusion pump" patent which is still in use today. In 1970, Mr. Gangemi studied Biomedical Engineering at Rochester Institute of Technology and attended classes at UCLA in business.

Andrew M. Leitch has been a director of the Company and Chair of the Audit Committee since March 2006. He is currently an independent director for two other public companies, and he serves as Chairman of the Audit Committee for both Aldila, Inc. and Blackbaud, Inc. Until his retirement in 2000, Mr. Leitch was a senior partner at Deloitte & Touche and held senior executive positions at private companies for over five years.

Derek May is currently the Chair of the Board of Directors of the Company, a position he has held since November 2005. From February 2002 to February 2006 Mr. May served on the board of directors of SABIA Incorporated, an analytical instrumentation manufacturing company. Mr. May was a Senior Vice President of Qualcomm Inc. from 1988 to 1999 and President of Qualcomm Personal Electronics from 1994 to 1997. Prior to this, Mr. May held senior-level management positions with GEC and Phillips Industries in the United Kingdom, serving as Deputy Director of Procurement with responsibility for over one hundred facilities and subsidiaries throughout the United Kingdom. Upon his relocation to the United States, Mr. May joined Teledyne as Vice President of Operations, managing their manufacturing and jet-engine overhaul facilities. He subsequently moved to San Diego where he joined National Advanced Systems. He was responsible for the entire mainframe computer manufacturing operations at that time. Mr. May was a management trainee with the English Electric Company from 1958 to 1960 receiving training in all aspects of its operation.

Edward Douglas Ward is currently a director and Chair of the Company's Compensation Committee.  Since 1994 he has served as a Managing Director of Irvine Associates, Inc., a privately held Corporate Finance Group that arranges credit facilities and equity infusions for under-financed technology companies.  Previously, he was President & Chief Operating Officer of Astrotech International Corporation, which had five operating companies and a commercial space venture.  Earlier, he was Vice President and General Manager, Executive Vice President, and President of five diverse commercial and aerospace companies.  In 1956, Mr. Ward received a Diploma in Aeronautical Engineering from Northrop Aeronautical Institute.

Cheryl J. Bostater is currently the Chief Financial Officer of the Company, a position she has held since November 2005. Since September 2005, Ms. Bostater has also served as President of CUSTOMatrix, Inc. From January 2000 to October 2005, Ms. Bostater worked at an accounting firm as a valuation expert. From January 1994 to January 2000, Ms. Bostater worked as an investment banker for micro-cap public offerings, as an equity analyst for technology and telecommunications securities, and as a valuation expert valuing companies and advising on enhancing corporate value. From 1984 to 1994 she worked at Xerox, initially as a digital circuit designer, then later in technical support for sales. She holds an Accredited Senior Appraiser (ASA) designation in Business Valuation from the American Society of Appraisers, and has been awarded a Chartered Financial Analyst (CFA) designation by the CFA Institute. In 1985, Ms. Bostater earned a B.S. in Electrical Engineering from Cornell University and, in 1993, an M.B.A. in Finance from Loyola Marymount University.

Robert A. Britts was appointed to the position of Chief Operating Officer of the Company on April 1, 2006. From December 1996 to March 2006, Mr. Britts worked as an international sales manager for Hitachi Chemical Diagnostics in the medical diagnostics division and was responsible for recruiting and managing distributors and sales staff, with territories that included all of the Pacific Rim and Latin America. From 1980 to 1996, Mr. Britts was Vice President of Operations, Western Hemisphere, for a division of Sonat, an international oil and gas company. In 1972, he earned a B.A. in International Business and Finance from California State University of San Francisco and attended the Stanford University Graduate Business School's Executive program in 1986.

Don Rogers was appointed to the position of Executive Vice President of East Coast Operations of the Company on April 10, 2006. In April 2003 Mr. Rogers was appointed President of Solar Roofing Systems, Inc. and served as its President until he joined the Company in April 2006. Prior to that, Mr. Rogers was the President and founder of Rogers & Associates, a business consulting firm from March 2001 to March 2003. In 1968, he earned a Bachelors Degree in Commerce from the University of Manitoba.

Committees of the Board of Directors

Audit Committee

The board of directors has an Audit Committee, which consists of Andrew M. Leitch (Chair), Ron Gangemi and Edward Douglas Ward. The board of directors has examined the composition of the Audit Committee in light of the listing standards of the Nasdaq Stock Market and the regulations under the Exchange Act applicable to audit committees. Based upon this examination, the board of directors has determined that each of the Audit Committee members other than Mr. Gangemi is an "independent" director within the meaning of such listing standards and the Exchange Act and the rules and regulations thereunder. The board of directors has also determined that Andrew M. Leitch qualifies as an "audit committee financial expert" as that term is defined in applicable regulations of the Securities and Exchange Commission.

Governance Committee

The Governance Committee of the board of directors is comprised of Doug Ward and David Saltman.

Compensation Committee

The board has a Compensation Committee comprised of Douglas Ward (Chair), Derek May, and Ron Gangemi.

Technology Committee

The Technology Committee of the board of directors is comprised of Ron Gangemi (Chair) and Derek May.

CODE OF ETHICS

Effective August 30, 2005, our board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our President and Chief Executive Officer as well as the individuals performing the functions of our Chief Financial Officer, Secretary and Controller. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

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

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our President and Chief Executive Officer. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the President and Chief Executive Officer, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our Code of Business Conduct and Ethics by another.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely on a review of copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended May 31, 2006, we believe that all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis with the SEC, except as follows:

David Saltman, an officer and director, filed late a Form 3 disclosing his holdings as of the date he became a director and one Form 4 reporting one transaction, a stock grant.  Cheryl Bostater, an officer, filed a late Form 3 disclosing her holdings as of the date she became an officer, and one Form 4 reporting one transaction, a stock option grant.  Robert A. Britts, an officer, filed a late Form 3 disclosing his holdings as of the date he became an officer, and one Form 4 reporting one transaction, a stock grant.  Norman Dodd, an officer and director, filed one late Form 4 disclosing three transactions, a stock grant, and the acquisition of beneficial ownership of shares in connection with the SRS acquisition. Ronald Gangemi, a director, filed one late Form 4 disclosing three transactions, each a stock grant.  Ted Williams, a director, filed a late Form 3 disclosing his holdings as of the date he became a director.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information concerning compensation paid during fiscal years ended May 31, 2004, 2005 and 2006, to the persons who served as our Chief Executive Officer, and all of our other executive officers who earned over $100,000 in salary and bonus during fiscal 2006 (collectively, the "Named Executives"):

	Annual Compensation			Long Term Compensation Awards
Name	Year Ended May 31	Salary ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)(1)	All Other Compen- sation ($)(2)
David Saltman(3)	2006	268,732(6)		16,636,037(8)	5,600
	2005	—	—	—	—
	2004	—	—	—	—

Kerry Nagy(4)	2006	—	—	—	—
	2005	Nil	7,500	Nil	Nil
	2004	Nil	Nil	Nil	Nil

Cheryl J. Bostater(5)	2006	149,100(7)		2,731,142(9)	1,750
	2005	—	—	—	—
	2004	—	—	—	—

(1)	As of May 31, 2006, the aggregate number of shares of restricted stock issued to Named Executives was 9,643,467, having an aggregate value of $12,922,246.

(2)
These numbers reflect the aggregate dollar value of automobile allowances paid to each of Mr. Saltman and Ms. Bostater. No named executive has received perquisites or other personal benefits, securities or property, in excess of 10% of his or her total annual salary and bonus reported.

(3)	David Saltman was appointed President and Chief Executive Officer on September 13, 2005.

(4)	Kerry Nagy served as President and Secretary from October 26, 2004 until September 13, 2005.

(5)	Cheryl J. Bostater was appointed Chief Financial Officer on November 1, 2005.

(6)
This amount includes $80,400, representing the market value of unrestricted, registered shares granted to David Saltman pursuant to the 2004 Consultant Compensation Plan, for consulting services rendered to us.

(7)
This amount includes $40,200, representing the market value of unrestricted, registered shares granted to Cheryl Bostater pursuant to the 2004 Consultant Compensation Plan, for consulting services rendered to us.

(8)
Pursuant to the terms of Mr. Saltman’s employment agreement, he was granted a total of 8,235,662 shares of common stock on September 15, 2005, such shares vesting quarterly commencing on December 31, 2005, with 686,305 shares vesting in each of the first eleven quarters and 686,307 shares vesting in the twelfth and final quarter. All unvested shares will be forfeited if the employment agreement is terminated by us for "Cause" or if Mr. Saltman terminates the employment agreement other than for "Good Reason", as defined in the employment agreement. Mr. Saltman is responsible for making arrangements with respect to tax withholdings. As of May 31, 2006, the value of these shares of restricted stock was $11,035,787.

(9)
Pursuant to the terms of Ms. Bostater’s employment agreement, she was granted a total of 1,407,805 shares of common stock on March 15, 2006. 117,317 shares vested on each of March 15, 2006 and March 30, 2006, and 117,317 shares vest at the end of each calendar quarter thereafter. All unvested shares will be forfeited if the employment agreement is terminated by us for "Cause" or if Ms. Bostater terminates the employment agreement other than for "Good Reason", as defined in the employment agreement. Ms. Bostater is responsible for making arrangements with respect to tax withholdings. As of May 31, 2006, the value of these shares of restricted stock was $1,886,459.

Option Grants in Last Fiscal Year

No stock options were granted to the Named Executives for the fiscal year ended May 31, 2006.

Aggregated Option Exercises in Last Fiscal Year and Year-End Option Values

No stock options were exercised or held by the Named Executive during the fiscal year ended May 31, 2006.

Equity Compensation Plan Information

The following table provides information, as of May 31, 2006, with respect to options outstanding and available under our 2004 Consultant Compensation Plan, which is our only equity compensation plan other than an employee benefit plan meeting the qualification requirements of Section 401(a) of the Internal Revenue Code:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	No. of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column (a)) (c)
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders	0	0	8,576,000(1)

TOTAL	0		8,576,000(1)

(1) No options are currently issuable, as a result of contractual restrictions.

On September 23, 2004, our board of directors unanimously approved and adopted the 2004 Consultant Compensation Plan. The plan authorizes our board of directors to issue up to 9,771,000 shares of our common stock. Accordingly, (i) on October 12, 2004, we issued 1,095,000 shares of common stock pursuant to the plan to various consultants for services rendered and (ii) on March 15, 2006, we issued 60,000 unrestricted shares of common stock to David Saltman, 30,000 unrestricted shares to Cheryl Bostater and 10,000 unrestricted shares to another consultant pursuant to the plan for previous consulting services provided to us by Mr. Saltman, Ms. Bostater and the other consultant.

The securities purchase agreement between us and Cornell restricts us from issuing any further grants under this plan for so long as any debentures issued under such purchase agreement are outstanding.

Employment and Consulting Agreements

We entered into an Employment Agreement dated August 25, 2005, with David Saltman whereby we appointed Mr. Saltman as our President and Chief Executive Officer. The term of the employment agreement is from September 15, 2005 to September 30, 2008, and automatically extends for additional one-year terms unless either party gives notice of its election to terminate the agreement at least ninety days prior to the expiration of the then-current term. Pursuant to the terms of the employment agreement, we agreed to pay Mr. Saltman an annual base salary of $250,000 plus annual bonuses as determined by our board of directors, based upon our financial achievements. In addition, pursuant to the terms of Mr. Saltman’s employment agreement, and in partial consideration for the services of Mr. Saltman as President and Chief Executive Officer, he was granted a total of 8,235,662 shares of common stock on September 15, 2005. Such shares vest quarterly commencing on December 31, 2005, with 686,305 shares being issued for each of the first eleven quarters and 686,307 shares being issued in the twelfth and final quarter. All unvested shares will be forfeited if the employment agreement is terminated by us for cause or if Mr. Saltman terminates the employment agreement other than for good reason. Upon Mr. Saltman's death, disability, termination by us other than for cause, or termination by Mr. Saltman for good reason or upon a change of control, as provided in the employment agreement, all unvested shares shall immediately vest. Mr. Saltman is responsible for making arrangements with respect to tax withholdings. Finally, Mr. Saltman is entitled to certain benefits, reimbursement of qualified expenses, a $600 per month automobile allowance and reasonable office support services at our corporate headquarters, as set out in the employment agreement.

If we terminate the employment agreement for Mr. Saltman's death or disability or for cause, we will pay Mr. Saltman, or his legal representative, as applicable, a sum in cash of an amount equal to the accrued but unpaid salary and any applicable bonuses. If Mr. Saltman terminates the employment agreement for good reason, or if we terminate the employment agreement for any reason other than for cause, then we will pay Mr. Saltman a termination fee in cash of an amount equal to 250% of his unpaid salary and scheduled bonuses remaining through September 30, 2008, or the end of any subsequent renewal term which is no longer subject to our or Mr. Saltman’s right not to renew.

The employment agreement also grants Mr. Saltman the right to identify, in his sole discretion, a number of candidates for the company’s board of directors that will at all times constitute a majority of such directors. The company is required to use its best efforts to cause such designees to be elected to its board of directors. The employment agreement also grants Mr. Saltman the right to designate the company’s legal counsel, outside auditing firm and any investor relations firm.

The employment agreement defines cause to be conviction of a felony involving a crime against the company. The employment agreements defines good reason to include (a) any failure by the company to comply with any provision of the agreement, other than an isolated, insubstantial and inadvertent failure that is not taken in bad faith and is remedied by the company promptly after receipt of notice thereof from Mr. Saltman; (b) the assignment to Mr. Saltman of any duties or responsibilities inconsistent in any material respect with those customarily associated with the positions held by Mr. Saltman during the term, (c) the occurrence of a change of control or (d) the failure of the company’s shareholders to elect all of Mr. Saltman’s permitted director designees or the failure of the company to appoint any such designee when required to do so.

On November 1, 2005 we appointed Cheryl J. Bostater Chief Financial Officer and entered into an employment agreement with her. The term of the employment agreement is from November 1, 2005 to October 31, 2008, and automatically extends for additional one-year terms unless either party gives notice of its election to terminate the agreement at least sixty days prior to the expiration of the then-current term. Pursuant to the terms of the employment agreement, we agreed to pay Ms. Bostater an annual base salary of $150,000 plus annual bonuses as determined by our board of directors, based upon our financial achievements. In addition, pursuant to the terms of Ms. Bostater’s employment agreement, as amended, and in partial consideration for the services of Ms. Bostater as Chief Financial Officer, she was granted a total of 1,407,805 shares of common stock on March 15, 2006. 117,317 shares vested on each of March 15, 2006 and March 30, 2006, and 117,317 shares vest at the end of each calendar quarter thereafter. All unvested shares will be forfeited if the employment agreement is terminated by us for cause or if Ms. Bostater terminates the employment agreement other than for good reason, as defined in the employment agreement. Upon Ms. Bostater's death, disability, termination by us other than for cause, or termination by Ms. Bostater for good reason or upon a change of control, as provided in the employment agreement, all unvested shares shall immediately vest. Ms. Bostater is responsible for making arrangements with respect to tax withholdings. Finally, Ms. Bostater is entitled to certain benefits, a $250 per month automobile allowance and reimbursement of qualified expenses, as set out in the employment agreement.

If we terminate the employment agreement for Ms. Bostater's death or disability or for cause, we will pay Ms. Bostater, or her legal representative, as applicable, a sum in cash of an amount equal to the accrued but unpaid salary. If Ms. Bostater terminates the employment agreement for good reason, or if we terminate the employment agreement for any reason other than for cause, then we will pay Ms. Bostater a termination fee in cash of an amount equal to 150% of her unpaid salary and scheduled bonuses remaining through October 31, 2008, or the end of any subsequent renewal term which is no longer subject to our or Ms. Bostater’s right not to renew.

The employment agreement defines cause to be conviction of a felony involving a crime against the company, or objectively measurable deficiencies in performance which are not corrected within 60 days following notice. The employment agreements defines good reason to include (a) any failure by the company to comply with any provision of the agreement, other than an isolated, insubstantial and inadvertent failure that is not taken in bad faith and is remedied by the company promptly after receipt of notice thereof from Mr. Saltman; (b) the assignment to Ms. Bostater of any duties or responsibilities inconsistent in any material respect with those customarily associated with the positions held by Mr. Bostater during the term, (c) the occurrence of a change of control or (d) the relocation of Ms. Bostater’s place of employment outside of San Diego County, California.

On April 1, 2006, we appointed Robert A. Britts Chief Operating Officer and entered into an employment agreement with him. The term of the employment agreement is from April 1, 2006 to March 31, 2009. Pursuant to the terms of the employment agreement, we agreed to pay Mr. Britts an annual base salary of $131,000 plus annual bonuses as determined by our board of directors, based upon our financial achievements and Mr. Britts' performance. In addition, we agreed to provide 150,000 shares of our common stock to Mr. Britts, such shares to be issued quarterly commencing on April 1, 2006, with the last installment being issued on December 31, 2008. In the event we terminate Mr. Britts' employment for any reason other than cause, then we are obligated to continue to pay Mr. Britts' base salary through the end of the initial term of his employment (March 31, 2009), and all unissued shares of Mr. Britts' initial stock grant will immediately issue.

Mr Britts is responsible for making arrangements with respect to tax withholdings. Finally, Mr. Britts is entitled to certain benefits and reimbursement of qualified expenses, as set out in the employment agreement.

On April 1, 2006 we appointed Norman J. Dodd our President of East Coast Operations and entered into an employment agreement with him. The term of his employment agreement is through March 31, 2007. Pursuant to such agreement, we agreed to pay him an annual base salary of CDN $167,000 plus annual bonuses as determined by our board of directors, based upon our financial performance and Mr. Dodd's performance. In addition, we agreed to grant Mr. Dodd an option exercisable for 200,000 shares of our common stock, such option to vest quarterly, provided that he remains employed by us, through March 31, 2009, at a strike price of $1.50 per share. Such option has not yet been granted, and we intend to grant it under a special, non-stockholder approved option plan shortly after the date of this report. If Mr. Dodd is terminated without just cause after March 31, 2007, we are obligated to pay him the greater of six months’ base salary or the severance required by the laws of Aurora, Ontario in which he is employed. Finally, Mr. Dodd is entitled to certain benefits and reimbursement of expenses, as set out in the employment agreement.

On April 1, 2006 we appointed Don Rogers Executive Vice President, East Coast Operations, and entered into an employment agreement with him. The term of his employment agreement is through March 31, 2007. Pursuant to such agreement, we agreed to pay him an annual base salary of CDN $150,000 plus annual bonuses as determined by our board of directors, based upon our financial performance and Mr. Roger's performance. In addition, we agreed to grant Mr. Rogers an option exercisable for 150,000 shares of our common stock, such options to vest quarterly, provided that he remains employed by us, through March 31, 2009, at a strike price of $1.50 per share. Such option has not yet been granted and we intend to grant it under a special, non-stockholder approved option plan shortly after the date of this report. If Mr. Rogers is terminated without just cause after March 31, 2007, we are obligated to pay him the greater of five months’ base salary or the severance required by the laws of Aurora, Ontario in which he is employed. Finally, Mr. Rogers is entitled to certain benefits and reimbursement of expenses, as set out in the employment agreement.

Pursuant to the terms of the merger agreement with CRE, on March 30, 2006, we entered into a consulting agreement with Connect by Computer, LLC (CBC), an entity wholly-owned by Mr. Gangemi, pursuant to which Mr. Gangemi has agreed to provide consulting services to us in the capacity of chief technology officer and a director for a period of three years. In consideration of such services, we agreed to pay $16,000 per month for each full month of services rendered. We also agreed to grant to CBC, 1,000,000 shares of our common stock effective as of the date of the merger and 2,000,000 additional shares of our common stock subject to the achievement of certain net sales targets. We do not have the right to terminate the consulting agreement before the end of the term, except upon the death or disability of Mr. Gangemi. Mr. Gangemi has agreed during the term of the consulting agreement and for a period of three years following the term, not to solicit customers or employees of our company. Mr. Gangemi is permitted under the agreement to be employed by or otherwise perform services for companies outside the alternative energy field.

The Compensation Committee intends to work with executives who have restricted stock or the right to receive stock, to restructure their compensation arrangements in a manner that can better address tax obligations in the future.

Director Compensation

In fiscal 2006, we issued 40,000 shares of restricted stock to each of our directors, namely David Saltman, Norman Dodd, Derek May, Ron Gangemi, Andrew Leitch, E. Douglas Ward and Vera Pardee (a former director), with the exception of Tedman Williams (a former director), who received 60,000 shares in consideration for services rendered to us during his tenure as director. Mr. Leitch received an additional 20,000 shares for chairing the audit committee.

We have no formal director compensation or reimbursement policy, but rather the Compensation Committee or the board makes director compensation and reimbursement determinations on an ad hoc basis. Directors may be reimbursed for their expenses incurred for attending each board of directors meeting and may be paid a fixed sum for attendance at each meeting of the directors or a stated salary as director. No payment precludes any director from serving us in any other capacity and being compensated for the service. Members of special or standing committees may be allowed like reimbursement and compensation for attending committee meetings. During our fiscal year ended May 31, 2006, none of our directors were paid any fees to attend director meetings.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table reflects, as of August 22, 2006, the beneficial common stock ownership of: (i) each of our directors, (ii) each person known by us to be a beneficial holder of 5% or more of our common stock, (iii) each Named Executive, and (iv) all of our executive officers and directors as a group. Cornell is not included in this table because the debentures and warrants held by them contain provisions that, in the absence of a default by us, cap the amount of our common stock they can own at any time at 4.99% (unless such is waived by Cornell upon 65 days prior notice), and their rights to convert the debentures and exercise the warrants are limited by these caps. Additionally, the debentures provide that no more than $1 million of principal amount of such debentures may be converted in any 30-day period. As of August 22, 2006, the total number of shares of our common stock issuable upon conversion of these debentures and exercise of these warrants was 38,965,168. If Cornell had beneficial ownership of these issued and outstanding shares, it would have beneficial ownership of 36.2% of our outstanding common stock.(1)

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage Shares Beneficially Owned (2)
David Saltman(3)	8,335,662	11.96%
Kerry Nagy	2,481,250	3.56%
Norman J. Dodd(4)	1,666,584	2.34%
Ron Gangemi(5)	5,074,782	7.28%
Andrew M. Leitch	60,000	*
Derek May	40,000	*
Edward D. Ward	40,000	*
Cheryl J. Bostater(6)	1,437,805	2.06%
All directors and executive officers as a group (9 persons)(7)	19,590,635	27.31%

*Less than 1%.

(1)
In accordance with a pledge and escrow agreement between us and Cornell, we deposited 44,117,647 shares into escrow and pledged those shares to Cornell as security for our obligations under the 5% Debentures and related agreements. We are registering all of those pledged shares. If we defaulted under the 5% Debentures or related agreements, Cornell could take possession of these shares and sell them into the market. Although Cornell may not take possession of the shares without 65 days prior notice, to the extent such possession would cause Cornell to own in excess of 9.99% of our outstanding common stock, this restriction does not prevent Cornell from selling shares and then taking possession of additional shares. In this way, Cornell could, over time, sell more than this limit.

(2)
Beneficial ownership is determined in accordance with the rules of the SEC. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of August 22, 2006, are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants, but are not deemed outstanding for computing the percentage ownership of any other stockholder. Unless otherwise indicated in the footnotes to this table, we believe that stockholders named in the table have sole voting and sole investment power with respect to the shares set forth opposite such stockholder's name. Unless otherwise indicated, the officers, directors and stockholders can be reached at our principal offices. Percentage of ownership is based on 69,668,290 shares of our common stock outstanding as of August 22, 2006.

(3)
Includes 8,235,662 shares of common stock granted to Mr. Saltman pursuant to the terms of his employment agreement on September 15, 2005, such shares vesting quarterly commencing on December 31, 2005, with 686,305 shares vesting in each of the first eleven quarters and 686,307 shares vesting in the twelfth and final quarter. All unvested shares will be forfeited if the employment agreement is terminated by us for cause or if Mr. Saltman terminates the employment agreement other than for good reason. Mr. Saltman is responsible for making arrangements with respect to tax withholdings.

(4)
Includes 53,533 Class A shares of the SRS acquisition subsidiary, exchangeable upon the occurrence of certain events, one for one, into shares of our common stock, held by the Dodd Family Trust. Does not include 166,667 options which will become exercisable for shares of common stock more than 60 days after August 21, 2006.

(5)
Includes 1,000,000 shares awarded to CBC pursuant to a consulting agreement, but does not include 2,000,000 shares awarded to CBC that will become issuable to CBC upon meeting certain future revenue milestones. All investment decisions of, and control of, CBC are held by Mr. Gangemi. Also includes 2,000,000 shares held by Mr. Gangemi's wife.

(6)
Includes 1,407,805 shares of common stock granted to Ms. Bostater’s pursuant to the terms of her employment agreement on March 15, 2006. 117,317 shares vested on each of March 15, 2006 and March 30, 2006, and 117,317 shares vest at the end of each calendar quarter thereafter. All unvested shares will be forfeited if the employment agreement is terminated by us for cause or if Ms. Bostater terminates the employment agreement other than for good reason. Ms. Bostater is responsible for making arrangements with respect to tax withholdings.

(7)
Does not include 2,125,000 shares that will not have vested within 60 days of August 22, 2006. Includes 392,052 Class A shares of the SRS acquisition subsidiary held by Don Rogers, exchangeable upon the occurrence of certain events, one for one, into shares of our common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We believe that we have executed all of the transactions set forth below on terms no less favorable to us than terms we could have obtained from unaffiliated third parties. It is our intention to ensure that all future transactions with a value above $60,000, including loans, between us and our officers, directors and principal stockholders and their affiliates, are approved by a majority of the board of directors, including a majority of the independent and disinterested members of the board of directors, and are on terms no less favorable to us than those that we could obtain from unaffiliated third parties.

Acquisitions

In September 2005 we acquired a controlling interest in SRS. In October of the same year, Norman J. Dodd, a shareholder and the Chief Executive Officer of SRS since March 2003, joined our board of directors. On April 10, 2006 we purchased the remaining stock of SRS and in connection with such acquisition, as consideration for the shares of SRS stock purchased from Mr. Dodd, we (i) paid Mr. Dodd CDN $928,535 (approximately $802,000), (ii) issued 796,627 Class A shares of  the acquisition subsidary to Mr. Dodd, exchangeable upon the occurrence of certain events, one for one, into shares of our common stock, (iii) agreed to issue 796,627 additional Class A shares of the acquisition subsidary to Mr. Dodd if certain future revenue milestones are met and (iv) entered into an employment agreement with Mr. Dodd pursuant to which he became the president of our East Coast Operations.

In November 2005 we loaned $250,000 to CRE, an entity partly owned by Ron Gangemi, an individual who also served as the President of such entity. This loan was made to permit CRE to pay accounts payable in the ordinary course of business in order to remain in good standing with its vendors. Of the proceeds, approximately $143,000 was paid to CRE's supplier of photovoltaic cells. The loans were unsecured, bore interest at the rate of 8% per annum and were payable upon our demand. On December 5, 2005, Ron Gangemi joined our board of directors. On March 30, 2006, pursuant to an Agreement and Plan of Merger dated February 8, 2006, among us, CRE and the stockholders of CRE, we acquired CRE pursuant to a merger transaction between CRE and a wholly owned subsidiary of ours, resulting in Mr. Gangemi's shares of outstanding CRE stock being converted into 2,034,783 shares of our common stock. Pursuant to the terms of the merger agreement, we also entered into a consulting agreement with CBC, an affiliate of CRE solely owned by Mr. Gangemi. Such consulting agreement provides that Mr. Gangemi is to provide three years of consulting services and forego a pre-existing incentive compensation arrangement, in exchange for $16,000 per month of services rendered.  Additionally, CBC received 1,000,000 shares of our common stock on March 30, 2006 and was given an opportunity to earn up to an additional 2,000,000 shares of our common stock based on the meeting of future revenue milestones.

Other

During fiscal 2005, a company owned by a person related to a then-officer of our company advanced CDN $200,000 (approximately $171,000) to the former officer and the former officer then advanced the amount to our company. The amount was unsecured, non-interest bearing and had no fixed terms for repayment. We paid $204,557 in May 2006 to satisfy this claim.

During fiscal 2006, the Company repaid $859,557 in loans to Connect by Computer, LLC, which is wholly owned by a director of the Company. The loans were part of the acquisition price paid for the merger with Connect Renewable Energy, Inc.

As of May 31, 2006, a total of $13,550 had been paid to Customatrix, Inc. for consulting services. Customatrix, Inc. is 50% owned by an officer of the Company.

ITEM 13. EXHIBITS

The exhibits filed herewith are listed in the Exhibit Index immediately preceding such exhibits. The Exhibit Index is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Public Accountants

The Registrant's Board of Directors has appointed Peterson & Co. LLP as independent public accountant for the fiscal year ending May 31, 2006.

Principal Accounting Fees

The following table presents the fees for professional audit services rendered by Peterson & Co. LLP and Dale Matheson Carr-Hilton LaBonte for the audits of the Registrant's annual financial statements for the years ended May 31, 2005 and May 31, 2006, respectively, and fees billed for other services rendered by such accounting firms during those periods.

	2006	2005
	Peterson	Dale-Matheson
Audit fees (1)	$1,657	$59,711
Audit-related fees (2)	$394	$7,232
Tax fees (3)	$875	$ N/A
All other fees	N/A	N/A

(1) Audit fees include fees and expenses for professional services rendered for the audits of the Company's annual financial statements for those years and for the review of the financial statements included in the Company’s Quarterly Reports on Form 10-QSB during those years.
(2) Audit-related fees consist of assistance and discussion concerning financial accounting and reporting standards and other accounting issues, and SEC compliance matters.
(3) Tax fees consist of preparation of federal and state tax returns, review of quarterly estimated payments, and consultation concerning tax compliance issues. We incurred no tax fees during the year ended May 31, 2005. All tax fees billed to us during the year ended May 31, 2006 were billed by Peterson & Co., LLP.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPEN ENERGY CORPORATION

By:	/s/ David Saltman	Date: September 1, 2006
David Saltman President and Chief Executive Officer (Principal Executive Officer)

Each person whose signature appears below hereby severally constitutes and appoints David Saltman and Cheryl J. Bostater, and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each said attorneys-in-fact and agents or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant in their capacities and on September 1, 2006.

Signature	Title

/s/ David Saltman	Director, President and Chief Executive Officer
David Saltman

/s/ Cheryl J. Bostater	Chief Financial Officer
Cheryl J. Bostater	(Principal Financial and Accounting Officer)

/s/ Norman J. Dodd	Director
Norman J. Dodd

/s/ Ron Gangemi	Director
Ron Gangemi

/s/ Andrew M. Leitch	Director
Andrew M. Leitch

/s/ Derek May	Director
Derek May

/s/ Edward Douglas Ward	Director
Edward Douglas Ward

EXHIBIT  INDEX

Exhibit Number	Exhibit

3.1	Articles of Incorporation, incorporated by reference from Exhibit 3.1 to the Form SB-2 filed August 1, 2002.

3.2	Bylaws, incorporated by reference from Exhibit 3.1 to the Form 10-Q filed April 19, 2006.

3.3	Certificate of Amendment filed with the Secretary of State of Nevada on February 23, 2004, incorporated by reference from Exhibit 3.3 to the Form 10-KSB filed September 12, 2005.

3.4	Certificate of Amendment filed with the Secretary of State of Nevada on May 4, 2005, incorporated by reference from Exhibit 3 to Form 8-K filed August 31, 2005.

3.5	Certificate of Merger filed with the Secretary of State of Nevada on April 21, 2006, incorporated by reference from Exhibit 3.1 to the Form 8-K filed April 25, 2006.

4.1	Securities Purchase Agreement, dated September 20, 2005, between our Company and Solar Roofing Systems, Inc., incorporated by reference from Exhibit 99A to the December 13, 2005 Form 8-K.

4.2
Warrant, dated September 20, 2005, issued to our Company to purchase common shares of Solar Roofing Systems, Inc. for a price determined in accordance with the terms of the warrant, incorporated by reference from Exhibit 99B to the December 13, 2005 Form 8-K.

4.3	Registration Rights Agreement, dated September 20, 2005, between our Company and Solar Roofing Systems, Inc., incorporated by reference from Exhibit 99C to the December 13, 2005 Form 8-K.

4.4	Amended and Restated Unanimous Shareholders' Agreement, dated September 20, 2005, incorporated by reference from Exhibit 99D to the December 13, 2005 Form 8-K.

4.5
Stock Purchase Agreement dated February 8, 2006, between our Company, 2093603 Ontario Inc., Solar Roofing Systems Inc. and the Stockholders of Solar Roofing Systems Inc., incorporated by reference from Exhibit 10.5 to the February 14, 2006 Form 8-K.

4.6
Exchange Rights Agreement, dated February 8, 2006, between our Company, 2093603 Ontario Inc. and the holders of Exchangeable Shares listed on Schedule A thereto, incorporated by reference from Exhibit 10.6 to the February 14, 2006 Form 8-K.

4.7	Form of Support Agreement between our Company, 2093603 Ontario Inc. and the parties listed on Schedule A thereto, incorporated by reference from Exhibit 10.7 to the February 14, 2006 Form 8-K.

4.8	Form of Registration Rights Agreement, between our Company, Norman Dodd, Jim Chaney, William Chislett, and Paul Cowley, incorporated by reference from Exhibit 10.8 to the February 14, 2006 Form 8-K.

4.9
Agreement and Plan of Merger dated February 6, 2006 between our Company, Barnabus/CRE Acquisition Corporation, Charles W. Dunn, Ronald J. Gangemi, John E. Hart and Timothy S. Parker and Connect Renewable Energy, Inc., incorporated by reference from Exhibit 10.9 to the February 14, 2006 Form 8-K.

4.10	Investment Agreement dated February 8, 2006, between our Company and Coach Capital LLC, incorporated by reference from Exhibit 10.1 to the February 14, 2006 Form 8-K.

4.11	Registration Rights Agreement, dated February 8, 2006, between our Company and Coach Capital LLC, incorporated by reference from Exhibit 10.4 to the February 14, 2006 Form 8-K.

4.12	Second Amended and Restated Common Stock Purchase Warrant issued to Coach Capital LLC, incorporated by reference from Exhibit 99.1 to the Form 8-K filed August 18, 2006.

4.13	Second Amended and Restated Common Stock Purchase Warrant issued to Eversource Group Limited , incorporated by reference from Exhibit 99.2 to the Form 8-K filed August 18, 2006.

4.14	Second Amended and Restated Common Stock Purchase Warrant issued to Bank Sal. Oppenheim jr. & Cie. (Schweiz) AG, incorporated by reference from Exhibit 99.3 to the Form 8-K filed August 18, 2006.

4.15	Second Amended and Restated Common Stock Purchase Warrant issued to Nadelson Internacional S.A., incorporated by reference from Exhibit 99.4 to the Form 8-K filed August 18, 2006.

4.16	Second Amended and Restated 0% Subordinated Mandatory Convertible Debenture issued to Coach Capital LLC, incorporated by reference from Exhibit 99.5 to the Form 8-K filed August 18, 2006.

4.17	Second Amended and Restated 0% Subordinated Mandatory Convertible Debenture issued to Eversource Group Limited, incorporated by reference from Exhibit 99.6 to the Form 8-K filed August 18, 2006.

4.18
Second Amended and Restated 0% Subordinated Mandatory Convertible Debenture issued to Bank Sal. Oppenheim jr. & Cie. (Schweiz) AG, incorporated by reference from Exhibit 99.7 to the Form 8-K filed August 18, 2006.

4.19	Second Amended and Restated 0% Subordinated Mandatory Convertible Debenture issued to Nadelson Internacional S.A., incorporated by reference from Exhibit 99.8 to the Form 8-K filed August 18, 2006.

4.20	Securities Purchase Agreement dated March 30, 2006 between our Company and Cornell Capital Partners, LP, incorporated by reference from Exhibit 99.1 to the April 5, 2006 Form 8-K.

4.20.1	Amendment No. 1 to Securities Purchase Agreement with Cornell Capital Partners, LP, incorporated by reference from Exhibit 99.14 to the Form 8-K filed August 18, 2006.

4.20.2	Amendment No. 2 to Securities Purchase Agreement with Cornell Capital Partners, LP, incorporated by reference from Exhibit 99.10 to the Form 8-K filed August 18, 2006.

4.20.3	Waiver with Cornell Capital Partners, LP, incorporated by reference from Exhibit 99.12 to the Form 8-K filed August 18, 2006.

4.21	Investor Registration Rights Agreement with Cornell Capital Partners, LP., incorporated by reference from Exhibit 99.2 to the April 5, 2006 Form 8-K.

4.21.1	Amendment No. 1 to Investor Registration Rights Agreement with Cornell Capital Partners, LP., incorporated by reference to Exhibit 4.21.1 to the Form SB-2 filed August 30, 2006.

4.21.2	Amendment No. 2 to Investor Registration Rights Agreement with Cornell Capital Partners, LP, incorporated by reference from Exhibit 99.9 to the Form 8-K filed August 18, 2006.

4.22	Pledge and Escrow Agreement dated March 31, 2006 between our Company and Cornell Capital Partners, LP, incorporated by reference from Exhibit 99.5 to the April 5, 2006 Form 8-K.

4.23	Security Agreement dated March 31, 2006 between our Company and Cornell Capital Partners, LP, incorporated by reference from Exhibit 99.6 to the April 5, 2006 Form 8-K.

4.24	Security Agreement dated March 31, 2006 between 2093603 Ontario Inc. and Cornell Capital Partners, LP, incorporated by reference from Exhibit 99.7 to the April 5, 2006 Form 8-K.

4.25	Security Agreement dated March 31, 2006 between Barnabus/CRE Acquisition Corporation and Cornell Capital Partners, LP, incorporated by reference from Exhibit 99.8 to the April 5, 2006 Form 8-K.

4.26	Form of Secured Convertible Debenture issued in favor of Cornell Capital Partners, LP, incorporated by reference from Exhibit 99.3 to the April 5, 2006 Form 8-K.

4.26.1	Amendment No. 1 to Secured Convertible Debenture No. CCP-1 issued in favor of Cornell Capital Partners, LP, incorporated by reference from Exhibit 99.15 to the Form 8-K filed August 18, 2006.

4.26.2	Amendment No. 1 to Secured Convertible Debenture No. CCP-2 issued in favor of Cornell Capital Partners, LP, incorporated by reference from Exhibit 99.16 to the Form 8-K filed August 18, 2006.

4.27	Secured Convertible Debenture No. CCP-3 issued to Cornell Capital Partners, LP, incorporated by reference from Exhibit 99.13 to the Form 8-K filed August 18, 2006.

4.28	Form of Common Stock Purchase Warrant issued in favor of Cornell Capital Partners, LP, incorporated by reference from Exhibit 99.4 to the April 5, 2006 Form 8-K.

4.28.1	Amendment No. 1 to Warrant No. CCP-001 issued in favor of Cornell Capital Partners, LP, incorporated by reference from Exhibit 99.17 to the Form 8-K filed August 18, 2006.

4.28.2	Amendment No. 1 to Warrant No. CCP-002 issued in favor of Cornell Capital Partners, LP, incorporated by reference from Exhibit 99.18 to the Form 8-K filed August 18, 2006.

4.29	Warrant No. CCP-003 issued in favor of Cornell Capital Partners, LP, incorporated by reference from Exhibit 99.11 to the Form 8-K filed August 18, 2006.

4.30	Form of Secured Convertible Debenture to be issued in favor of Cornell Capital Partners, LP, incorporated by reference to Exhibit 4.30 to the Form SB-2 filed August 30, 2006.

10.1	Employment Agreement with Robert Britts, incorporated by reference from Exhibit 10.5 to the Form 10-Q filed April 19, 2006.

10.2	Employment Agreement with Cheryl Bostater, incorporated by reference from Exhibit 10.13 to the Form 10-Q filed January 17, 2006.

10.2.1
Amendment No. 1 to Employment Agreement, dated March 15, 2006, and clarified by the Board of Directors on July 24, 2006, incorporated by reference to Exhibit 10.2.1 to the Form SB-2 filed August 30, 2006.

10.3	Employment Agreement dated August 25, 2005, between our Company and David Saltman, incorporated by reference from Exhibit 10.1 to Form 8-K filed September 20, 2005.

10.4	Norman Dodd Employment Agreement dated April 1, 2006, incorporated by reference to Exhibit 10.4 to the Form SB-2 filed August 30, 2006.

10.5	Don Rogers Employment Agreement dated April 4, 2006, incorporated by reference from Exhibit 99.23 to the Form 8-K filed August 18, 2006.

10.6	Settlement Agreement dated November 28, 2005, between Company and MB Gas Inc., incorporated by reference from Exhibit 99.1 to the January 17, 2006 Form 8-K.

10.7	Form of Debenture Pledge Agreement between our Company and Goldstar Gas Corp., incorporated by reference from Exhibit 99.2 to the January 17, 2006 Form 8-K.

10.8	Debenture dated November 28, 2005, between our Company and Goldstar Gas Corp., incorporated by reference from Exhibit 99.3 to the January 17, 2006 Form 8-K.

10.9	Form of CBC Consulting Agreement between our Company and Connect by Computer, LLC, incorporated by reference from Exhibit 10.10 to the February 14, 2006 Form 8-K.

10.10
Lease Agreement between our Company and Generation Properties, L.P., dated September 13, 2005, and amended May 17, 2006 (Solana Beach, incorporated by reference to Exhibit 10.10 to the Form SB-2 filed August 30, 2006.

10.11	Lease Agreement dated January 8, 2004, between Solar Roofing Systems Inc. and 1141648 Ontario Limited (Ontario), incorporated by reference to Exhibit 10.11 to the Form SB-2 filed August 30, 2006.

10.12	Lease Agreement dated April 12, 2006, between our Company and JR Associates II, a co-tenancy (Grass Valley), incorporated by reference from Exhibit 99.22 to the Form 8-K filed August 18, 2006.

10.13
Financial & Management Accounting Services Project Work Agreement dated May 18, 2006 between our Company and CUSTOMatrix, Inc., incorporated by reference from Exhibit 99.24 to the Form 8-K filed August 18, 2006.

10.14	Amended and Restated Technology License Agreement dated July 10, 2006 with Dr. Melvin L. Prueitt, incorporated by reference from Exhibit 99.19 to the Form 8-K filed August 18, 2006.

10.14.1	Common Stock Purchase Warrant dated July 10, 2006 issued to Dr. Mel Prueitt, incorporated by reference from Exhibit 99.20 to the Form 8-K filed August 18, 2006.

10.15	Technology Consulting Agreement dated July 10, 2006 with Dr. Melvin L. Prueitt, incorporated by reference from Exhibit 99.21 to the Form 8-K filed August 18, 2006.

14.1	Code of Ethics, incorporated by reference from Exhibit 14.1 to Form 10-KSB filed September 12, 2005.

21.1*	List of Subsidiaries

23.1*	Consent of Dale Matheson Carr-Hilton Labonte.

24.1*	Power of Attorney (included on signature page)

23.2*	Consent of Peterson & Company LLP.

31.1*	Certification of Principal Executive Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.