Form 10KSB/A
period 2006-05-31
OPEN ENERGY CORP
filed 2006-10-05
CIK 1176193

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)

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

Documents incorporated by reference: None

*    Excludes filings on Form 8-K as provided in Rule 144(c)(i) under the Securities Act of 1933.
** Excludes the Common Stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding on August 22, 2006. The calculation does not reflect a determination that such persons are affiliates for any other purposes.

Explanatory Note: This Amendment No. 1 to Annual Report on Form 10-KSB for the fiscal year ended May 31, 2006, is being filed solely to amend and restate Part II, Item 8A (Controls and Procedures), in order to clarify that there were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter for the fiscal year ended May 31, 2006, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Other than as provided above, no other changes have been made to our Annual Report on Form 10-KSB that we filed on September 1, 2006. In order to preserve the nature and character of the disclosures set forth in the original Form 10-KSB, this Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-KSB on September 1, 2006, or the Financial Statements included therein and related notes. Accordingly, this Amendment No. 1 should be read in conjunction with the other filings we have made with the Securities and Exchange Commission subsequent to the filing of the original 10-KSB on September 1, 2006.

PART II

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

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of May 31, 2006, due to the following deficiencies:

•	the absence of procedures to ensure the timely filing of current reports on Form 8-K;
•	a lack of effective record keeping and compliance assistance for reports required under Section 16(a) of the Exchange Act;
•	insufficient personnel resources and technical accounting expertise within the accounting function to resolve non-routine or complex accounting matters;
•
our failure to obtain counsel from an ERISA or tax attorney on the tax implications to our company of restricted stock awards, discussed in "Management's Discussion and Analysis or Plan of Operation -- Liquidity and Capital Resources -- Payroll Withholding Taxes"; and

•
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

During the quarter ended May 31, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 13.  EXHIBITS

Exhibit Number	Exhibit

31.1*	Certification of Principal Executive Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

OPEN ENERGY CORPORATION

By:	/s/ David Saltman	Date: October 5, 2006
David Saltman President and Chief Executive Officer (Principal Executive Officer)

EXHIBIT   INDEX

Exhibit Number	Exhibit

31.1*	Certification of Principal Executive Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.