Form 10QSB
period 2006-08-31
OPEN ENERGY CORP
filed 2006-10-20
CIK 1176193

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2006

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission file number 000-50450

Open Energy Corporation
(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	98-0370750
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

514 Via de la Valle, Suite 200 Solana Beach, CA 92075
(Address of Principal Executive Offices)

(858) 794-8800
Issuer’s Telephone Number, Including Area Code

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
(Check one): Yes [_]   No [X]

At October 20, 2006, 77,487,487 shares of the registrant's common stock (par value, $0.001 per share) were outstanding.

Transitional Small Business Disclosure Format (Check one):   Yes [_]   No [X]

* Excludes filings on Form 8-K as provided in Rule 144(c)(i) under the Securities Act of 1933, as amended.

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

OPEN ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS - Unaudited
(In Thousands, except per share data)

	August 31, 2006	May 31, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,359	$2,758
Accounts receivable	170	297
Due from related parties	1,594	1,139
Inventories	4,841	2,933
Notes receivable	650	650
Prepaid expenses and other current assets	287	537
Total current assets	8,901	8,314

FIXED ASSETS, NET	902	581
DEFERRED FINANCING COSTS, NET	131	143
INTANGIBLE ASSETS, NET	11,046	9,665
GOODWILL	11,943	11,943
Total assets	$32,923	$30,646

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,859	$1,155
Notes payable, current maturities	279	320
Advances from related parties	312	314
Other accrued liabilities	2,750	2,232
Deferred revenue	980	142
Total current liabilities	6,180	4,163

LONG-TERM LIABILITIES
Notes payable, net of current maturities	54	60
Convertible debentures, net	4,541	3,823
Deferred tax liability	4,611	4,836
Total long-term liabilities	9,206	8,719

SHAREHOLDERS' EQUITY
Common stock, $.001 par value;
1,125,000,000 shares authorized; 69,668,290 and 69,131,663 shares issued and outstanding at August 31, 2006 and May 31, 2006, respectively	70	69
Additional paid-in capital	48,656	45,553
Unearned compensation	(13,374)	(14,979)
Shares to be issued	11	15
Accumulated deficit	(17,833)	(12,901)
Other comprehensive loss	7	7
Total shareholders' equity	17,537	17,764
Total liabilities and shareholders' equity	$32,923	$30,646

The accompanying notes are an integral part of these statements.

OPEN ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited
(In Thousands, except per share data)

	For the Three Months Ended August 31,
	2006	2005
Revenues, net	$356	$-
Cost of sales	310	-
Gross profit (loss)	46	-

Operating Expenses
Selling, general and administrative	4,077	-
Research and development	319	-
Total operating expenses	4,396	-

Loss from operations	(4,350)	-

Other Income (expense)
Interest and other income	12	-
Interest expense	(780)	-
Other expense	(79)	-
Loss on foreign exchange	(35)	-
Total other income (expense)	(882)	-

Loss from continuing operations before income taxes	(5,232)	-
Income tax benefit	300	-
Loss from continuing operations	(4,932)	-

Loss from discontinued operations	-	(306)

Net loss	$(4,932)	$(306)

Net loss per share - basic and diluted

Continuing operations	$(0.07)	$-
Discontinued operations	-	(0.01)
Net loss	$(0.07)	$(0.01)

Weighted average shares outstanding - basic and diluted	69,243,312	46,668,750

The accompanying notes are an integral part of these statements

OPEN ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW - Unaudited
(In Thousands)

	For the Three Months Ended August 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,932)	$(306)
Net loss from discontinued operations	-	306
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	503	-
Interest from amortization of warrants and beneficial conversion feature	589	-
Amortization of deferred financing costs	13	-
Amortization of original issue discount	46	-
Stock issued in legal settlement	70	-
Stock based compensation	1,625	-
Other operating activities from discontinued operations	-	(124)
Change in operating assets and liabilities:
Accounts receivable	127	-
Due from employees	(455)	-
Inventories	(1,908)	-
Other current assets	250	-
Accounts payable	704	-
Other accrued liabilities	518	-
Deferred revenue	838	-
Deferred taxes	(300)	-
Net cash used by operating activities	(2,312)	(124)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(362)	-
Additions to intangible assets	(56)	-
Other investing activities of discontinued operations	-	(306)
Net cash used in investing activities	(418)	(306)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debt	1,500	-
Payments on notes payable	(47)	-
Payments on advances from related parties	(2)	-
Payment of debt issue costs	(120)	-
Other financing activities of discontinued operations	-	351
Net cash provided by financing activities	1,331	351

Effect of foreign currency translation	-	5
Net increase (decrease) in cash and cash equivalents	(1,399)	(74)
Cash and cash equivalents at beginning of period	2,758	74
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,359	$-

SUPPLEMENTAL DISCLOSURES

Cash operating activities:
Interest paid	$3	$47
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Warrants issued in connection with debt financing	$905	$-
Beneficial conversion feature associated with convertible debt	$118	$-
Stock issued upon conversion of debt	$200	$-
Stock and warrants issued for technology license	$1,787	$-

The accompanying notes are an integral part of these statements.

NOTES TO FINANCIAL STATEMENTS

Note 1 - Description of Business

Open Energy Corporation, a Nevada corporation (the "Company”), focuses on the development and commercialization of solar energy products and technologies for a wide range of applications including power production and water desalination.  The Company was incorporated on April 11, 2002 and was originally involved in oil and natural gas development with interests in property, wells, pipelines and a small gas refinery in Alberta, Canada. In September 2005, the Company decided to sell its oil and gas holdings in order to focus entirely upon renewable energy. The oil and gas divestiture was completed during the quarter ended February 28, 2006 and the Company has begun sales of a portfolio of renewable energy products and technologies, based on its acquisitions of Connect Renewable Energy, Inc. (“CRE”) and Solar Roofing Systems, Inc. (“SRS”), which were completed in March 2006 and April 2006, respectively.

Shares of the Company's common stock currently trade on the OTC Bulletin Board under the symbol "OEGY.OB" (formerly BBSE.OB). On April 19, 2006, the Company effected a corporate name change from Barnabus Energy, Inc. to Open Energy Corporation. (On May 4, 2005, the Company effected a corporate name change from Barnabus Enterprises, Ltd. to Barnabus Energy, Inc.)

Note 2 - Basis of Presentation

Interim Financial Statements

The consolidated balance sheet as of August 31, 2006 and the consolidated statements of operations and cash flows for the three-month period ended August 31, 2006 are unaudited. These financial statements reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to state fairly the financial position, results of operations and cash flows for the interim periods presented. The balance sheet as of May 31, 2006 was derived from the Company's audited financial statements. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for the year ending May 31, 2007. These financial statements and the notes thereto should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended May 31, 2006, filed with the Securities and Exchange Commission.

Comparative Financial Statements

Prior to the fourth quarter of the year ended May 31, 2006, the Company’s financial statements had been prepared and presented as those of a development stage enterprise. Cumulative disclosures required for development stage enterprises that were included in the previously filed August 31, 2005 financial statements have been omitted in the comparative financial statements presented herein.

In addition, as discussed in Note 13, activity related to the Company’s oil and gas business during the three months ended August 31, 2005 presented herein have been reclassified to discontinued operations.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Note 3 - Accounting for Stock-Based Compensation

On June 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123R, Share-Based Payment, (“SFAS 123R”). Prior to June 1, 2006, the Company accounted for its share based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based compensation (“SFAS 123”). In accordance with APB 25 no compensation was required to be recognized for options granted that had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

The Company adopted SFAS 123R using the modified prospective transition method. Under that transition method, compensation cost recognized includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of May 31, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to May 31, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Compensation cost is recognized on a straight-line basis, net of estimated forfeitures, over the requisite service period of each award. The results of the prior periods have not been restated.

As of August 31, 2006 and May 31, 2006, the Company did not have any stock options outstanding and no stock option compensation expense has been recorded.

Note 4 - Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement focuses on creating consistency and comparability in fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS 157 on its financial statements.

Note 5 - Due from Related Parties

Amounts due from related parties as of August 31, 2006 and May 31, 2006, $1,594,000 and $1,139,000, respectively, consist of estimated balances owed by certain officers of the company for estimated payroll taxes accrued by the company as of the respective periods. See Note 9.

Note 6 - Inventories

Inventories consist of the following (in thousands):

	August 31, 2006	May 31, 2006
Raw materials	$3,051	$1,743
Work-in-process	727	879
Finished goods	1,063	311
Total	$4,841	$2,933

Inventories are shown net of reserves for slow moving and obsolete inventory of $6,000 and $44,000 as of August 31, 2006 and May 31, 2006, respectively.

Note 7 - Fixed Assets

Fixed assets consist of the following (in thousands):

	August 31, 2006	May 31, 2006
Computers and Networks	$233	$102
Furniture and Fixtures	37	22
Machinery and Equipment	199	185
Construction in Progress	459	257
Leasehold Improvements	37	38
Subtotal	965	604
Less: Accumulated Depreciation	(63)	(23)
Total	$902	$581

Equipment and improvements are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of equipment and improvements are provided over the estimated useful lives of the assets, or the related lease terms if shorter, by the straight-line method. Useful lives range as follows:

Computers and networks	3 years
Machinery and equipment	5-7 years
Furniture and fixtures	5-7 years
Leasehold improvements	Lesser of lease term or useful life of asset

For the three months ended August 31, 2006, depreciation expense of fixed assets was approximately $40,000.

Note 8 - Intangible Assets

Intangible assets consist of the following (in thousands):

	August 31, 2006	May 31, 2006
Amortized intangible assets:
Patented technologies	$8,000	$8,000
Customer relationships	800	800
License Agreement	1,787	-
Backlog	300	300
Subtotal	10,887	9,100
Less: Accumulated Amortization	(887)	(425)
Total amortized intangibles	$10,000	$8,675

Unamortized intangible assets:
Trademarks	$928	$928
Patents pending	118	62
Total unamortized intangibles	$1,046	$990

Total intangibles	$11,046	$9,665

During the quarter ended August 31, 2006 the Company entered into a technology license agreement related to the SunConeTM CSP technology that was valued at $1,787,000 (see Note 12). The capitalized value of the agreement will be amortized over the estimated useful life of eight years. In addition, the Company capitalized approximately $56,000 of expenditures related to pending patents.

No significant residual value is estimated for the patented technologies which have a remaining useful life of approximately eight years. Aggregate amortization expense for all intangible assets for the quarter ended August 31, 2006 and the year ended May 31, 2006 totaled $463,000 and $425,000, respectively. The following table represents the total estimated amortization of intangible assets for the five succeeding years (in thousands):

Year ended May 31,
2007 (9 months)	$993
2008	1,323
2009	1,323
2010	1,323
2011 and thereafter	5,038

Note 9 - Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	August 31, 2006	May 31, 2006
Payroll liabilities	$1,914	$1,342
Accrued interest	306	177
Accrued loan fees	200	200
Accrued research and development expense	118	118
Accrued litigation settlement	112	265
Accrued legal fees	100	112
Other	-	18
Total	$2,750	$2,232

Included in payroll liabilities at August 31, 2006 and May 31, 2006 are liabilities that represent estimated payroll taxes, withholding and penalties related to stock-based compensation resulting from issuances of restricted shares to certain officers of the Company during the fiscal year ended May 31, 2006. As of August 31, 2006 and May 31, 2006, the estimated payroll tax liability was approximately $1,851,000 and $1,311,000, respectively. As discussed in Note 5, the Company has recorded related amounts due from officers at August 31, 2006 and May 31, 2006 of $1,594,000 and $1,139,000, respectively.

Note 10 - Notes Payable

Notes payable consist of the following (in thousands):

	August 31, 2006	May 31,2006

Notes payable	$333	$380

Less current maturities	279	320

Notes payable, net of current maturities	$54	$60

During the three months ended August 31, 2006, the Company incurred no new long-term or short-term notes payable.

Note 11 - Convertible Debentures and Warrants

In February and March 2006, the Company completed a private placement pursuant to which it issued $5,250,000 in principal amount of 0% Convertible Debentures due July 31, 2008 and convertible warrants exercisable for 2,354,261 shares of its common stock at an initial exercise price of $2.23 per share.

In March 2006, the Company entered into a securities purchase agreement under which the Company agreed to issue up to an aggregate of $15,000,000 in principal amount of secured convertible debentures (the 5% Convertible Debentures) and warrants to purchase up to an aggregate of 10,000,000 shares of common stock.

In accordance with the securities purchase agreement, $10,000,000 of the convertible debentures were purchased on March 31, 2006. Half of the net proceeds from the sale of the debentures were delivered to the Company, and half of the net proceeds were held in escrow until the filing of a registration statement for the sale of the shares of common stock underlying the convertible debt and warrants. Such registration statement was filed in May 2006, and the balance of the net proceeds was paid to the Company. Pursuant to the securities purchase agreement, the holder of the 5% Convertible Debentures was obligated to purchase another $5,000,000 of the 5% Convertible Debentures on the date such registration statement is declared effective by the SEC. The conversion price of the 5% Convertible Debentures is (i) a fixed conversion price (initially $1.50) or (ii) 95% of the lowest volume weighted average price of the common stock during the 30 trading days immediately preceding the conversion date. The 5% Convertible Debentures are secured pursuant to a pledge and escrow agreement and a security agreement under which the Company deposited 44,117,647 newly issued shares into escrow, and granted a security interest in those shares and granted a blanket security interest in the Company's consolidated assets to secure the Company's obligations under the 5% Convertible Debentures and related agreements.

In connection with the issuance of the debentures, the Company agreed to issue warrants to purchase up to an aggregate of 10,000,000 shares of common stock in accordance with the following schedule: (1) a warrant to purchase up to 3,500,000 shares of common stock was issued at the first closing; (2) a warrant to purchase up to 3,500,000 shares of common stock was deposited into escrow at the first closing and was released on May 25, 2006 upon filing of its SB-2 registration statement; and (3) a warrant to purchase up to 3,000,000 shares of common stock was to be issued when the registration statement is declared effective by the SEC.

The warrants were to have an initial exercise price of $1.50 and a term of five years.

Each debenture matures three years from its date of issuance and bears interest at five percent (5%) per annum. Initially, an additional one percent (1%) penalty per month was required to be paid by the Company if the registration statement was not filed within 130 days of closing. The Company is obligated to keep the registration statement effective until all the shares have been sold or are eligible for sale without volume restrictions pursuant to SEC Rule 144(k). The debentures are subordinate to certain transactions in the normal course of business in which the Company may participate.

In July 2006, the investment agreements described above were amended, effective as of their original date, as follows:

•	Provide for a floor price of $0.05 on the adjustable conversion price of the secured convertible debentures;

•
Provide for a floor price of $0.05 per share on the exercise price of the warrants applicable to adjustments with respect to certain future issuances of securities by the Company, and upon certain distributions of assets and similar recapitalization events;

•	Extend the deadline under the investor registration rights agreement for having a registration statement declared effective until August 12, 2006; and

•	Cap liquidated damages payable in respect of failure to have an effective registration statement at 15% of the liquidated value of the debentures outstanding.

In addition, on August 17, 2006, the investment agreements described above were further amended, as follows:

•
Provide for the purchase of $1,500,000 of the remaining secured convertible debentures as of the date of the amendment, with the remaining $3,500,000 to be purchased upon the effectiveness of the registration statement that the Company is required to file pursuant to the investor registration rights agreement;

•	Waive any breaches of the investment agreements related to the Company’s tax withholding liabilities as described in note 9.

•	Further extend the deadline for having a registration statement declared effective until September 5, 2006; and

•
Reduce the exercise price of the warrant to be issued in connection with the purchase of the remaining $5,000,000 of secured convertible debentures to $0.80 from $1.50 per share and increase the total number of warrant shares underlying such warrant to 6,250,000 from 3,000,000. Such warrant was issued on the date of the amendment.

On August 22, 2006, $200,000 principal amount of 5% Convertible Debenture was converted into 342,877 shares of the Company’s common stock.

As a result of this conversion, the conversion price of the 0% Convertible Debentures in the aggregate principal amount of $5,250,000, and the exercise price of the associated common stock purchase warrants to purchase up to an aggregate of 2,354,261 shares of common stock, were adjusted to $0.5833 per share. The 0% Convertible Debentures are now convertible into an aggregate of 9,000,514 shares of common stock, subject to certain restrictions. The conversion price of the 0% Convertible Debentures and the exercise price of the associated warrants is subject to further adjustment upon the occurrence of certain specified events including, but not limited to, issuance of securities at a deemed price below the current conversion and exercise prices, stock dividends, stock splits, mergers or reorganizations, and the Company’s failure to meet certain revenue milestones, provided that the conversion price and the exercise price may not fall below $0.05 per share.

Discounts recorded in connection with the value of warrants, beneficial conversion feature, and original issue discount recorded in connection with the convertible debt are being recognized as non-cash interest over the term of the debt using the effective interest method. The carrying value of the debentures will accrete to the face value over the life of the debentures, as the value of the discounts is expensed.

The carrying value of the debentures as of August 31, 2006 has been calculated as follows (in thousands):

	0%	5%	Total
Face value of debentures	$5,250	$11,300	$16,550
Less: debt discount - beneficial conversion feature	(2,755)	(3,927)	(6,682)
Less: debt discount - warrants	(1,677)	(3,705)	(5,382)
Less: original issue discount		(920)	(920)
Plus: accreted interest expense (through August 31, 2006)	382	593	975
Debentures carrying value at August 31, 2006	$1,200	$3,341	$4,541

On September 15, 2006, the holders of the 5% Convertible Debentures waived the event of default set forth in each of the 5% Convertible Debentures provided that the registration statement shall be declared effective on or before October 31, 2006.

Note 12 - Equity

Pursuant to a technology license agreement, the Company granted 100,000 shares of common stock valued at $1.085 per share and a warrant exercisable for 2,233,438 shares of common stock. The fair value of the warrants was valued at approximately $1,678,000 by using the Black-Scholes option pricing model, assuming an expected life of 5 years, a risk-free interest rate of 5.25%, an expected volatility of 88%, and a dividend yield of 0%.

Note 13 - Discontinued Operations

Based on the divestiture of the Company’s oil and gas business during the fiscal year ending May 31, 2006, the oil and gas component of the business was reported as discontinued operations in the Company’s audited financial statements for the years ended May 31, 2006 and 2005. Accordingly, amounts related to discontinued operations included in financial statements presented herein for the three months ended August 31, 2005 have been reclassified to conform with the presentation included in such audited statements. During the three months ended August 31, 2005, no revenues were reported, and the loss from discontinued operations resulted entirely from selling, general and administrative expenses incurred during the period.

Note 14 - Subsequent Events

On September 5, 2006, $800,000 principal amount of 5% Convertible Debentures was converted into 1,371,507 shares of the Company’s common stock.

On September 25, 2006, holders of $3,750,000 0% Convertible Debentures converted their entire principal amount of convertible debentures into an aggregate of 6,428,940 shares of the Company’s common stock.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Management's Discussion and Analysis or Plan of Operation contains forward-looking statements regarding the Company’s business, financial condition, and results of operations and prospects that are based on the Company’s current expectations, estimates and projections. In addition, other written or oral statements which constitute forward-looking statements may be made by the Company or on the Company’s behalf. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance, and are inherently subject to risks and uncertainties that are difficult to predict. As a result, actual outcomes and results may differ materially from the outcomes and results discussed in or anticipated by the forward-looking statements. All such statements are therefore qualified in their entirety by reference to the factors specifically addressed in the section entitled "Risk Factors" in the Company’s Annual Report on Form 10-KSB. New risks can arise and it is not possible for management to predict all such risks, nor can management assess the impact of all such risks to the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-QSB. The Company undertakes no obligation to revise or update publicly any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report on Form 10-QSB, other than as required by law.

Limited Operating History

There is limited historical financial information about the Company upon which to base an evaluation of its future performance. The Company has generated limited revenues from operations and cannot guarantee that the Company will be successful. The Company is subject to risks inherent in a fast growing company, including limited capital resources, possible delays in product development and manufacturing, and possible cost overruns due to price and cost increases. There is no assurance that future financing will be available to the Company on acceptable terms. Additional equity financing could result in dilution to existing shareholders.

Company Description and Overview

Open Energy Corporation began as a small oil and natural gas development firm with interests in oil and gas leases, wells, pipelines and a small gas refinery in Alberta, Canada. In September 2005, the Company determined that it would sell its holdings in order to focus entirely upon renewable energy products and technologies. The oil and gas divestiture was completed during December 2005, and the Company is now pursuing the development and commercialization of a portfolio of renewable energy products and technologies for a wide range of applications, including electrical generation, solar thermal heating, solar energy, power production and water desalination.

In March/April 2006, the Company acquired two privately-held companies engaged in the manufacturing and distribution of building-integrated photovoltaic roofing products. Solar Roofing Systems, Inc. (SRS) based in Ontario, Canada, produces a proprietary roofing material incorporating high-efficiency crystalline photovoltaic cells in a single-ply roofing membrane designed primarily for commercial and industrial buildings. Connect Renewable Energy, Inc. (CRE) based in Grass Valley, California, incorporates these same high-efficiency cells in roofing tiles designed to match the colors and edge profiles of tiles traditionally used in residential housing construction. Both of these product lines are now being sold under the trade name "SolarSave®".

The Company also holds a license to a technology referred to as SunConeTM CSP (concentrating solar power). The license is exclusive and worldwide for the defined field of use of collecting solar energy for generating electricity, desalinating water and for all other industrial applications. The SunConeTM CSP system utilizes non-imaging optical cones to concentrate sunlight on rods at the base of each cone. Fluid flows through these rods and is heated to several hundred degrees centigrade. This superheated fluid can then be used to generate steam and produce electricity or to purify salt or brackish water. The Company is currently working to commercialize this technology and plans to add additional products and technologies to its portfolio of renewable energy solutions in the future.

Results of Operations

With the integration of Connect Renewable Energy, Inc. and Solar Roofing Systems, Inc., management is now focused on growing its operations and customer base, while paying attention to profitability and cash flows. In addition, management will continue to search for and identify other acquisitions or technologies that enhance the Company’s business model, which may require additional debt or equity financing.

Quarter Ended August 31, 2006

The following table sets forth the Company’s consolidated statement of operations data for the quarter ended August 31, 2006. The Company’s entire operations for fiscal 2005 are being treated as discontinued operations and thus a prior period comparison is not meaningful.

Summary Statement of Operations (in thousands):

Revenues, net	$356
Gross profit (loss)	46
Selling, general and administrative expenses	4,077
Research & development expenses	319
Total operating expenses	4,396
Loss from operations	(4,350)
Other Income (expense)	(882)
Loss from continuing operations before income taxes	(5,232)
Income tax benefit	300
Net loss	$(4,932)

Revenues

For the quarter ended August 31, 2006, the Company had revenues of $356 thousand consisting of both SolarSave® Tile and SolarSave® Membrane products. During the quarter, the Company had significantly ramped up its production and is working on fulfilling order backlog. As of August 31, 2006, backlog orders believed to be firm were approximately $4.5 million of which a majority is expected to be filled during the fiscal year ending May 31, 2007. A majority of the backlog is related to the Company’s SolarSave® Membrane product. In addition, the backlog includes a $1.3 million contract for supplying solar architectural glass for the California Academy of Sciences Museum in Golden Gate Park, San Francisco, California, which is expected to ship between February 1, 2007 and September 1, 2007. The Company expects that a majority of its revenues for the fiscal year ended May 31, 2007 will occur in the third and fourth quarters. Future revenues will depend not only on successful sales efforts, but also on the Company’s ability to ramp up production and to procure photovoltaic cells.

Cost of sales and gross margin

For the quarter ended August 31, 2006, cost of sales was $310 thousand resulting in a gross margin of $46 thousand. We are in the process of implementing cost reduction strategies to reduce overall manufacturing costs. A substantial part of the cost of sales for the SolarSave® Tiles and the SolarSave® Membranes consists of photovoltaic cells. The cost of photovoltaic cells is currently volatile due to a current supply shortage. The Company is uncertain of the extent to which component price increases will negatively affect gross profit margins in the near future, as the Company may be able to pass on some of these increases to customers. The Company is currently working on establishing long-term supply contracts with its PV cell suppliers.

Selling, general and administrative

Selling, general and administrative expenses for the quarter ended August 31, 2006 were $4.1 million, and included $1.6 million in non-cash compensation for the current vesting of previously granted stock pursuant to employment agreements and $503 thousand of depreciation and amortization expense. Selling, general and administrative expenses for the first quarter also included $838 thousand of legal and professional fees, of which approximately half were legal fees associated with SEC reporting, the annual report, the SB-2 registration statement, and protection of intellectual property. After subtracting non-cash based compensation, management fees, wages and salaries were $598 thousand for the quarter. Advertising and marketing expenses were $125 thousand and were related to the branding of the Open Energy Corporation name, the marketing of the SolarSave® Tiles and SolarSave® Membranes, and participation in trade shows.

Research and development

For the quarter ended August 31, 2006, research and development expenses were $319 thousand and were related to the commercialization of SunConeTM CSP, the ongoing development of the SolarSave® Tiles and SolarSave® Membranes, and future product development. Further work on the SunConeTM CSP will be required to design a commercial system capable of interfacing with an off-the-shelf steam turbine to produce electricity and/or to interface with either flash distillation or membrane filtration equipment in order to produce potable water from salty or brackish sources. This next phase of development will require additional time, capital and other resources in order to complete.

In addition, the SolarSave® solar roofing tiles and roofing membranes will require ongoing development in order to achieve and retain market share. In the case of the solar roofing tiles, the Company is developing various color systems and edge profiles. The solar roofing membranes can be improved visually by imprinting colors and patterns on their top surfaces and improved technically by utilizing different materials, including new photovoltaic technologies as they become available. During production ramp-up, additional improvements may be made to the manufacturing processes, which could require additional research and development expenditures.

On July 10, 2006, the Company signed an Amended and Restated Technology License Agreement with Dr. Melvin L. Prueitt. Material changes to the original agreement are as follows:

•	elimination of minimum royalty payment obligations;

•	replacement of a staggered royalty rate structure with a flat percentage equal to the prior lowest staggered royalty rate;

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

Other income (expense)

During the quarter, other expenses were $882 thousand, of which $636 thousand was non-cash interest expense related to the amortization of the fair value of warrants and beneficial conversion feature and original issue discount associated with the 0% Debentures and the 5% Debentures.

Net loss

For the first quarter ended August 31, 2006, the Company had limited revenues and incurred a net loss of $4.9 million, of which $1.6 million was non-cash compensation for the current vesting of previously granted stock pursuant to employment agreements, $503,000 of depreciation and amortization expense and $ 636 thousand of non-cash interest from amortization of the warrants, beneficial conversion feature and original issue discount associated with the 0% Debentures and 5% Debentures. The Company expects to continue to use cash for operating activities as the Company begins to extend limited credit to customers, expand manufacturing capacity, and expands organizational infrastructure..

Liquidity and Capital Resources

The Company has financed operations since inception primarily through private sales of securities. As of August 31, 2006, the Company had $1.4 million in cash, working capital of $2.7 million, and inventory of $4.8 million. During the quarter, the Company received $1.5 million from Cornell Capital, and expects to receive an additional $3.5 million in gross proceeds from the 5% Convertible Debentures being sold to Cornell Capital upon the Company’s SB-2 registration statement being declared effective.

Other than cash and cash equivalents and the proceeds due on the remaining 5% Convertible Debentures, the Company has no unused sources of liquidity. The Company believes that it will need to secure additional debt or equity financing in the near future based on expected ramp-up in production and product shipments for its second and third quarters.

For the quarter ended August 31, 2006, the Company used $2.3 million of cash in operations. Investment activities used $418 thousand of cash during the quarter. Financing activities provided $1.3 million of cash during the quarter.

The Company’s current cash requirements are significant due to the building of photovoltaic cells and work-in-process inventories; increased accounts receivable; manufacturing equipment purchases; research and development expenses for SunConeTM CSP; and other operational expenses. The Company expects to continue to use cash to fund operations for at least the first three quarters of fiscal 2007 as it expands its manufacturing capacity and product shipments. The Company expects to continue to use cash to build up inventory of photovoltaic cells to hedge the current shortage in the industry.

In the past, the Company paid cash for inventory purchases and is in the process of negotiating credit terms with its vendors; however, the vendors may require a letter of credit. The Company also paid cash for its equipment purchases. As soon as the Company qualifies for traditional financing, it plans to finance its equipment purchases and establish a working capital line of credit.

The cost of photovoltaic cells, which is the primary cost of sales for solar roofing products, is volatile due to a current supply shortage. The Company is uncertain of the extent to which this will negatively affect its working capital in the near future. A significant increase in cost of photovoltaic cells that it cannot pass on to its customers could cause the Company to run out of cash more quickly than current projections indicate, requiring the Company to raise additional funds or curtail operations.

Significant Capital Expenditures

The Company anticipates that it will make significant capital expenditures over the next twelve months for manufacturing equipment and leasehold improvements. The Company recently secured additional manufacturing space for the operation in Grass Valley, California for a three year term beginning September 1, 2006 and is in the process of making leasehold improvements. In addition, the Company expects to add additional space for a shipping warehouse and final assembly operation in Aurora, Ontario, Canada. The Company estimates leasehold improvements and manufacturing equipment expenditures of approximately $1 million over the next twelve months. The associated cash needs will depend upon the configuration of the manufacturing equipment and the availability of equipment lease financing.

The Company is in the process of implementing EPICOR Accounting/Enterprise Resource Planning software that will unify the accounting process for all three of the Company’s locations. Through August 31, 2006, the Company has incurred costs of $138 thousand of an estimated total $200 thousand at completion for the software license fees and professional services associated with this implementation.

Recent Financings

0% Subordinated Convertible Debentures and Related Warrants

In February and March 2006, the Company completed a private placement pursuant to which it issued five-year warrants and $5.25 million in principal amount of 0% Convertible Debentures due July 31, 2008 at par to Coach Capital LLC, Eversource Group Limited, Bank Sal. Oppenheim jr. & Cie. (Schweiz) AG and Nadelson Internacional S.A. The warrants are exercisable for 2,354,261 shares of the Company’s common stock. The warrant exercise price and debenture conversion price, which were initially set at $2.23 per share and $1.46, respectively, both became $0.5833 per share on August 22, 2006, and are subject to further adjustment upon the occurrence of certain specified events including, but not limited to, issuance of securities at a deemed price below the current exercise price, stock dividends, stock splits, mergers or reorganizations, and the Company’s failure to meet certain revenue milestones.

As of March 30, 2006, the debentures and warrants were amended and restated to provide that the anti-dilution adjustments will occur only upon a future exercise or conversion of a convertible security, rather than upon the issuance of a convertible security, and will be calculated based upon the actual price used for the exercise or conversion.

In July 2006, the debentures and associated warrants were amended to provide for a minimum conversion price and exercise price, respectively, of $0.05. The warrants were also amended to fix the aggregate number of warrant shares that are issuable to the number of shares of common stock for which the warrants were exercisable at the time the warrants were originally granted 2,354,261.

On September 25, 2006 Coach Capital LLC, Eversource Group Limited and Nadelson Internacional S.A. converted their entire principal amount of the debentures that were issued to them at $0.5833 per share, and the Company correspondingly issued 2,571,576 shares of its common stock to Coach Capital LLC, 2,571,576 shares of common stock to Eversource Group Limited and 1,285,788 shares of common stock to Nadelson Internacional S.A. As of October 2, 2006, the remaining 0% Convertible Debentures held by Bank Sal. Oppenheim jr. & Cie. (Schweiz) AG were convertible into 2,571,576 shares of the Company’s common stock, subject to certain restrictions, and subject to adjustment as described above.

5% Convertible Debentures and Related Warrants

In March 2006, the Company entered into a securities purchase agreement with Cornell Capital Partners, LP, pursuant to which, as subsequently amended, the Company agreed to issue and sell to Cornell up to an aggregate of $15 million in principal amount of secured Convertible Debentures (the 5% Convertible Debentures) and warrants to purchase up to an aggregate of 13,250,000 shares of the Company’s common stock. On March 31, 2006 Cornell purchased $10 million of the debentures and the Company issued to Cornell warrants to purchase up to an aggregate of 7,000,000 shares of common stock. At such time, Cornell agreed to purchase an additional $5 million debenture and receive a 3,000,000 share warrant on the date the Company’s registration statement is declared effective. Initially, the warrants were to have an exercise price of $1.50 and a term of five years. Each debenture matures three years from its date of issuance and bears interest at five percent (5%) per annum.

The conversion price of the 5% Convertible Debentures is the lower of (i) a fixed conversion price (initially $1.50) or (ii) 95% of the lowest volume weighted average price of the common stock during the 30 trading days immediately preceding the conversion date.  The 5% Convertible Debentures are secured pursuant to the terms of (1) a pledge and escrow agreement among us, Cornell and David Gonzalez, Esq., as escrow agent, and (2) security agreements among us, Cornell and two of the Company’s subsidiaries. In accordance with the pledge and escrow agreement, the Company deposited 44,117,647 newly issued shares of the Company’s common stock into escrow, and granted to Cornell a security interest in those shares to secure the Company’s obligations to Cornell under the 5% Convertible Debentures and related agreements.

Under the security agreements, the Company and its subsidiaries granted to Cornell a blanket security interest in the Company’s consolidated assets. The debentures are subordinate to certain transactions in the normal course of business in which the Company may participate.

The Company agreed to file with the SEC by May 15, 2006, which date the Company refers to as the filing date, a registration statement including the shares underlying the debentures and warrants, and to have such registration statement declared effective by July 29, 2006, which date the company refers to as the effectiveness date. If a registration statement were not filed by the filing date or declared effective by the effectiveness date, as applicable, the Company would become obligated to pay to Cornell, either in cash or in shares of common stock, liquidated damages equal to 1% of the liquidated value of the debentures outstanding for each 30 day period (pro-rated for partial periods) that the registration statement is not filed or declared effective, as applicable. The Company is obligated to keep the registration statement effective until all the shares have been sold or are eligible for sale without volume restrictions pursuant to SEC Rule 144(k).

In July 2006, the Company and Cornell agreed to amend the investment agreements described above, effective as of their original date, as follows:

•	Provide for a floor price of $0.05 on the adjustable conversion price of the secured convertible debentures;

•
Provide for a floor price of $0.05 per share on the exercise price of the warrants applicable to adjustments with respect to certain future issuances of securities by the Company, and upon certain distributions of assets and similar recapitalization events;

•	Extend the deadline under the investor registration rights agreement for having a registration statement declared effective until August 12, 2006; and

•	Cap liquidated damages payable in respect of failure to have an effective registration statement at 15% of the liquidated value of the debentures outstanding.

In addition, on August 17, 2006, the Company and Cornell agreed to further amend the investment agreements described above, as follows:

•
Provide for the purchase by Cornell of $1.5 million of the remaining secured convertible debentures as of the date of the amendment, with the remaining $3.5 million to be purchased by Cornell upon the effectiveness of the registration statement that the Company is required to file pursuant to the investor registration rights agreement;

•	Waive any breaches of the investment agreements with Cornell related to the Company’s tax withholding liabilities as described in Note 11 to the financial statements.

•	Further extend the deadline for having a registration statement declared effective until September 5, 2006; and

•
Reduce the exercise price of the warrant to be issued in connection with Cornell’s purchase of the remaining $5 million of secured convertible debentures to $0.80 from $1.50 per share and increase the total number of warrant shares underlying such warrant to 6,250,000 from 3,000,000. Such warrant was issued on the date of the amendment.

In addition, Cornell granted the Company a waiver of certain of the restrictive covenants contained in the investment agreements to permit us to take certain remedial actions relative to the Company’s tax withholding liabilities described under “Payroll Withholding Taxes” below, including the following with respect to any officer or employee: repurchasing vested shares, canceling any unvested shares, granting substitute equity awards, or permitting such persons to sell, pledge or transfer their shares.

On August 22, 2006, Cornell converted $200 thousand principal amount of the first debenture and the Company correspondingly issued 342,877 shares of the Company’s common stock to Cornell, all of which shares are being registered pursuant the Company’s August 31, 2006 registration statement.

On September 5, 2006, Cornell converted an additional $800 thousand principal amount of the first debenture and the Company correspondingly issued 1,371,507 shares of the Company’s common stock to Cornell, all of which shares are being registered pursuant to the Company’s SB-2 registration statement.

Effective as of September 15, 2006, Cornell further extended the deadline for having registration statement declared effective until October 31, 2006.

Payroll Withholding Taxes

During the fiscal year ended May 31, 2006 and the quarter ended August 31, 2006, the Company did not withhold for or pay federal or state employment or income taxes associated with the vesting dates for restricted stock set forth in Mr. Saltman's, Ms. Bostater's, Mr. Britts' employment agreements, or associated with the grants of shares to Mr. Saltman during his employment period for consulting and director services and Ms. Bostater during her employment period for consulting services. The Company also did not withhold or pay employment or income taxes for 16,250 shares of common stock issued to non-executive employees.

Total accrued liabilities at August 31, 2006 associated with the employees' combined portion of required withholding, which is an obligation of the Company to the extent not satisfied by the employees, is $1.6 million. The Company may also be subject to penalties and interest, currently estimated to be approximately $196 thousand as of August 31, 2006, of which $69 thousand has been recorded as other expense in the quarter ended August 31, 2006. As of September 30, 2006 (the last vesting date set forth in the contracts which has occurred to the date of this report) to the extent the vesting dates are deemed to be valid and non-rescindable, the total liability for the Company's portion of the required withholding taxes is estimated to be $71 thousand and the total accrued liability associated with the employees' combined portion of the required withholding is estimated to be $1.9 million. The Company does not presently believe any further penalties will accrue, although interest will continue to accrue until the amounts due are paid.

The employees have informed the Company that they intend to satisfy their contractual obligations to provide funds for the required payroll tax payments through sales of the underlying securities, once they may do so in accordance with applicable securities laws. The Company has recorded corresponding accounts receivable of $1.6 million as of August 31, 2006 for the employees' obligations.

The shares of stock subject to all of these awards other than the consultant grants to Mr. Saltman and Ms. Bostater are being registered for the first time with the registration statement, as amended, filed August 31, 2006. At this time, the Company cannot predict when shares may be sold by the employees as a means of generating funds to satisfy the withholding obligations. Market conditions may also limit the number of shares that may be sold and the proceeds to the employees from such sales. The Company may be obligated to pay such tax liabilities before the employees have been able to sell their shares, and the sales prices the employees receive may be less than the tax liability.

To the extent that these employees are unable to satisfy their obligations to provide funds for the required payroll tax payments through sales of the underlying securities, the Company will be required to use its cash to satisfy these obligations, which could require the Company to raise additional funds or curtail operations.

The Company’s obligation to withhold for and pay federal and state employment and income taxes associated with these restricted shares granted to employees is ongoing with each new vesting or issuance date, and the level of tax obligation would be significant if any of the vesting or issuance schedules were to accelerate in accordance with the terms of the employment agreements. The Company could therefore incur significant additional liabilities for which the Company may not have sufficient cash to satisfy, requiring it to raise additional funds or curtail or cease operations. In light of this future exposure, the Company’s Compensation Committee intends to work with executives and employees who have restricted stock or the right to receive stock, to seek to restructure their compensation arrangements in a manner that would not expose the Company to further liabilities beyond those already incurred.

Critical Accounting Policies

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. As the number of variables and assumptions affecting the probable future resolution of the uncertainties increase, these judgments become even more subjective and complex. The Company has identified the following accounting policies, described below, as the most important to an understanding of the Company’s current financial condition and results of operations.

Debenture and Warrant Accounting

The Company issued debentures and warrants under two different sets of terms, one being the 0% Convertible Debentures and the other being the 5% Convertible Debentures described in “Liquidity and Capital Resources - Recent Financings” above.

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

For the $3.8 million of 0% Debentures, the fair value of the debentures was allocated 34.1% ($1.3 million) to the warrants and 65.9% ($2.5 million) to the debentures. The beneficial conversion feature (debt discount) related to the debentures is $2.4 million, which will be recognized as interest expense over the life of the debenture.

For the $1.5 million of 0% Debentures, the fair value of the debentures was allocated 26.6% ($400 thousand) to the warrants and 73.4% ($1.1 million) to the debentures. The beneficial conversion feature (debt discount) related to the debentures is $400 thousand, which will be recognized as interest expense over the life of the debenture.

In accordance with EITF 00-27, the fair value of the warrants was allocated from the proceeds of the debt securities, and the remaining proceeds were then allocated to the debentures, resulting in the debentures being recorded at a discount from their face amount.

In accordance with EITF 00-27 and EITF 98-5, it was determined that the embedded conversion feature for the 5% Debentures had intrinsic value. The proceeds of the issuance have been allocated among the 5% Debentures and the warrants based upon their relative fair values. For $10 million of the 5% debentures, the fair value of the warrants was determined by using the Black-Scholes option pricing model assuming an expected life of 5 years, a risk-free interest rate of 5%, an expected volatility of 75%, and a dividend yield of 0%. The fair value of the debentures net of original issue discount was allocated 30.4% ($2.8 million) to the warrants and 69.6% ($6.4 million) to the debentures. The beneficial conversion feature (debt discount) related to the debentures is $3.7 million, which will be recognized as interest expense over the life of the debenture.

In accordance with EITF 00-27, the fair value of the warrants was allocated from the proceeds of the debt securities, and the remaining proceeds were then allocated to the debentures, resulting in the debentures being recorded at a net discount from their face amount.

For $1.5 million of the 5% debentures, the fair value of the warrants was determined by using the Black-Scholes option pricing model assuming an expected life of 5 years, a risk-free interest rate of 5.1%, an expected volatility of 87%, and a dividend yield of 0%. The fair value of the debentures net of original issue discount was allocated 65.5% ($905 thousand) to the warrants and 34.5% ($475 thousand) to the debentures. The beneficial conversion feature (debt discount) related to the debentures is $194 thousand which will be recognized as interest expense over the life of the debenture.

The proceeds received on issuance of the 5% Debentures during the quarter ended August 31, 2006 were allocated to the fair value of the convertible debentures and the warrants as follows (in thousands):

Proceeds received on issuance of the convertible debt	$1,500

Allocated to:
Original issue discount	$120
Fair value of the debentures	$475
Fair value of warrants	$905
Intrinsic value of beneficial conversion feature	$194

Discounts recorded in connection with the value of warrants, beneficial conversion feature, and original issue discount recorded in connection with the convertible debt are being recognized as non-cash interest over the term of the debt using the effective interest method. The carrying value of the debentures will accrete to the face value over the life of the debentures, as the value of the discounts is expensed.

The carrying value of the debentures as of August 31, 2006 has been calculated as follows (in thousands):

	0%	5%	Total
Face value of debentures	$5,250	$11,300	$16,550
Less: debt discount - beneficial conversion feature	(2,755)	(3,927)	(6,682)
Less: debt discount - warrants	(1,677)	(3,705)	(5,382)
Less: original issue discount		(920)	(920)
Plus: accreted interest expense (through August 31, 2006)	382	593	975
Debentures carrying value at August 31, 2006	$1,200	$3,341	$4,541

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements, as defined in Item 303(c)(2) of Regulation S-B.

Risk factors

Investors should carefully consider the risks described below before deciding whether to invest in the Company’s common stock. The risks described below are not the only ones the Company faces. Additional risks not presently known to the Company or that the Company currently believes are immaterial may also impair business operations and financial results. If any of the following risks actually occurs, the Company’s business, financial condition or results of operations could be adversely affected. In such case, the trading price of the Company’s common stock could decline and you could lose all or part of your investment. The Company’s filings with the Securities and Exchange Commission also contain forward-looking statements that involve risks and uncertainties. The actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks the Company faces as described below.

In addition to the risk factors contained in the Company’s latest annual report on Form 10-KSB, the following risk factor pertains to us.

New home construction in the U.S. is currently slowing, and doing so fairly dramatically in several areas where the Company’s products are offered. This building slow-down could negatively impact the Company’s sales.

California represents over 70% of all PV installations in North America, and new home construction in California has slowed significantly. Arizona, Nevada, New Mexico and Florida also are significant potential markets for the Company’s PV products, and they are also experiencing down turns in new home construction. If interest rates rise and the residential construction industry builds unsold inventory, the housing market is likely to slow. This could effect solar installations, particularly for the Company’s building integrated PV roofing tiles.

Item 3.  CONTROLS AND PROCEDURES

The Company is required to maintain disclosure controls and procedures designed to ensure that material information related to the Company, including the Company’s consolidated subsidiaries, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Under the supervision and with the participation of the Company’s management team, including the principal executive officer and the principal financial officer, the Company conducted an evaluation of the Company’s disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that disclosed controls and procedures were not effective as of August 31, 2006, due to the following deficiencies:

•	The absence of procedures to ensure the timely filing of current reports on Form 8-K;

•	insufficient personnel resources and technical accounting expertise within the accounting function to resolve non-routine or complex accounting matters;

•
failure to obtain counsel from an ERISA or tax attorney on the tax implications to the Company of restricted stock awards, discussed in "Management's Discussion and Analysis or Plan of Operation -- Liquidity and Capital Resources -- Payroll Withholding Taxes"; and

•
ineffective controls over period end financial close and reporting processes and the preparation and review of the annual consolidated financial statements, resulting in numerous post-closing journal entries and audit adjustments.

The Company identified the first deficiency described above in March 2006. The Company then, in March 2006, took the following remedial measure to address this deficiency: implementing more robust procedures to identify events requiring the filing of a Form 8-K and to ensure the timely filings of such forms, and the Company has also provided to management, and management has reviewed, practice materials identifying filing events. The Company has increased the level of involvement by the Company’s outside securities counsel. The Company’s chief financial officer is also engaging in continuing education focused on the latest developments in securities laws and disclosure obligations.

The last three deficiencies were identified in July 2006 as part of the Company’s procedures for completing financial statements for the fiscal year ended May 31, 2006. The Company is in the process of implementing remedial steps for these further deficiencies, which include greater oversight of accounting and compliance functions, and an active search for additional internal accounting and legal compliance resources. To date, management has not been able to hire sufficient additional personnel to assist in the company’s disclosure controls and procedures, and is in the process of further testing the new procedures, and thus has not been able to conclude that any of these deficiencies have been remediated as of the filing date of this report.

During the quarter ended August 31, 2006, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Lawsuit - Mitchell Organization LTD

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

In May 2006, legal proceedings between Open Energy Corporation and the Mitchell Organization et al were settled. To resolve all differences without admission of liabilities, the Company agreed to pay 100,000 Canadian Dollars and issue 75,000 shares of restricted stock. A contingent liability reflecting the terms of the settlement was accrued in May 2006. The settlement was signed in August of 2006.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 22, 2006 and September 5, 2006, an aggregate of 1,714,384 shares of the Company’s common stock were issued to Cornell Capital Partners, LP, upon its conversions of $1,000,000 principal amount of the 5% debentures it held. These securities the were issued as restricted securities exempt from registration under Regulation D of the Securities Act, and an appropriate legend was placed on the stock certificates.

On September 25, 2006 Coach Capital LLC, Eversource Group Limited and Nadelson Internacional S.A. converted their entire principal amounts of the debentures that the Company issued to them at $0.5833 per share, and the Company correspondingly issued 2,571,576 shares of common stock to Coach Capital LLC, 2,571,576 shares of common stock to Eversource Group Limited and 1,285,788 shares of the Company’s common stock to Nadelson Internacional S.A. These securities were issued as restricted securities exempt from registration under Regulation D of the Securities Act, and an appropriate legend was placed on the stock certificates, the warrants and the debentures.

On April 1, 2006, the Company appointed Robert A. Britts Chief Operating Officer and entered into an employment agreement with him. Pursuant to the terms of the employment agreement, the Company agreed to provide 150,000 shares of the Company’s common stock to Mr. Britts, such shares to be issued, subject to his continued employment, quarterly commencing on April 1, 2006, with the last installment being issued on December 31, 2008. On each of June 30, 2006 and September 30, 2006 the Company issued 12,500 of such shares to Mr. Britts. These stock grants were issued as restricted securities exempt from registration pursuant to Section 4(2) of the Securities Act, and an appropriate legend was placed on the stock certificates.

Pursuant to an employment agreement with a non-executive employee, the Company agreed to issue 75,000 shares of restricted stock, to be issued quarterly through March 31, 2009, subject to his continued employment. On each of June 30, 2006 and September 30, 2006 the Company issued 6,250 of such shares. These stock grants were issued as restricted securities exempt from registration pursuant to Section 4(2) of the Securities Act, and an appropriate legend was placed on the stock certificates.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) Not applicable.
(b) Not applicable.
(c) Not applicable.
(d) Not applicable.

Item 5. OTHER INFORMATION

Not applicable.

Item 6. Exhibits

See Exhibit Index immediately following signatures.

OPEN ENERGY CORPORATION
FORM 10-Q
AUGUST 31, 2006

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPEN ENERGY CORPORATION.

By:      /s/ David Saltman
David Saltman
President, Chief Executive Officer
and Director
(Principal Executive Officer and
duly authorized to sign on behalf
of the Registrant)

By:      /s/ Cheryl Bostater
Cheryl Bostater
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Date: October 20, 2006

Exhibit Number	Exhibit

3.1	Articles of Incorporation, incorporated by reference from Exhibit 3.1 to the Form SB-2 filed August 1, 2002.

3.2	Bylaws, incorporated by reference from Exhibit 3.1 to the Form 10-Q filed April 20, 2006.

3.3	Certificate of Amendment filed with the Secretary of State of Nevada on February 23, 2004, incorporated by reference from Exhibit 3.3 to the Form 10-KSB filed September 12, 2005.

3.4	Certificate of Amendment filed with the Secretary of State of Nevada on May 4, 2005, incorporated by reference from Exhibit 3 to Form 8-K filed August 31, 2005.

3.5	Certificate of Merger filed with the Secretary of State of Nevada on April 21, 2006, incorporated by reference from Exhibit 3.1 to the Form 8-K filed April 25, 2006.

4.1	Securities Purchase Agreement, dated September 20, 2005, between the Company and Solar Roofing Systems, Inc., incorporated by reference from Exhibit 99A to the December 13, 2005 Form 8-K.

4.2
Warrant, dated September 20, 2005, issued to the Company to purchase common shares of Solar Roofing Systems, Inc. for a price determined in accordance with the terms of the warrant, incorporated by reference from Exhibit 99B to the December 13, 2005 Form 8-K.

4.3	Registration Rights Agreement, dated September 20, 2005, between the Company and Solar Roofing Systems, Inc., incorporated by reference from Exhibit 99C to the December 13, 2005 Form 8-K.

4.4	Amended and Restated Unanimous Shareholders' Agreement, dated September 20, 2005, incorporated by reference from Exhibit 99D to the December 13, 2005 Form 8-K.

4.5	Second Amended and Restated Common Stock Purchase Warrant issued to Coach Capital LLC, incorporated by reference from Exhibit 99.1 to the Form 8-K filed August 18, 2006.

4.6	Second Amended and Restated Common Stock Purchase Warrant issued to Eversource Group Limited, incorporated by reference from Exhibit 99.2 to the Form 8-K filed August 18, 2006.

4.7	Second Amended and Restated Common Stock Purchase Warrant issued to Bank Sal. Oppenheim jr. & Cie. (Schweiz) AG, incorporated by reference from Exhibit 99.3 to the Form 8-K filed August 18, 2006.

4.8	Second Amended and Restated Common Stock Purchase Warrant issued to Nadelson Internacional S.A., incorporated by reference from Exhibit 99.4 to the Form 8-K filed August 18, 2006.

4.9	Second Amended and Restated 0% Subordinated Mandatory Convertible Debenture issued to Coach Capital LLC, incorporated by reference from Exhibit 99.5 to the Form 8-K filed August 18, 2006.

4.10	Second Amended and Restated 0% Subordinated Mandatory Convertible Debenture issued to Eversource Group Limited, incorporated by reference from Exhibit 99.6 to the Form 8-K filed August 18, 2006.

4.11
Second Amended and Restated 0% Subordinated Mandatory Convertible Debenture issued to Bank Sal. Oppenheim jr. & Cie. (Schweiz) AG, incorporated by reference from Exhibit 99.7 to the Form 8-K filed August 18, 2006.

4.12	Second Amended and Restated 0% Subordinated Mandatory Convertible Debenture issued to Nadelson Internacional S.A., incorporated by reference from Exhibit 99.8 to the Form 8-K filed August 18, 2006.

4.13.1	Amendment No. 1 to Securities Purchase Agreement with Cornell Capital Partners, LP, incorporated by reference from Exhibit 99.14 to the Form 8-K filed August 18, 2006.

4.13.2	Amendment No. 2 to Securities Purchase Agreement with Cornell Capital Partners, LP, incorporated by reference from Exhibit 99.10 to the Form 8-K filed August 18, 2006.

4.13.3	Waiver with Cornell Capital Partners, LP, incorporated by reference from Exhibit 99.12 to the Form 8-K filed August 18, 2006.

4.14.1	Amendment No. 1 to Investor Registration Rights Agreement with Cornell Capital Partners, LP., incorporated by reference from Exhibit 4.30 to the Form SB-2 filed August 30, 2006

4.14.2	Amendment No. 2 to Investor Registration Rights Agreement with Cornell Capital Partners, LP, incorporated by reference from Exhibit 99.9 to the Form 8-K filed August 18, 2006.

4.15.1	Amendment No. 1 to Secured Convertible Debenture No. CCP-1 issued in favor of Cornell Capital Partners, LP, incorporated by reference from Exhibit 99.15 to the Form 8-K filed August 18, 2006.

4.15.2	Amendment No. 1 to Secured Convertible Debenture No. CCP-2 issued in favor of Cornell Capital Partners, LP, incorporated by reference from Exhibit 99.16 to the Form 8-K filed August 18, 2006.

4.16	Secured Convertible Debenture No. CCP-3 issued to Cornell Capital Partners, LP, incorporated by reference from Exhibit 99.13 to the Form 8-K filed August 18, 2006.

4.17.1	Amendment No. 1 to Warrant No. CCP-001 issued in favor of Cornell Capital Partners, LP, incorporated by reference from Exhibit 99.17 to the Form 8-K filed August 18, 2006.

4.17.2	Amendment No. 1 to Warrant No. CCP-002 issued in favor of Cornell Capital Partners, LP, incorporated by reference from Exhibit 99.18 to the Form 8-K filed August 18, 2006.

4.18	Warrant No. CCP-003 issued in favor of Cornell Capital Partners, LP, incorporated by reference from Exhibit 99.11 to the Form 8-K filed August 18, 2006.

4.19
Form of Secured Convertible Debenture to be issued in favor of Cornell Capital Partners, LP upon the effectiveness of the Registration Statement on Form SB-2 filed August 30, 2006, incorporated by reference from Exhibit 4.30 to the Form SB-2 filed August 30, 2006.

10.1
Amendment No. 1 to Employment Agreement, dated March 15, 2006, and clarified by the Board of Directors on July 24, 2006, incorporated by reference from Exhibit 4.30 to the Form SB-2 filed August 30, 2006.

10.2.1	Amended and Restated Technology License Agreement dated July 10, 2006 with Dr. Melvin L. Prueitt, incorporated by reference from Exhibit 99.19 to the Form 8-K filed August 18, 2006.

10.2.2	Common Stock Purchase Warrant dated July 10, 2006 issued to Dr. Mel Prueitt, incorporated by reference from Exhibit 99.20 to the Form 8-K filed August 18, 2006.

10.2.3	Technology Consulting Agreement dated July 10, 2006 with Dr. Melvin L. Prueitt, incorporated by reference from Exhibit 99.21 to the Form 8-K filed August 18, 2006.

31.1*	Certification of Principal Executive Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith