Form 10QSB/A
period 2006-08-31
OPEN ENERGY CORP
filed 2006-10-24
CIK 1176193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
(Amendment No. 1)

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Explanatory Note

This Amendment No. 1 to Form 10-QSB for Open Energy Corporation, for the quarter ended August 31, 2006 is being filed to amend and restate the items described below. Our Form 10-QSB was originally filed October 20, 2006.

This Amendment No. 1 amends the “Additional paid-in-capital” and the “Unearned compensation” figures on the Consolidated Balance Sheet at August 31, 2006 and Notes 3 and 12 to the Financial Statements of Part I, Item I, Financial Statements. The Company adopted SFAS 123R on June 1, 2006 and pursuant to the modified prospective transition method thereunder, the balance of unearned compensation at May 31, 2006, previously recorded in connection with the issuance of restricted shares of the Company’s common stock, was eliminated against paid in capital during the quarter ended August 31, 2006. The effects of these adjustments, which are limited only to a reclassification within the Shareholders’ Equity section, are shown in the restated Consolidated Balance Sheet at August 31, 2006.

This Form 10-QSB/A sets forth the complete text of Part I, Item 1 of Form 10-QSB listed above. This Form 10-QSB/A also includes as Exhibits 31.1, 31.2, 32.1and 32.2 new certifications by the Chief Executive Officer and Chief Financial Officer.

In order to preserve the nature and character of the disclosures set forth in such items as originally filed, this Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-QSB on October 20, 2006, except as relating to the amendments set forth above. This Form 10-QSB/A should be read in conjunction with our filings made subsequent to the filing of the original Form 10-QSB, including any amendments to those filings.

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

OPEN ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS - Unaudited
(In Thousands, except per share data)

	August 31, 2006 (Restated)	May 31, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,359	$2,758
Accounts receivable	170	297
Due from related parties	1,594	1,139
Inventories	4,841	2,933
Notes receivable	650	650
Prepaid expenses and other current assets	287	537
Total current assets	8,901	8,314

FIXED ASSETS, NET	902	581
DEFERRED FINANCING COSTS, NET	131	143
INTANGIBLE ASSETS, NET	11,046	9,665
GOODWILL	11,943	11,943
Total assets	$32,923	$30,646

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,859	$1,155
Notes payable, current maturities	279	320
Advances from related parties	312	314
Other accrued liabilities	2,750	2,232
Deferred revenue	980	142
Total current liabilities	6,180	4,163

LONG-TERM LIABILITIES
Notes payable, net of current maturities	54	60
Convertible debentures, net	4,541	3,823
Deferred tax liability	4,611	4,836
Total long-term liabilities	9,206	8,719

SHAREHOLDERS' EQUITY
Common stock, $.001 par value;
1,125,000,000 shares authorized; 69,668,290 and 69,131,663 shares issued and outstanding at August 31, 2006 and May 31, 2006, respectively	70	69
Additional paid-in capital	35,282	45,553
Unearned compensation	-	(14,979)
Shares to be issued	11	15
Accumulated deficit	(17,833)	(12,901)
Other comprehensive loss	7	7
Total shareholders' equity	17,537	17,764
Total liabilities and shareholders' equity	$32,923	$30,646

The accompanying notes are an integral part of these statements .

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

The accompanying notes are an integral part of these statements .

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

During the three months ended August 31, 2006 the Company recorded $1,605,000 of stock based compensation expense related to restricted stock awards issued during the year ended May 31, 2006. The remaining unrecognized compensation cost related to unvested restricted stock grants at August 31, 2006 was $13,374,000, which is expected to be recognized over the remaining vesting period of two years.

Note 4 - Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“ SFAS   No. 157 ”). SFAS   No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement focuses on creating consistency and comparability in fair value measurements. SFAS   No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS 157 on its financial statements.

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

During the quarter ended August 31, 2006 the Company entered into a technology license agreement related to the SunCone TM CSP  technology that was valued at $1,787,000 (see Note 12). The capitalized value of the agreement will be amortized over the estimated useful life of eight years. In addition, the Company capitalized approximately $56,000 of expenditures related to pending patents.

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

As discussed in Note 3, the Company adopted SFAS 123R, effective June 1, 2006 using the modified prospective transition method. Under this transition method, the balance of unearned compensation at May 31, 2006, previously recorded in connection with the issuance of restricted shares of the Company’s common stock, was eliminated against additional paid in capital during the quarter ended August 31, 2006.

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

Part II - OTHER INFORMATION
Item 6.  Exhibits

See Exhibit Index immediately following signatures.

OPEN ENERGY CORPORATION
FORM 10-QSB/A
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

Date: October 24, 2006

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