Form 10QSB
period 2006-11-30
OPEN ENERGY CORP
filed 2007-02-01
CIK 1176193

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2006

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

(858) 794-8800
Issuer's Telephone Number, Including Area Code

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
(Check one): Yes [_]   No [X]

At January 31, 2007, 86,763,887 shares of the registrant's common stock (par value, $0.001 per share) were outstanding.

Transitional Small Business Disclosure Format (Check one):   Yes [_]   No [X]

* Excludes filings on Form 8-K as provided in Rule 144(c)(i) under the Securities Act of 1933, as amended.

PART I - FINANCIAL INFORMATION

OPEN ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS - unaudited
(In thousands, except share data)

	November 30, 2006	May 31, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,770	$2,758
Accounts receivable	371	297
Due from related parties	1,863	1,139
Inventories	4,226	2,932
Notes receivable	-	650
Prepaid expenses and other current assets	285	537
Total current assets	8,515	8,313

FIXED ASSETS, NET	1,032	581
DEFERRED FINANCING COSTS, NET	118	144
INTANGIBLE ASSETS, NET	9,036	9,665
GOODWILL	11,943	11,943
Total assets	$30,644	$30,646

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,648	$1,155
Notes payable, current maturities	323	320
Advances from related parties	312	314
Other accrued liabilities	3,004	2,232
Deferred revenue	768	142
Total current liabilities	6,055	4,163

LONG-TERM LIABILITIES
Notes payable, net of current maturities	41	60
Convertible debentures, net	7,092	3,823
Deferred tax liability	3,609	4,836
Total long-term liabilities	10,742	8,719

SHAREHOLDERS' EQUITY
Common stock, $.001 par value;
1,125,000,000 shares authorized; 77,507,487 and 69,131,663 shares issued and outstanding at November 30 and May 31, 2006, respectively	78	69
Additional paid-in capital	41,457	45,553
Unearned compensation	-	(14,979)
Shares to be issued	7	15
Accumulated deficit	(27,702)	(12,901)
Other comprehensive loss	7	7
Total shareholders' equity	13,847	17,764

Total liabilities and shareholders' equity	$30,644	$30,646

The accompanying notes are an integral part of these statements.

OPEN ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS - unaudited
(In thousands, except per share data)

	Three Months Ended November 30,		Six Months Ended November 30,
	2006	2005	2006	2005

Revenues, net	$1,704	$-	$2,060	$-
Cost of sales	2,057	-	2,367	-
Gross profit (loss)	(353)	-	(307)	-

Operating Expenses	-
Selling, general and administrative	3,896	-	7,973	-
Research and development	106	-	425	-
Impairment of technology agreement and note receivable	2,376	-	2,376	-
Total operating expenses	6,378	-	10,774	-

Loss from operations	(6,731)	-	(11,081)	-

Other Income (expense)
Interest and other income	52	-	64	-
Interest expense	(4,060)	-	(4,840)	-
Other expense	(30)	-	(109)	-
Loss on foreign exchange	(103)	-	(138)	-
Total other income (expense)	(4,141)	-	(5,023)	-

Loss from continuing operations before income taxes	(10,872)	-	(16,104)	-
Income tax benefit	1,003	-	1,303	-
Loss from continuing operations	(9,869)	-	(14,801)	-

Loss from discontinued operations	-	(1,245)	-	(1,551)

Net loss	$(9,869)	$(1,245)	$(14,801)	$(1,551)

Net loss per share - basic and diluted

Continuing operations	$(0.13)	$-	$(0.20)	$-
Discontinued operations	-	(0.03)	-	(0.03)
Net loss	$(0.13)	$(0.03)	$(0.20)	$(0.03)

Weighted average shares outstanding - basic and diluted	75,934,181	46,668,750	72,591,728	46,668,750

The accompanying notes are an integral part of these statements

OPEN ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW - unaudited
(In thousands)

	Six Months Ended November 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,801)	(1,551)
Net loss from discontinued operations	-	1,551
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	884	-
Interest from amortization of warrants and beneficial conversion feature, net of tax	4,365	-
Amortization of deferred financing costs	25	-
Amortization of original issue discount	153	-
Stock issued in legal settlement	70	-
Stock based compensation	3,254	-
Impairment of technology license	1,694	-
Reserve for note receivable and accrued interest receivable	683	-
Deferred taxes	(1,303)	-
Change in operating assets and liabilities, net of effects of acquisitions
Accounts receivable	(74)	-
Due from employees	(724)	-
Inventories	(1,293)	-
Other current assets	219	-
Accounts payable	493	-
Other accrued liabilities	772	-
Deferred revenue	626	-
Net cash used in continuing operations	(4,957)	-
Net cash used in discontinued operations	-	(694)
Net cash used in operating activities	(4,957)	(694)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(435)	-
Additions to intangible assets	(71)	-
Other investing activities of discontinued operations	-	(1,489)
Net cash used in investing activities	(506)	(1,489)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debt	5,000	-
Payments on notes payable	(123)	-
Payments on advances from related parties	(2)	-
Payment of debt issue costs	(400)	-
Other financing activities of discontinued operations	-	2,145
Net cash provided by financing activities	4,475	2,145

Effect of foreign currency translation	-	1

Net increase (decrease) in cash and cash equivalents	(988)	(37)

Cash and cash equivalents at beginning of period	2,758	174

CASH AND CASH EQUIVALENTS AT END OF PERIOD	1,770	137

SUPPLEMENTAL DISCLOSURES

Cash operating activities:
Interest paid	$8	$78
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Warrants issued in connection with debt financing	$905	$-
Beneficial conversion feature associated with convertible debt	$118	$-
Stock issued upon conversion of debt	$4,750	$-
Stock and warrants issued for technology license	$1,787	$-
Acquisition of fixed assets pursuant to notes payable agreement	$91	$-
Acquisition of fixed assets pursuant to capital lease	$16	$-

 The accompanying notes are an integral part of these statements

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

Note 2 - Basis of Presentation

Interim Financial Statements

The consolidated balance sheet as of November 30, 2006 and the consolidated statements of operations for the three and six month periods ended November 30, 2006 and 2005 and the consolidated statements of cash flows for the six month periods ended November 30, 2006 and 2005 are unaudited. These financial statements reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to state fairly the financial position, results of operations and cash flows for the interim periods presented. The balance sheet as of May 31, 2006 was derived from the Company's audited financial statements. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for the year ending May 31, 2007. These financial statements and the notes thereto should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 2006, filed with the Securities and Exchange Commission.

Liquidity and Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $14.8 million during the six months ended November 30, 2006 and has incurred losses since inception totaling $27.7 million through November 30, 2006.

The ability of the Company to continue as a going concern is dependent on obtaining additional financing to support its production and working capital requirements. Management is pursuing a number of possible debt and equity financing opportunities in an effort to address these requirements. The sale of additional equity securities or debt financing could result in additional dilution to the Company’s current stockholders, and there can be no assurance that additional financing will be available on terms satisfactory to the Company.

The financial statements included herein do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Comparative Financial Statements

Prior to the fourth quarter of the year ended May 31, 2006, the Company's financial statements had been prepared and presented as those of a development stage enterprise. Cumulative disclosures required for development stage enterprises that were included in the previously filed November 30, 2005 financial statements have been omitted in the comparative financial statements presented herein.

In addition, as discussed in Note 13, activity related to the Company's oil and gas business during the three months ended November 30, 2005 presented herein has been reclassified to discontinued operations.

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

As of November 30, 2006 and May 31, 2006, the Company did not have any stock options outstanding and no stock option compensation expense has been recorded.

During the six months ended November 30, 2006, the Company recognized approximately $3.2 million of non-cash stock based compensation expenses in connection with the issuance of restricted stock to certain officers of the Company during the fiscal year ended May 31, 2006.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 provides guidance on quantifying and evaluating the materiality of unrecorded misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006, with earlier application encouraged for any interim periods of the first fiscal year ending after November 15, 2006, filed after the publication of SAB 108 (September 13, 2006). The Company is currently assessing the impact of SAB 108 and does not expect it to have a material impact on the Company’s consolidated financial position and results of operations.

Note 5 - Due from Related Parties

Amounts due from related parties as of November 30, 2006 and May 31, 2006, of $1,863,000 and $1,139,000, respectively, consist of estimated balances owed by certain officers and other employees of the company for estimated payroll taxes accrued by the company as of the respective periods. See Note 10.

Note 6 - Inventories

Inventories consist of the following (in thousands):

	November 30, 2006	May 31, 2006
Raw materials	$2,627	$1,743
Work-in-process	698	879
Finished goods	901	310
Total	$4,226	$2,932

Inventories are shown net of reserves for slow moving and obsolete inventory of $0 and $44,000 as of November 30, 2006 and May 31, 2006, respectively.

Note 7 - Notes Receivable

During the quarter ended November 30, 2006, the Company determined that the $650,000 note receivable and related interest receivable of $33,000 relating to the settlement and recession agreement of the Company’s original oil and gas assets is uncollectible. Accordingly, the note and interest receivable balances, totaling $683,000, were fully written off during the quarter ended November 30, 2006.

Note 8 - Fixed Assets

Fixed assets consist of the following (in thousands):

	November 30, 2006	May 31, 2006
Computers and Networks	$272	$102
Furniture and Fixtures	44	22
Machinery and Equipment	456	185
Construction in Progress	317	257
Leasehold Improvements	56	38
Subtotal	1,145	604
Less: Accumulated Depreciation	(113)	(23)
Total	$1,032	$581

Equipment and improvements are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of equipment and improvements are provided over the estimated useful lives of the assets, or the related lease terms if shorter, by the straight-line method. Useful lives range as follows:

Computers and networks	3 years
Machinery and equipment	5-7 years
Furniture and fixtures	5-7 years
Leasehold improvements	Lesser of lease term or useful life of asset

For the six months ended November 30, 2006, depreciation expense of fixed assets was approximately $91,000.

Note 9 - Intangible Assets

Intangible assets consist of the following (in thousands):
	November 30, 2006	May 31, 2006
Amortized intangible assets:
Patented technologies	$8,000	$8,000
Customer relationships	800	800
Backlog	300	300
Subtotal	9,100	9,100
Less: accumulated amortization	(1,125)	(425)
Total amortized intangibles	$7,975	$8,675

Unamortized intangible assets:
Trademarks	$928	$928
Patents pending	133	62
Total unamortized intangibles	$1,061	$990

Total intangibles	$9,036	$9,665

During the quarter ended August 31, 2006 the Company amended the Amended and Restated Technology and License Agreement related to the SunConeTM CSP technology that was valued at $1,787,000. The capitalized value of the agreement was to be amortized over the estimated useful life of eight years. In addition, the Company capitalized approximately $56,000 of expenditures related to pending patents.

Subsequently, after continued testing and evaluation, the Company has concluded that the technology referenced in the licensing agreement noted above did not meet expectations and the Company has decided to utilize a completely different approach (and not one related to the license agreement) to further the SunConeTM CSP technology. As a result, the Company has, in the quarter ended November 30, 2006, written off the carrying value of $1,694,000 pertaining to this licensing agreement. The company has filed preliminary patents for a commercial version of SunConeTM CSP technology not related to the original licensed technology.

No significant residual value is estimated for the patented technologies which have a remaining useful life of approximately eight years. Aggregate amortization expense for all intangible assets for the six months ended November 30, 2006 and the year ended May 31, 2006 totaled $793,000 and $425,000, respectively. The following table represents the total estimated amortization of intangible assets for the five succeeding years (in thousands):

Year ended May 31,
2007 (6 months)	$550
2008	1,100
2009	1,100
2010	1,100
2011 and thereafter	4,125

Note 10 - Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	November 30, 2006	May 31, 2006
Payroll liabilities	$2,200	$1,342
Accrued interest	466	177
Accrued loan fees	-	200
Accrued research and development expense	118	118
Accrued litigation settlement	112	265
Accrued legal fees	100	112
Other	8	18
Total	$3,004	$2,232

Included in payroll liabilities at November 30, 2006 and May 31, 2006 are liabilities that represent estimated payroll taxes, withholding and penalties related to stock-based compensation resulting from issuances of restricted shares to certain officers of the Company. As of November 30, and May 31, 2006, the estimated payroll tax liability was approximately $2,169,000 and $1,311,000, respectively. As discussed in Note 5, the Company has recorded related amounts due from officers at November 30, 2006 and May 31, 2006 of $1,863,000 and $1,139,000, respectively.

Note 11 - Notes Payable

Notes payable consist of the following (in thousands):

	November 30, 2006	May 31,2006

Notes payable	$364	$380

Less current maturities	323	320

Notes payable, net of current maturities	$41	$60

During the quarter ended November 30, 2006, the Company entered into a promissory note for $90,000 related to the purchase of accounting software, payable in six installments of $15,000. Notes payable bear interest at annual rates ranging from 8% to 18%, and mature at various dates through August 2008.

Note 12- Convertible Debentures and Warrants

0% Subordinated Convertible Debentures and Related Warrants

In February and March 2006, the Company completed a private placement pursuant to which it issued five-year warrants and $5.25 million in principal amount of 0% Convertible Debentures due July 31, 2008 at par to Coach Capital LLC, Eversource Group Limited, Bank Sal. Oppenheim jr. & Cie. (Schweiz) AG and Nadelson Internacional S.A. The warrants are exercisable for 2,354,261 shares of the Company's common stock. The warrant exercise price and debenture conversion price, which were initially set at $2.23 per share and $1.46, respectively, both became $0.2875 per share on December 22, 2006, and are subject to further adjustment upon the occurrence of certain specified events including, but not limited to, issuance of securities at a deemed price below the current exercise price, stock dividends, stock splits, mergers or reorganizations, and the Company's failure to meet certain revenue milestones.

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

On September 25, 2006 Coach Capital LLC, Eversource Group Limited and Nadelson Internacional S.A. converted an aggregate of $3,750,000, representing their entire principal amount of the debentures that were issued to them at $0.5833 per share, and the Company correspondingly issued 2,571,576 shares of its common stock to Coach Capital LLC, 2,571,576 shares of common stock to Eversource Group Limited and 1,285,788 shares of common stock to Nadelson Internacional S.A. As of January 15, 2007, the remaining 0% Convertible Debentures held by Bank Sal. Oppenheim jr. & Cie. (Schweiz) AG were convertible into 5,217,391 shares of the Company's common stock, subject to certain restrictions, and subject to adjustment as described above.

5% Convertible Debentures and Related Warrants

In March 2006, the Company entered into a securities purchase agreement with Cornell Capital Partners, LP, pursuant to which, as subsequently amended, the Company agreed to issue and sell to Cornell up to an aggregate of $15 million in principal amount of secured Convertible Debentures (the 5% Convertible Debentures) and warrants to purchase up to an aggregate of 13,250,000 shares of the Company's common stock. On March 31, 2006 Cornell purchased $10 million of the debentures and the Company issued to Cornell warrants to purchase up to an aggregate of 7,000,000 shares of common stock. At such time, Cornell agreed to purchase an additional $5 million debenture and receive a 3,000,000 share warrant on the date the Company's registration statement is declared effective. Initially, the warrants were to have an exercise price of $1.50 and a term of five years. Each debenture matures three years from its date of issuance and bears interest at five percent (5%) per annum.

The conversion price of the 5% Convertible Debentures is the lower of (i) a fixed conversion price (initially $1.50) or (ii) 95% of the lowest volume weighted average price of the common stock during the 30 trading days immediately preceding the conversion date.  The 5% Convertible Debentures are secured pursuant to the terms of (1) a pledge and escrow agreement among us, Cornell and David Gonzalez, Esq., as escrow agent, and (2) security agreements among us, Cornell and two of the Company's subsidiaries. In accordance with the pledge and escrow agreement, the Company deposited 44,117,647 newly issued shares of the Company's common stock into escrow, and granted to Cornell a security interest in those shares to secure the Company's obligations to Cornell under the 5% Convertible Debentures and related agreements.

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

•	Waive any breaches of the investment agreements with Cornell related to the Company's tax withholding liabilities as described in Note 10 to the financial statements.

•	Further extend the deadline for having a registration statement declared effective until September 5, 2006; and

•
Reduce the exercise price of the warrant to be issued in connection with Cornell's purchase of the remaining $5 million of secured convertible debentures to $0.80 from $1.50 per share and increase the total number of warrant shares underlying such warrant to 6,250,000 from 3,000,000. Such warrant was issued on the date of the amendment.

In addition, Cornell granted the Company a waiver of certain of the restrictive covenants contained in the investment agreements to permit us to take certain remedial actions relative to the Company's tax withholding liabilities described in Note 10, including the following with respect to any officer or employee: repurchasing vested shares, canceling any unvested shares, granting substitute equity awards, or permitting such persons to sell, pledge or transfer their shares.

On August 22, 2006, Cornell converted $200,000 principal amount of convertible debt and the Company correspondingly issued 342,877 shares of the Company's common stock to Cornell, all of which shares have been registered pursuant the Company's August 31, 2006 registration statement.

On September 5, 2006, Cornell converted an additional $800,000 principal amount of convertible debt and the Company correspondingly issued 1,371,507 shares of the Company's common stock to Cornell, all of which shares were subsequently registered pursuant to the Company's SB-2 registration statement.

Effective as of September 15, 2006, Cornell further extended the deadline for having the registration statement declared effective until October 31, 2006. On October 25, 2006, Cornell agreed to reduce the aggregate number of shares of common stock that the Company was required to register on Cornell’s behalf, from 54,117,647 to 18,730,000.

On September 15, 2006, the holders of the 5% Convertible Debentures waived the event of default set forth in each of the 5% Convertible Debentures provided that the registration statement be declared effective on or before October 31, 2006. The SB-2 was declared effective on October 27, 2006.

On December 22, 2006, Cornell converted $200,000 principal amount of convertible debt, and the Company correspondingly issued 695,652 shares of the Company's common stock to Cornell, all of which shares have been registered pursuant the Company's August 31, 2006 registration statement.

On January 12, 2007, Cornell converted $200,000 principal amount of convertible debt, and the Company correspondingly issued 695,652 shares of the Company's common stock to Cornell, all of which shares have been registered pursuant the Company's August 31, 2006 registration statement.

On January 24, 2007, Cornell converted $200,000 principal amount of convertible debt, and the Company correspondingly issued 695,652 shares of the Company's common stock to Cornell, all of which shares have been registered pursuant the Company's August 31, 2006 registration statement.

Discounts recorded in connection with the value of warrants, beneficial conversion feature, and original issue discount recorded in connection with the convertible debt are being recognized as non-cash interest over the term of the debt using the effective interest method. Upon conversion prior to amortization of the total discount, recognition of expense is accelerated for any previously unamortized discount. For the three and six month periods ended November 30, 2006, the Company recognized $3,895,000 and $4,543,000, respectively, of non cash interest expense in connection with the amortization of debt discount. The carrying value of the debentures will accrete to the face value over the life of the debentures, as the value of the discounts is expensed.

The carrying value of the debentures as of November 30, 2006 has been calculated as follows (in thousands):

	0%	5%	Total
Face value of debentures	$1,500	$14,000	$15,500
Less: debt discount - beneficial conversion feature	(2,756)	(3,928)	(6,684)
Less: debt discount - warrants	(1,677)	(3,705)	(5,382)
Less: original issue discount	-	(1,200)	(1,200)
Plus: accreted interest expense (through November 30, 2006)	3,348	1,510	4,858
Debentures carrying value at November 30, 2006	$415	$6,677	$7,092

Note 13 - Equity

On September 5, 2006, $800,000 principal amount of 5% Convertible Debentures was converted into 1,371,507 shares of the Company's common stock.

On September 25, 2006, holders of $3,750,000 0% Convertible Debentures converted their entire principal amount of convertible debentures into an aggregate of 6,428,940 shares of the Company's common stock.

On September 29, 2006, the Company issued 20,000 shares of common stock to IBIS International in exchange for their participation and sponsorship of the Company’s Chief Executive Officer’s meetings with various European financial institutions.

Note 14 - Discontinued Operations

Based on the divestiture of the Company's oil and gas business during the fiscal year ending May 31, 2006, the oil and gas component of the business was reported as discontinued operations in the Company's audited financial statements for the years ended May 31, 2006 and 2005. Accordingly, amounts related to discontinued operations included in financial statements presented herein for the three and six months ended November 30, 2005 have been reclassified to conform to the presentation included in such audited statements. During the three and six months ended November 30, 2005, no revenues were reported, and the loss from discontinued operations resulted entirely from selling, general and administrative expenses incurred during those periods.

Note 15 -Commitments

The Company entered into a three (3) year lease, effective October 1, 2006, for additional manufacturing space for the operation in Grass Valley, California. The lease is for approximately 7,962 square feet, a base rental rate of approximately $9.00 per square foot. In addition, the Company entered into a new lease beginning December 1, 2006 for a 30,219 square feet facility in Aurora, Ontario, Canada. The lease terminates March 31, 2012, and has a base rental rate of $5.75 per square foot.

Note 16 - Subsequent Events

On December 1, 2006, the Company granted 3,655,000 stock options to twenty-three employees, four directors and two consultants.

On December 14, 2006, the Company amended the Consulting Agreement, dated as of March 30, 2006, with Connect by Computer, LLC (“CBC”), an entity affiliated with Mr. Ron Gangemi, a director and the Chief Technology Officer of the Company. In connection with such amendment, the Company reduced the aggregate number of shares that are issuable to CBC upon meeting certain revenue milestones set forth in the Consulting Agreement from 2,000,000 shares to 400,000 shares of common stock and granted to CBC options to purchase, in the aggregate, 1,800,000 shares of the Company’s common stock, with the exercise price of $0.43 per share, which options shall vest if certain additional milestones based on CBC’s intellectual property contributions to the Company are satisfied on or prior to May 31, 2008.

On December 21, 2006, the Company entered into a consulting agreement with Expedite Ventures and pursuant to the provisions of said agreement, the Company issued 338,983 shares of common stock to Expedite Ventures on January 9, 2007. On January 20, 2007, the agreement was amended to eliminate the common stock element of compensation and the shares previously issued to Expedite Ventures were cancelled.

On December 22, 2006, the Company acquired WaterEye Corporation via a merger of WaterEye with and into the Company’s wholly-owned subsidiary, Open Energy/WE Acquisition Corporation, a Nevada Corporation. On such date, the Company issued to the shareholders of WaterEye Corporation 6,911,711 shares of common stock as consideration for the acquisition, 345,586 of which shares were placed in escrow to satisfy any indemnification rights the Company may have against WaterEye.

On December 22, 2006, Cornell Capital Partners, L.P. converted $200,000 principal amount of a convertible debt and the Company correspondingly issued 695,652 shares of the Company's common stock to Cornell, all of which shares have been registered pursuant the Company's registration statement.

In December 2006, 100,000 shares of common stock previously issued in connection with the technology license agreement related to the SunConeTM CSP technology were returned to the Company and cancelled.

On January 12, 2007, Cornell converted $200,000 thousand amount of convertible debt, and the Company correspondingly issued 695,652 shares of the Company's common stock to Cornell, all of which shares have been registered pursuant the Company's registration statement.

On January 22, 2007, certain officers of the company signed amendments to their employment agreements deferring all of their 2007 restricted stock vesting until 2008.

On January 24, 2007, Cornell converted $200,000 principal amount of convertible debt, and the Company correspondingly issued 695,652 shares of the Company's common stock to Cornell, all of which shares have been registered pursuant the Company's registration statement.

On January 27, 2007, the Company entered into a consulting agreement with Timothy Dougherty providing for compensation of 338,983 shares of common stock under the Company’s 2004 Consultant Stock Plan.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Management's Discussion and Analysis or Plan of Operation contains forward-looking statements regarding the Company's business, financial condition, and results of operations and prospects that are based on the Company's current expectations, estimates and projections. In addition, other written or oral statements which constitute forward-looking statements may be made by the Company or on the Company's behalf. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance, and are inherently subject to risks and uncertainties that are difficult to predict. As a result, actual outcomes and results may differ materially from the outcomes and results discussed in or anticipated by the forward-looking statements. All such statements are therefore qualified in their entirety by reference to the factors specifically addressed in the section entitled "Risk Factors" in the Company's Annual Report on Form 10-KSB. New risks can arise and it is not possible for management to predict all such risks, nor can management assess the impact of all such risks to the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-QSB. The Company undertakes no obligation to revise or update publicly any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report on Form 10-QSB, other than as required by law.

Limited Operating History

There is limited historical financial information about the Company upon which to base an evaluation of its future performance. The Company has generated limited revenues from operations and cannot guarantee that the Company will be successful. The Company is subject to risks inherent in a fast growing company, including limited capital resources, possible delays in product development and manufacturing, and possible cost overruns due to price and cost increases. There is no assurance that future financing will be available to the Company on acceptable terms. Additional equity financing would result in dilution to existing shareholders.

Company Description and Overview

Open Energy Corporation began as a small oil and natural gas development firm with interests in oil and gas leases, wells, pipelines and a small gas refinery in Alberta, Canada. In September 2005, the Company determined that it would sell its holdings in order to focus entirely upon renewable energy products and technologies. The oil and gas divestiture was completed during December 2005. The Company is now pursuing the development and commercialization of a portfolio of renewable energy products and technologies for a wide range of applications, including rooftop solar electrical generation, solar thermal heating, and solar power production and water desalination.

In March/April 2006, the Company acquired two privately-held companies engaged in the manufacturing and distribution of building-integrated photovoltaic roofing products. Solar Roofing Systems, Inc. (SRS) based in Ontario, Canada, produces a proprietary building integrated roofing material incorporating high-efficiency crystalline photovoltaic cells in a single-ply roofing membrane designed primarily for commercial and industrial buildings. Connect Renewable Energy, Inc. (CRE) based in Grass Valley, California, utilizes high efficiency cells in roofing tiles designed to match the colors and edge profiles of tiles traditionally used in residential housing construction. In addition, our Grass Valley operation is building out a production facility for solar architectural glass.

On December 22, 2006 the Company acquired WaterEye Corporation via a merger of WaterEye with and into the Company’s wholly-owned subsidiary, Open Energy/WE Acquisition Corporation, a Nevada corporation. Prior to such merger, WaterEye was a privately held corporation engaged in the design and installation of hardware/software that monitors the quality, safety, security of water supply and wastewater treatment systems. This monitoring technology will be adapted for use with the Company’s solar products.

Recent Developments

On November 2, 2006, the Company’s Board of Directors adopted the Open Energy Corporation 2006 Equity Incentive Plan. The Board intends to present the plan to the Company’s stockholders for their approval at the next annual meeting. A copy of the Equity Incentive Plan and the forms of stock option agreement, restricted stock award agreement, and stock unit award agreement are incorporated by reference as Exhibits 10.1, 10.1.1, 10.1.2 and 10.1.3, respectively.

On November 2, 2006, the Company’s Board of Directors approved an increase in the size of the Board from six to seven members, and elected Dalton Sprinkle to the Board, effective as of November 15, 2006. Mr. Sprinkle will also serve as the Chair of the Corporate Governance Committee.

On November 15, 2006, the Company’s independent registered public accounting firm, Peterson & Co., LLP merged with Squar Milner Miranda & Williamson, LLP, a Newport Beach, California accounting firm that is also registered with the Public Company Accounting Oversight Board (United States). The name of the post-merger firm is Squar, Milner, Peterson, Miranda & Williamson, LLP.

On December 14, 2006, the Company amended the Consulting Agreement, dated as of March 30, 2006, with Connect by Computer, LLC (“CBC”), an entity affiliated with Mr. Ron Gangemi, a director and the Chief Technology Officer of the Company. In connection with such amendment, the Company reduced the aggregate number of shares that are issuable to CBC upon meeting certain revenue milestones set forth in the Consulting Agreement from 2,000,000 shares to 400,000 shares of common stock and granted to CBC options to purchase, in the aggregate, 1,800,000 shares of the Company’s common stock, with the exercise price of $0.43 per share, which options shall vest if certain additional milestones based on CBC’s intellectual property contributions to the Company are satisfied on or prior to May 31, 2008.

In connection with the Company’s December 22, 2006 acquisition of WaterEye, the Company entered into an employment agreement and two stock option grant agreements with Thomas D. Wolfe, WaterEye’s former CEO, pursuant to which Mr. Wolfe became the Company’s Senior Vice President of Engineering and Development, and received option grants exercisable for a total of 947,193 common shares, such shares to vest in accordance with the option agreements shares, such shares to vest in accordance with the option agreements. A copy of such employment agreement is attached hereto as Exhibit 10.4.

Results of Operations

With the integration of Connect Renewable Energy, Inc. and Solar Roofing Systems, Inc., management is now focused on growing its operations and customer base, while paying attention to profitability and cash flows. In addition, management will continue to search for and identify other acquisitions or technologies that enhance the Company's business model, which may require additional debt or equity financing.

Three and Six Months Ended November 30, 2006

The following table sets forth the Company's consolidated statement of operations data for the three and six month period ended November 30, 2006. The Company's entire operations for fiscal 2005 are being treated as discontinued operations and thus a prior period comparison is not meaningful.

Summary Statement of Operations (in thousands):

	Three Months Ended November 30,	Six Months Ended November 30,
	2006	2006

Revenues, net	$1,704	$2,060
Gross profit (loss)	(353)	(307)
Selling, general and administrative	3,896	7,973
Research and development	106	425
Impairment of technology agreement and note receivable	2,376	2,376
Total operating expenses	6,378	10,774
Loss from operations	(6,731)	(11,081)
Total other income (expense)	(4,141)	(5,023)
Loss from continuing operations before income taxes	(10,872)	(16,104)
Income tax benefit	1,003	1,303
Net loss	$(9,869)	$(14,801)

Revenues

Revenues for the three months ended November 30, 2006 were $1,704,000 consisting of both SolarSave® Tile and SolarSave® Membrane products. During the quarter, the Company continued to expand its production capacity and work on fulfilling order backlog. The Company continues to prepare to manufacture glass architectural tiles relating to a $1.3 million contract for the California Academy of Sciences Museum in Golden Gate Park, San Francisco, California, and expects to begin actual shipments of glass between March 1, 2007 and September 1, 2007.

For the six month period ended November 30, 2006, revenues for both SolarSave® Tile and SolarSave® Membrane products totaled $2,060,000.

Cost of sales and gross margin

For the quarter ended November 30, 2006, cost of sales was $2,057,000 resulting in a negative margin of $353,000. For the six month period ended November 30, 2006, cost of sales was $2,367,000 resulting in a negative margin of $307,000. The negative margins during the three and six month periods resulted primarily from adjustments to standard costs incorporated during the second quarter in connection with the implementation of the new Epicore ERP software, and to manufacturing variances recorded to cost of sales resulting from the under absorption of labor and overhead expenses due to lower than anticipated manufacturing volume.

As sales and resulting manufacturing levels increase, combined with efforts to reduce low volume manufacturing costs, the company anticipates achieving positive margins by the end of the Company’s fiscal year ending May 31, 2007.

Selling, general and administrative

Selling, general and administrative expenses for the quarter ended November 30, 2006 was $3,896,000 and included $1,615,000 in non-cash compensation for the current vesting of previously granted stock pursuant to employment agreements and $381,000 of depreciation and amortization expense. Selling, general and administrative expenses for the second quarter also included $566,000 of legal and professional fees, of which approximately eighty percent were legal fees associated with SEC reporting, the preparation of the annual report, the SB-2 registration statement, and efforts to protect intellectual property. After subtracting non-cash compensation, management fees, wages and salaries were $728,000 for the quarter. Advertising and marketing expenses were $228,000 and were related to the branding of the Open Energy Corporation name, the marketing of the SolarSave® Tiles and SolarSave® Membranes, and participation in trade shows.

For the six month period ended November 30, 2006, selling, general and administrative expenses was $7,973,000 and included $3,239,000 in non cash compensation and $884,000 for depreciation and amortization expense.

Research and development

For the quarter ended November 30, 2006, research and development expenses were $106,000 and were related to the commercialization of SunCone TM CSP, the ongoing development of the SolarSave® Tiles and SolarSave® Membranes, and future product development. Further work on the SunCone TM CSP will be required to design a commercial system capable of interfacing with either flash distillation or membrane filtration equipment in order to produce potable water from salty or brackish sources. This next phase of development will require additional time, capital and other resources in order to complete.

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

For the six months ended November 30, 2006, research and development expenses were $425,000. The Company anticipates an increase in research and development expenses over the next two quarters as it continues the development of its SunCone TM CSP technologies and as it continues to enhance its tile, membrane and glass products.

Impairment of Technology Agreement and Note Receivable

After continued testing and evaluation, the Company has concluded that the technology obtained through the licensing agreement for the SunConeTM CSP technology did not meet expectations and the Company has decided to utilize a different approach (not related to the license agreement) to further the SunConeTM CSP technology. As a result, the Company has in the quarter ended November 30, 2006, written off the carrying value of $1,694,000 as a non-cash asset impairment. The Company has filed preliminary patents for a commercial version of SunConeTM CSP not related to the original licensed technology

During the quarter ended November 30, 2006, the Company determined that the $650,000 note receivable and related interest receivable of $33,000 relating to the settlement and recession agreement of the Company’s original oil and gas assets is uncollectible. Accordingly, the note and interest receivable balances, totaling $683,000, were fully written off during the quarter ended November 30, 2006.

Other income (expense)

During the quarter ended November 30, 2006, other expenses were $4,141,000, of which $3,895,000 was non-cash interest expense related to the amortization of the discounts associated with the 0% Debentures and the 5% Debentures.

During the six month period ended November 30, 2006, other expenses, net of interest and other income of $64,000 totaled $5,022,000, of which $4,543,000 was non-cash interest expense related to the amortization of the discounts associated with the 0% Debentures and the 5% Debentures.

Net loss

For the quarter ended November 30, 2006, the Company incurred a net loss of $9,869,000, of which $1,615,000 was non-cash compensation for the current vesting of previously granted stock pursuant to employment agreements, $381,000 was depreciation and amortization expense, $3,894,000 was non-cash interest from amortization of the warrants, beneficial conversion feature and original issue discount associated with the 0% Debentures and 5% Debentures and $1,694,000 was the write off of the SunConeTM CSP license agreement.

For the six month period ended November 30, 2006, the company incurred a net loss of $14,801,000, of which $3,239,000 and was non-cash compensation related to the vesting of previously granted stock pursuant to employment agreements, $884,000 was depreciation and amortization expense, $4,543,000 was non-cash interest from amortization of the warrants, beneficial conversion feature and original issue discount associated with the 0% Debentures and 5% Debentures and $1,694,000 was the write off of the SunConeTM CSP license agreement.

Liquidity and Capital Resources

The Company has financed operations since inception primarily through private sales of securities. As of November 30, 2006, the Company had $1,770,000 in cash, working capital of $2,460,000, and inventory of $4,226,000. During the quarter ended November 30, 2006, the Company received $3,500,000 in gross proceeds from the 5% Convertible Debentures sold to Cornell Capital upon the Company's SB-2 registration statement being declared effective.

For the six month period ended November 30, 2006, the Company used $4,957,000 of cash in operations. Investment activities used $505,000 of cash during the six month period. Financing activities provided $4,474,000 of cash during the six month period.

Other than cash and cash equivalents, the Company has no unused sources of liquidity. The Company is in the process of securing additional debt and equity financing based on expected ramp-up in production, continuing operations and product shipments for its third and fourth quarters.

In the past, the Company paid cash for inventory purchases and is in the process of negotiating credit terms with its vendors; however, the vendors may require a letter of credit. The Company also paid cash for its equipment purchases. In the future, the Company plans to finance its equipment purchases.

The Company's current cash requirements are significant due to the purchasing of photovoltaic cells and work-in-process inventories; increased accounts receivable; manufacturing equipment purchases; research and development expenses for SunCone TM CSP; and other operational expenses. The Company expects to continue to use cash to fund operations for at least the next three calendar quarters as it expands its manufacturing capacity and product shipments.

The cost of photovoltaic cells, which is the primary cost of sales for solar roofing products, is volatile due to a current supply shortage. The Company is uncertain of the extent to which this will negatively affect its working capital in the near future. A significant increase in the cost of photovoltaic cells that it cannot pass on to its customers could cause the Company to run out of cash more quickly than current projections indicate, requiring the Company to raise additional funds or curtail operations.

In addition to the changing cost structure of cells, the fluidity of the current cell supply from our current major cell suppliers could cause a disruption or a complete stoppage of our manufacturing operation putting even greater strain on our liquidity and cash flow needs.

The Company has incurred significant losses from operations since its inception. The Company is unsure if or when we will become profitable. To date, the Company has been unable to meet forecasted manufacturing, revenue and margin projections and as a result has experienced significant negative cash flow for an extended period of time. Based on our current cash usage rates, and in light of an expected increase in operational expenses, non-operational contractual obligations, and an obligation to pay federal and state employment and income taxes associated with restricted shares granted to several employees, the Company estimates that we currently have adequate cash to fund operations only through the end February 2007, after which time we may not have sufficient cash to satisfy all on-going and previously incurred liabilities and will have to immediately raise debt and equity funds or curtail or cease operations.

On January 24, 2007, the Company signed a term sheet providing for a $5 million revolving inventory line of credit and a $2 million accounts receivable factoring agreement. The specific terms of the agreements are still being negotiated and there is no guarantee that a successful conclusion to these negotiations and resulting funding will be achieved.

Significant Capital Expenditures

The Company anticipates that it will make significant capital expenditures over the next twelve months for manufacturing equipment and leasehold improvements. The Company recently secured additional manufacturing space for the operation in Grass Valley, California for a three year term beginning September 1, 2006. In addition, the Company has signed a lease for a 30,219 square feet facility in Aurora, Ontario, Canada. The lease commences 12/1/2006 and terminates 3/31/2012 and adds additional space for manufacturing our SolarSave® Membrane products. The Company estimates leasehold improvements and manufacturing equipment expenditures of approximately $1 million over the next twelve months. The associated cash needs will depend upon the configuration of the manufacturing equipment and the availability of equipment lease financing.

The Company recently implemented EPICOR Accounting/Enterprise Resource Planning software that has consolidated the accounting process for all three of the Company's locations. Through November 30, 2006, the Company has incurred costs of $150,000 of an estimated total $240,000 at completion for the software license fees and professional services associated with this implementation.

Debt Financings

0% Subordinated Convertible Debentures and Related Warrants

In February and March 2006, the Company completed a private placement pursuant to which it issued five-year warrants and $5.25 million in principal amount of 0% Convertible Debentures due July 31, 2008 at par to Coach Capital LLC, Eversource Group Limited, Bank Sal. Oppenheim jr. & Cie. (Schweiz) AG and Nadelson Internacional S.A. The warrants are exercisable for 2,354,261 shares of the Company's common stock. The warrant exercise price and debenture conversion price, which were initially set at $2.23 per share and $1.46, respectively, both became $0.2875 per share on December 22, 2006, and are subject to further adjustment upon the occurrence of certain specified events including, but not limited to, issuance of securities at a deemed price below the current exercise price, stock dividends, stock splits, mergers or reorganizations, and the Company's failure to meet certain revenue milestones.

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

On September 25, 2006 Coach Capital LLC, Eversource Group Limited and Nadelson Internacional S.A. converted their entire principal amount of the debentures that were issued to them at $0.5833 per share, and the Company correspondingly issued 2,571,576 shares of its common stock to Coach Capital LLC, 2,571,576 shares of common stock to Eversource Group Limited and 1,285,788 shares of common stock to Nadelson Internacional S.A. As of January 15, 2007, the remaining 0% Convertible Debentures held by Bank Sal. Oppenheim jr. & Cie. (Schweiz) AG were convertible into 5,217,391 shares of the Company's common stock, subject to certain restrictions, and subject to adjustment as described above.

5% Convertible Debentures and Related Warrants

In March 2006, the Company entered into a securities purchase agreement with Cornell Capital Partners, LP, pursuant to which, as subsequently amended, the Company agreed to issue and sell to Cornell up to an aggregate of $15 million in principal amount of secured Convertible Debentures (the 5% Convertible Debentures) and warrants to purchase up to an aggregate of 13,250,000 shares of the Company's common stock. On March 31, 2006 Cornell purchased $10 million of the debentures and the Company issued to Cornell warrants to purchase up to an aggregate of 7,000,000 shares of common stock. At such time, Cornell agreed to purchase an additional $5 million debenture and receive a 3,000,000 share warrant on the date the Company's registration statement is declared effective. Initially, the warrants were to have an exercise price of $1.50 and a term of five years. Each debenture matures three years from its date of issuance and bears interest at five percent (5%) per annum.

The conversion price of the 5% Convertible Debentures is the lower of (i) a fixed conversion price (initially $1.50) or (ii) 95% of the lowest volume weighted average price of the common stock during the 30 trading days immediately preceding the conversion date.  The 5% Convertible Debentures are secured pursuant to the terms of (1) a pledge and escrow agreement among us, Cornell and David Gonzalez, Esq., as escrow agent, and (2) security agreements among us, Cornell and two of the Company's subsidiaries. In accordance with the pledge and escrow agreement, the Company deposited 44,117,647 newly issued shares of the Company's common stock into escrow, and granted to Cornell a security interest in those shares to secure the Company's obligations to Cornell under the 5% Convertible Debentures and related agreements.

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

•	Waive any breaches of the investment agreements with Cornell related to the Company's tax withholding liabilities as described in Note 11 to the financial statements.

•	Further extend the deadline for having a registration statement declared effective until September 5, 2006; and

•
Reduce the exercise price of the warrant to be issued in connection with Cornell's purchase of the remaining $5 million of secured convertible debentures to $0.80 from $1.50 per share and increase the total number of warrant shares underlying such warrant to 6,250,000 from 3,000,000. Such warrant was issued on the date of the amendment.

In addition, Cornell granted the Company a waiver of certain of the restrictive covenants contained in the investment agreements to permit us to take certain remedial actions relative to the Company's tax withholding liabilities described under “Payroll Withholding Taxes” below, including the following with respect to any officer or employee: repurchasing vested shares, canceling any unvested shares, granting substitute equity awards, or permitting such persons to sell, pledge or transfer their shares.

On August 22, 2006, Cornell converted $200,000 principal amount of convertible debt and the Company correspondingly issued 342,877 shares of the Company's common stock to Cornell, all of which shares are being registered pursuant the Company's August 31, 2006 registration statement.

On September 5, 2006, Cornell converted an additional $800,000 principal amount of the convertible debt and the Company correspondingly issued 1,371,507 shares of the Company's common stock to Cornell, all of which shares are being registered pursuant to the Company's SB-2 registration statement.

Effective as of September 15, 2006, Cornell further extended the deadline for having registration statement declared effective until October 31, 2006. On October 25, 2006, Cornell agreed to reduce the aggregate number of shares of common stock that the Company was required to register on Cornell’s behalf, from 54,117,647 to 18,730,000.

On October 27, 2006, the Company’s SB-2 registration statement was declared effective by the SEC and the Company received the remaining $3.5 from Cornell.

On December 22, 2006, Cornell converted a $200,000 principal amount of convertible debt and the Company correspondingly issued 695,652 shares of the Company's common stock to Cornell, all of which shares are being registered pursuant the Company's August 31, 2006 registration statement.

On January 12, 2007, Cornell converted $200,000 principal amount of convertible debt, and the Company correspondingly issued 695,652 shares of the Company's common stock to Cornell, all of which shares have been registered pursuant the Company's August 31, 2006 registration statement.

On January 24, 2007, Cornell converted $200,000 principal amount of convertible debt, and the Company correspondingly issued 695,652 shares of the Company's common stock to Cornell, all of which shares have been registered pursuant the Company's August 31, 2006 registration statement

Payroll Withholding Taxes

During the fiscal year ended May 31, 2006 and the six month period ended November 30, 2006, the Company did not withhold for or pay federal or state employment or income taxes associated with the vesting dates for restricted stock set forth in Mr. Saltman's, Ms. Bostater's, Mr. Britts' employment agreements, or associated with the grants of shares to Mr. Saltman during his employment period for consulting and director services and Ms. Bostater during her employment period for consulting services. The Company also did not withhold or pay employment or income taxes for 16,250 shares of common stock issued to non-executive employees.

Total accrued liabilities at November 30, 2006 associated with the employees' combined portion of required withholding, which is an obligation of the Company to the extent not satisfied by the employees, is $1,863,000. The Company may also be subject to penalties and interest, currently estimated to be approximately $235,000 as of November 30, 2006, of which $39,000 has been recorded as other expense in the quarter ended November 30, 2006. As of December 31, 2006 (the last vesting date set forth in the contracts which has occurred to the date of this report) to the extent the vesting dates are deemed to be valid and non-rescindable, the total liability for the Company's portion of the required withholding taxes is estimated to be $100,000 and the total accrued liability associated with the employees' combined portion of the required withholding is estimated to be $2,416,000. The Company does not presently believe any further penalties will accrue, although interest will continue to accrue until the amounts due are paid.

The employees have informed the Company that they intend to satisfy their contractual obligations to provide funds for the required payroll tax payments. The Company has recorded corresponding accounts receivable of $1,863,000 as of November 30, 2006 for the employees’ obligations. The corresponding payable as of the date of this filing is $2,054,000.

The shares of stock subject to all of these awards other than the consultant grants to Mr. Saltman and Ms. Bostater have been registered for the first time with the registration statement which was declared effective on October 27, 2006. At this time, the Company cannot predict when shares may be sold by the employees as a means of generating funds to satisfy the withholding obligations. Market conditions may also limit the number of shares that may be sold and the proceeds to the employees from such sales. The Company may be obligated to pay such tax liabilities before the employees have been able to sell their shares, and the sales prices the employees receive may be less than the tax liability.

To the extent that these employees are unable to satisfy their obligations to provide funds for the required payroll tax payments through sales of the underlying securities, the Company will be required to use its cash to satisfy these obligations, which could require the Company to raise additional funds or curtail operations.

The Company's obligation to withhold for and pay federal and state employment and income taxes associated with these restricted shares granted to employees is ongoing with each new vesting or issuance date, and the level of tax obligation would be significant if any of the vesting or issuance schedules were to accelerate in accordance with the terms of the employment agreements. The Company could therefore incur significant additional liabilities for which the Company may not have sufficient cash to satisfy, requiring it to raise additional funds or curtail or cease operations. In light of this future exposure, the Company's Compensation Committee has structured an arrangement that provides executives who have restricted stock to eliminate any further vestings in calendar 2007 and defer these vestings until calendar 2008.

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

Management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. As the number of variables and assumptions affecting the probable future resolution of the uncertainties increase, these judgments become even more subjective and complex. The Company has identified the following accounting policies, described below, as the most important to an understanding of the Company's current financial condition and results of operations.

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). The Company generates revenue from the sale of photovoltaic roofing tiles, photovoltaic roofing membranes, balance of system products, and management system products to dealers and other parties. The Company does not perform any installations. SAB 104 requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectibility is reasonably assured. Amounts billed or received from customers in advance of performance are recorded as deferred revenue.

Inventory

Inventories are valued at lower of cost (first in, first out) or market. Management provides a reserve, as necessary, to reduce inventory to its net realizable value. Certain factors could impact the realizable value of inventor so management continually evaluates the recoverability based on assumptions about customer demand and market conditions. The evaluation may take into consideration expected demand, new product development, the effect new products might have on the sale of existing products, product obsolescence and other factors. The reserve or write down is equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves or write downs may be required. If actual market conditions are more favorable, reserves or write-downs may be reversed.

Goodwill and Intangible Assets

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Per Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No.142”), goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead must be tested for impairment annually or more frequently if circumstances indicate that indicators of impairment may be present. Management assesses goodwill for impairment at the reporting until level on an annual basis at fiscal year end or more frequently under certain circumstances. Such circumstances include (i) significant adverse change in legal factors or in the business climate, (ii) an adverse action or assessment by a regulator, (iii) unanticipated competition, (iv) a loss of key personnel, (v) a more-likely-than-not expectation that a reporting unit or a significant portion of that unit will be sold or otherwise disposed of, and (vi) recognition of an impairment loss in a subsidiary that is a component of a reporting unit. Management must make assumptions regarding estimating the fair value of the company reporting unit. If these estimates or related assumptions change in the future, the Company may be required to record an impairment charge.

Evaluation of Long-lived Assets

The Company’s policy is to assess potential impairments to its long-lived assets when there is evidence that events or changes in circumstances have made recovery of the assets carrying value unlikely and the carrying amount on the the asset exceeds the estimated undiscounted future cash flows. If such evaluation were to indicate a material impairment of these long -lived assets, such impairment would be recognized by a write down of the applicable asset to its estimated fair value under SFAS No. 144 Accounting for the Impairment of Disposal of Long-Lived Assets.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and the tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Beneficial Conversion and Warrant Valuation

In accordance wit h EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Rations and EITF No. 00-27, Application of Issue No.98-5to Certain Convertible Instruments, the Company records a beneficial conversion feature (“BCF”) related to the issuance of convertible debt instruments that have conversion features at fixed rates that are in the money when issued, and the fair value of warrants issued in connection with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to warrants, based on their relative fair value, and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion feature. The discounts recorded in connection with the BCF and warrant valuation are recognized as non-cash interest expense over the term of the convertible debt, using the effective interest method.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements, as defined in Item 303(c)(2) of Regulation S-B.

Risk factors

Investors should carefully consider the risks described below before deciding whether to invest in the Company's common stock. The risks described below are not the only ones the Company faces. Additional risks not presently known to the Company or that the Company currently believes are immaterial may also impair business operations and financial results. If any of the following risks actually occurs, the Company's business, financial condition or results of operations could be adversely affected. In such case, the trading price of the Company's common stock could decline and you could lose all or part of your investment. The Company's filings with the Securities and Exchange Commission also contain forward-looking statements that involve risks and uncertainties. The actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks the Company faces as described below.

In addition to the risk factors contained in our latest annual report on Form 10-KSB and quarterly report on Form 10-QSB, the following risk factor pertains to us.

New home construction in the U.S. is currently slowing, and doing so fairly dramatically in several areas where the Company's products are offered. This building slow-down could negatively impact the Company's sales.

California represents over 70% of all PV installations in North America, and new home construction in California has slowed significantly. Arizona, Nevada, New Mexico and Florida also are significant potential markets for the Company's PV products, and they are also experiencing down turns in new home construction. If interest rates rise and the residential construction industry builds unsold inventory, the housing market is likely to slow. This could effect solar installations, particularly for the Company's building integrated PV roofing tiles.

As demand for clean energy continues to grow, photovoltaic systems are subject to a shortage of the silicon and delays in processing and distributing PV cells. Shortage and/or delay in The Company procuring solar cells could negatively and significantly impact both our overall sales and cash flow projections.

According to a recent solar-energy report from the nonprofit Energy Foundation, the U.S. solar industry could grow by more than $6 billion per year if the technology becomes cost-competitive with electricity from fossil-fuel sources. Technology improvements are expected to reduce some of the cost difference over the next five years and already the demand for solar-energy systems has resulted in an increase in demand for silicon-based product and a corresponding shortage of silicon. Any difficulty in obtaining silicon cells (or even delays in production from our current cell vendors) can have a material adverse effect in achieving revenue and cash flow projections.

We have a history of losses and anticipate future losses. Unless we raise additional capital to operate our business, we may not be able to continue as a going concern as our cash balances are sufficient to fund operations only through approximately the end of February, 2007.

We have incurred significant losses from operations since our inception. We are unsure if or when we will become profitable. We, to date, have been unable to meet forecasted manufacturing, revenue and margin projections and as a result have experienced significant negative cash flow for an extended period of time. Based on our current cash usage rates, and in light of continuing and an expected increase in operational debt, non-operational contractual obligations, and an obligation to pay federal and state employment and income taxes associated with restricted shares granted to several employees, we estimate that we currently have adequate cash to fund operations only through the end of February, 2007, after which time we may not have sufficient cash to satisfy all on-going and previously incurred liabilities and will have to immediately raise additional funds or curtail or cease operations.

Item 3.  CONTROLS AND PROCEDURES

The Company is required to maintain disclosure controls and procedures designed to ensure that material information related to the Company, including the Company's consolidated subsidiaries, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Under the supervision and with the participation of the Company's management team, including the principal executive officer and the principal financial officer, the Company conducted an evaluation of the Company's disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that disclosed controls and procedures were not effective as of November 30, 2006, due to the following deficiencies:

•	The absence of procedures to ensure the timely filing of current reports on Form 8-K;

•	insufficient personnel resources and technical accounting expertise within the accounting function to resolve non-routine or complex accounting matters;

•
ineffective controls over period end financial close and reporting processes and the preparation and review of the annual consolidated financial statements, resulting in numerous post-closing journal entries, audit adjustment and late filing of interim report on Form 10-QSB.

The Company identified the first deficiency described above in March 2006. The Company then, in March 2006, took the following remedial measure to address this deficiency: implementing more robust procedures to identify events requiring the filing of a Form 8-K and to ensure the timely filings of such forms, and the Company has also provided to management, and management has reviewed, practice materials identifying filing events. The Company has increased the level of involvement by the Company's outside securities counsel.

The last two deficiencies were identified in July 2006 as part of the Company's procedures for completing financial statements for the fiscal year ended May 31, 2006. The Company is in the process of implementing remedial steps for these further deficiencies, which include greater oversight of accounting and compliance functions. During the quarter ended November 30, 2006, the Company entered into a consulting arrangement with an attorney that is now acting as in-house legal counsel.

In November, 2006, the Company hired a VP of Finance to assist in the Company's disclosure controls and procedures, and is in the process of further testing new processes, procedures and protocols. As of the date of the filing of this report, management has not been able to complete comprehensive testing and review of recommended changes and thus has not been able to conclude that any of these deficiencies have been remediated as of the filing date of this report.

During the quarter ended November 30, 2006, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Not applicable.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 1, 2006, the Company appointed Robert A. Britts Chief Operating Officer and entered into an employment agreement with him. Pursuant to the terms of the employment agreement, the Company agreed to provide 150,000 shares of the Company's common stock to Mr. Britts, such shares to be issued, subject to his continued employment, quarterly commencing on April 1, 2006, with the last installment being issued on December 31, 2008. On September 30, 2006 the Company issued 12,500 of such shares to Mr. Britts. These stock grants were issued as restricted securities exempt from registration pursuant to Section 4(2) of the Securities Act, and an appropriate legend was placed on the stock certificates.

Pursuant to an employment agreement with a non-executive employee, the Company agreed to issue 75,000 shares of restricted stock, to be issued quarterly through March 31, 2009, subject to his continued employment. On each of September 30, 2006 and December 31, 2006 the Company issued 6,250 of such shares. These stock grants were issued as restricted securities exempt from registration pursuant to Section 4(2) of the Securities Act, and an appropriate legend was placed on the stock certificates.

On September 5, 2006, December 22, 2006, January 12, 2007 and January 24, 2007 an aggregate of 3,458,463 shares of the Company's common stock were issued to Cornell Capital Partners, LP, upon its conversions of $1,400,000 principal amount of the 5% debentures it held. These securities the were issued as restricted securities exempt from registration under Regulation D of the Securities Act, and an appropriate legend was placed on the stock certificates.

On September 25, 2006 Coach Capital LLC, Eversource Group Limited and Nadelson Internacional S.A. converted their entire principal amounts of the debentures that the Company issued to them at $0.5833 per share, and the Company correspondingly issued 2,571,576 shares of common stock to Coach Capital LLC, 2,571,576 shares of common stock to Eversource Group Limited and 1,285,788 shares of the Company's common stock to Nadelson Internacional S.A. These securities were issued as restricted securities exempt from registration under Regulation D of the Securities Act, and an appropriate legend was placed on the stock certificates, the warrants and the debentures.

On September 29, 2006, the Company issued 20,000 shares of common stock to IBIS International in exchange for their participation and sponsorship of the Company’s Chief Executive Officer’s meetings with various European financial institutions. These securities were issued as restricted securities exempt from registration pursuant to Section 4(2) of the Securities Act, and an appropriate legend was placed on the stock certificates.

On December 22, 2006, in connection with the Company’s acquisition of WaterEye Corporation, the Company issued to the shareholders of WaterEye Corporation 6,911,711 shares of common stock as consideration for the acquisition, 345,586 of which shares were placed in escrow to satisfy any indemnification rights the Company may have against WaterEye. These securities were issued as restricted securities exempt from registration under Regulation D of the Securities Act, and an appropriate legend was placed on the stock certificates, the warrants and the debentures.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) Not applicable.
(b) Not applicable.
(c) Not applicable.
(d) Not applicable.

Item 5. OTHER INFORMATION

Not applicable.

Item 6. Exhibits

See Exhibit Index immediately following signatures.

OPEN ENERGY CORPORATION
FORM 10-Q
NOVEMBER 30, 2006
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

Date: February 1, 2007

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

10.1†	Open Energy Corporation 2006 Equity Incentive Plan, incorporated by reference from Exhibit 10.1 to the Form 8-K filed November 8, 2006.

10.1.1†	Form of Stock Option Agreement under the Open Energy Corporation 2006 Equity Incentive Plan, incorporated by reference from Exhibit 10.2 to the Form 8-K filed November 8, 2006.

10.1.2†	Form of Stock Award Agreement for Restricted Stock under the Open Energy Corporation 2006 Equity Incentive Plan, incorporated by reference from Exhibit 10.3 to the Form 8-K filed November 8, 2006.

10.1.3†	Form of Stock Award Agreement for Stock Units under the Open Energy Corporation 2006 Equity Incentive Plan, incorporated by reference from Exhibit 10.4 to the Form 8-K filed November 8, 2006.

10.2†	Amendment No. 1 to CBC Consulting Agreement, dated December 14, 2006, incorporated by reference from Exhibit 10.1 to the Form 8-K filed December 19, 2006.

10.3
Agreement and Plan of Merger dated as of December 21, 2006, by and among Open Energy, incorporated by reference from Exhibit 2.1 to the Form 8-K filed December 19, 2006. Corporation, Open Energy/WE Acquisition Corporation, WaterEye Corporation, and certain other parties thereto.

10.4*†	Employment Agreement dated as of December 22, 2006, by and between Open Energy Corporation and Thomas D. Wolfe. Filed herewith.

10.5
Indenture Agreement (Lease) and Amendment No. 1 to Lease with Acton Management Co. Limited dated November 22, 2006, incorporated by reference from Exhibits 10.1 and 10.2, respectively, to the Form 8-K filed November 29, 2006.

10.6*†	Amendment No. 1 to Executive Employment dated January 30, 2007 by and between Open Energy and David Saltman, filed herewith.

10.7*†	Amendment No. 2 to Executive Employment dated January 30, 2007 by and between Open Energy and Cheryl Bostater, filed herewith

31.1*	Certification of Principal Executive Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith
† Indicates a management contract or compensatory plan