Form 10QSB
period 2007-02-28
OPEN ENERGY CORP
filed 2007-04-23
CIK 1176193

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from            to

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

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

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

(Check one): Yes ☐   No ☒

At April 16, 2007, 92,651,519 shares of the registrant’s common stock (par value, $0.001 per share) were outstanding.

Transitional Small Business Disclosure Format (Check one):   Yes ☐   No ☒

* Excludes filings on Form 8-K as provided in Rule 144(c)(i) under the Securities Act of 1933, as amended.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

OPEN ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS - unaudited

(In thousands, except share data)

	February 28, 2007	May 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$435	$2,758
Accounts receivable	278	297
Due from related parties	2,016	1,139
Inventories	3,558	2,932
Notes receivable	—	650
Prepaid expenses and other current assets	313	537
Total current assets	6,600	8,313

Fixed assets, net	1,100	581
Deferred financing costs, net	106	144
Intangible assets, net	8,842	9,665
Goodwill	14,718	11,943
Total assets	$31,366	$30,646

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,968	$1,155
Notes payable, current maturities	311	320
Advances from related parties	312	314
Other accrued liabilities	3,507	2,232
Deferred revenue	947	142
Total current liabilities	7,045	4,163

Notes payable, net of current maturities	24	60
Convertible debentures, net	6,517	3,823
Deferred tax liability	3,009	4,836
Total liabilities	16,595	12,882

Commitments and Contingencies (Note 15)

Shareholders’ Equity
Common stock, $0.001 par value; 1,125,000,000 shares authorized; 91,981,278 and 69,131,663 shares issued and outstanding at February 28, 2007 and May 31, 2006, respectively	92	69
Additional paid-in capital	48,610	45,568
Unearned compensation	—	(14,979)
Accumulated deficit	(33,938)	(12,901)
Other comprehensive loss	7	7
Total shareholders’ equity	14,771	17,764

Total liabilities and shareholders’ equity	$31,366	$30,646

The accompanying notes are an integral part of these statements.

OPEN ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS - unaudited
(In thousands, except per share data)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2007	2006	2007	2006

Revenues, net	$1,779	$—	$3,839	$—
Cost of sales	2,127	—	4,494	—
Gross profit (loss)	(348)	—	(655)	—

Operating Expenses	—
Selling, general and administrative	4,436	4,421	12,409	4,821
Research and development	264	243	689	393
Impairment of technology agreement and note receivable	—	—	2,376	—
Total operating expenses	4,700	4,664	15,474	5,214

Loss from operations	(5,048)	(4,664)	(16,129)	(5,214)

Other Income (expense)
Interest and other income	4	6	68	6
Interest expense	(1,727)	(181)	(6,567)	(181)
Other expense	(69)	(188)	(178)	(188)
Loss on foreign exchange	3	—	(135)	—
Total other income (expense)	(1,789)	(363)	(6,812)	(363)

Loss from continuing operations before income taxes	(6,837)	(5,027)	(22,941)	(5,577)
Income tax benefit	599	—	1,902	—
Loss from continuing operations	(6,238)	(5,027)	(21,039)	(5,577)

Loss from discontinued operations	—	151	—	(849)

Net loss	$(6,238)	$(4,876)	$(21,039)	$(6,426)

Net loss per share - basic and diluted

Continuing operations	$(0.08)	$(0.09)	$(0.29)	$(0.11)
Discontinued operations	—	0.00	—	(0.02)
Net loss	$(0.08)	$(0.08)	$(0.29)	$(0.12)

Weighted average shares outstanding - basic and diluted	82,728,025	57,703,285	71,396,278	52,297,548

The accompanying notes are an integral part of these statements

OPEN ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW - unaudited

(In thousands)

	Nine Months Ended February 28,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(21,039)	$(5,577)
Net loss from discontinued operations	—	(849)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,232	6
Interest from amortization of warrants and beneficial conversion feature, net of tax	5,785	121
Amortization of deferred financing costs	38	—
Amortization of original issue discount	256	—
Stock issued in legal settlement	70	—
Stock based compensation	5,404	3,564
Loan fee	—	132
Impairment of technology license	1,693	—
Reserve for note receivable and accrued interest receivable	683	—
Deferred taxes	(1,902)	—
Change in operating assets and liabilities, net of effects of acquisitions
Accounts receivable	47	—
Due from employees	(876)	(533)
Inventories	(625)	—
Other current assets	191	(78)
Accounts payable	826
Other accrued liabilities	1,252	1,197
Deferred revenue	806	—
Net cash used in continuing operations	(6,159)	(2,017)
Net cash provided by discontinued operations	—	720
Net cash used in operating activities	(6,159)	(1,297)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(576)	(55)
Additions to intangible assets	(83)	—
Acquisition, net of cash acquired	49	—
Deferred acquisition costs	—	(103)
Deposit and advances on acquisitions	—	(2,763)
Other investing activities of discontinued operations	—	(291)
Net cash used in investing activities	(610)	(3,212)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debt	5,000	3,584
Proceeds from private placements of common stock	—	2,437
Payments on notes payable	(152)	190
Payments on advances from related parties	(2)	—
Payment of debt issue costs	(400)	—
Other financing activities of discontinued operations	—	(482)
Net cash provided by financing activities	4,446	5,729

Effect of foreign currency translation	—	1
Net increase (decrease) in cash and cash equivalents	(2,323)	1,221

Cash and cash equivalents at beginning of period	2,758	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	435	1,221

SUPPLEMENTAL DISCLOSURES

Cash operating activities:
Interest paid	$11	$149
Income taxes paid	$—	$—

Non-cash investing and financing activities:
Stock issued in connection with acquisition	$2,911	$—
Liabilities assumed in connection with acquisition	$24	$—
Assets acquired in connection with acquisition	$2,873	$—
Warrants issued in connection with debt financing	$905	$—
Beneficial conversion feature associated with convertible debt	$118	$—
Stock issued upon conversion of debt	$6,850	$—
Stock and warrants issued for technology license	$1,787	$—
Acquisition of fixed assets pursuant to notes payable agreement	$91	$—
Acquisition of fixed assets pursuant to capital lease	$16	$—

 The accompanying notes are an integral part of these statements

NOTES TO FINANCIAL STATEMENTS

Note 1 - Description of Business

Open Energy Corporation, a Nevada corporation (the “Company”), focuses on the development and commercialization of solar energy products and technologies for a wide range of applications including power production and water desalination.  With the acquisition of WaterEye Corporation in December 2006 (see Note 9), the Company intends to also develop and commercialize utility monitoring products.

The Company was incorporated on April 11, 2002, and was originally involved in oil and natural gas development with interests in property, wells, pipelines and a small gas refinery in Alberta, Canada. In September 2005, the Company decided to sell its oil and gas holdings in order to focus entirely upon renewable energy. The oil and gas divestiture was completed during the quarter ended February 28, 2006, and the Company has begun sales of a portfolio of renewable energy products and technologies, based on its acquisitions of Connect Renewable Energy, Inc. (“CRE”) and Solar Roofing Systems, Inc. (“SRS”), which were completed in March 2006 and April 2006, respectively.

Trades of shares of the Company’s common stock are reported on the OTC Bulletin Board under the symbol “OEGY.OB” (formerly BBSE.OB). On April 19, 2006, the Company effected a corporate name change from Barnabus Energy, Inc. to Open Energy Corporation. (On May 4, 2005, the Company effected a corporate name change from Barnabus Enterprises, Ltd. to Barnabus Energy, Inc.)

Note 2 - Basis of Presentation

Interim Financial Statements

The consolidated balance sheet as of February 28, 2007, the consolidated statements of operations for the three and nine month periods ended February 28, 2007 and 2006 and the consolidated statements of cash flows for the nine month periods ended February 28, 2007 and 2006 are unaudited. These financial statements reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to state fairly the financial position, results of operations and cash flows for the interim periods presented. The balance sheet as of May 31, 2006 was derived from the Company’s audited financial statements. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for the year ending May 31, 2007. These financial statements and the notes thereto should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended May 31, 2006, filed with the Securities and Exchange Commission (the “SEC”).

Liquidity and Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $21.0 million during the nine months ended February 28, 2007, and has incurred losses since inception totaling $33.9 million through February 28, 2007.

The ability of the Company to continue as a going concern is dependent on obtaining additional financing to support its production and working capital requirements. Management is pursuing a number of possible debt and equity financing opportunities in an effort to address these requirements. On March 30, 2007, the Company completed the sale of a $3.0 million secured convertible debenture. The Company continues to seek the sale of additional equity securities or debt financing which could result in additional dilution to the Company’s current shareholders. No assurance can be given that this additional financing will be available on terms satisfactory to the Company.

The financial statements included herein do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Comparative Financial Statements

Prior to the fourth quarter of the fiscal year ended May 31, 2006, the Company’s financial statements had been prepared and presented as those of a development stage enterprise. Cumulative disclosures required for development stage enterprises that were included in the previously filed February 28, 2006 financial statements have been omitted in the comparative financial statements presented herein.

In addition, as discussed in Note 14, activity related to the Company’s oil and gas business during the three and nine months ended February 28, 2006 presented herein has been reclassified to discontinued operations.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Note 3 - Accounting for Stock-Based Compensation

On June 1, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 123R, Share-Based Payment (“SFAS 123R”). Prior to June 1, 2006, the Company accounted for its share based payments under APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based compensation (“SFAS 123”). In accordance with APB 25, no compensation was required to be recognized for options granted that had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

The Company adopted SFAS 123R using the modified prospective transition method. Under that transition method, compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of May 31, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to May 31, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Compensation cost is recognized on a straight-line basis, net of estimated forfeitures, over the requisite service period of each award. The results of the prior periods have not been restated.

On December 1, 2006, the Company adopted the Open Energy Corporation 2006 Equity Incentive Plan (the “Plan”), which provides for the granting of stock and non-stock based compensation awards, including options, stock awards, stock appreciation rights, and cash awards to employees, officers, directors or consultants.  The aggregate maximum number of shares of the Company’s common stock that may be issued under the Plan is 8,500,000 shares.  During the quarter ended February 28, 2007, options to purchase 4,602,193 shares of common stock were granted to 24 employees, four directors and two consultants under the Plan, and options to purchase 1,800,000 shares of common stock were granted to a consultant outside of the Plan.  At February 28, 2007, 3,897,807 shares remained available for future grant under the Plan.  Shares vest generally over a period of eighteen months to three years and options expire ten years from the date of grant.  Options granted under the Plan have exercise prices ranging from $0.39 to $1.50.

Under the provisions of SFAS 123R, the fair value of options granted is estimated at the measurement date and is recognized as stock-based compensation expense ratably over the requisite service period of the award. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates. We develop our estimates based on historical data and market information, which can change significantly over time. A small change in the estimates used can have a relatively large change in the estimated valuation, and consequently, a material effect of the results of operations.

The risk-free interest rate used in the Black-Scholes valuation method is based on the implied yield currently available in U.S. Treasury securities with maturities equal to the expected lives of applicable options. We have not declared or paid any dividends and do not currently expect to do so in the future. The expected term of options represents the period that our stock-based awards are expected to be outstanding and was determined based on projected holding periods for the remaining unexercised shares. Consideration was given to the contractual terms of our stock-based awards, vesting schedules and expectations of future optionees’ behavior. Expected volatility is based on the annualized daily historical volatility plus implied volatility of our stock price, including consideration of the implied volatility and market prices of traded options for comparable entities within our industry.

The Company’s stock price volatility and option lives involve management’s best estimates, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option. SFAS No. 123R also requires that the Company recognize compensation expense for only the portion of options expected to vest. Based on very limited historical experience the Company has assumed no forfeitures in the determination of stock-based compensation expense under SFAS 123R.  If the actual number of forfeitures differs from our estimates, additional adjustments to compensation expense may be required in future periods.  The weighted-average fair value per share was calculated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

February 28, 2007
Dividend yield	0.0%
Expected volatility	70%
Risk-free interest rate	4.54%
Expected life	6 years

Stock-based compensation expense recognized under SFAS 123R for the three and the nine months ended February 28, 2007 related to stock options was $448,000 which consisted of stock-based compensation expense related to stock options granted under the Plan.

A summary of the changes in options outstanding during the nine months ended February 28, 2007 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value

Outstanding at May 31, 2006	—	$—	—	$—
Granted	6,402,193	0.54	9.75	—
Exercised	—	—	—	—
Forfeited	(225,692)	0.48	9.75	—
Outstanding at February 28, 2007	6,176,501	$0.54	9.75	$—

Exercisable at February 28, 2007	893,440	$0.59	9.75	$—

The weighted-average grant-date fair value of options granted during the nine months ended February 28, 2007 was $0.29 per share.  As of February 28, 2007, the total remaining unrecognized compensation cost related to unvested stock options amounted to $516,000 which is expected to be recognized over a weighted-average period of 2.5 years.

		Weighted
		Average
		Grant Date
Nonvested Options	Options	Fair Value

Nonvested at May 31, 2006	—	$—
Granted	6,402,193.29
Vested	(893,440)	.27
Forfeited	(225,693)	.31
Outstanding at February 28, 2007	5,283,060	$.33

In accordance with their employment agreements, certain officers and a non-executive employee were awarded restricted stock grants that vest over periods ranging from 2.75 to 3.0 years.  As of February 28, 2007, there was $10.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.6 years.  Stock-based compensation recognized during the nine months ended February 28, 2007 and 2006 related to vesting of the restricted stock was $4,815,000 and $2,783,000, respectively.

Stock based compensation recognized during the nine months ended February 28, 2007 and 2006 related to stock granted for services was $141,000 and $781,000, respectively.  See Note 13.

Note 4 - Recent Accounting Pronouncements

Modification of Convertible Debt Instruments

In November 2006, the EITF reached a final consensus in EITF Issue 06-6 “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments” (“EITF No. 06-6”).  EITF No. 06-6 addresses the modification of a convertible debt instrument that changes the fair value of an embedded conversion option and the subsequent recognition of interest expense for the associated debt instrument when the modification does not result in a debt extinguishment pursuant to EITF No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” The consensus should be applied to modifications or exchanges of debt instruments occurring in interim or annual periods beginning after November 29, 2006. The Company is currently evaluating the impact of this guidance on our consolidated financial position, results of operations or cash flows.

Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument

In November 2006, the FASB ratified EITF Issue No. 06-7, “Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities” (“EITF No. 06-7”). At the time of issuance, an embedded conversion option in a convertible debt instrument may be required to be bifurcated from the debt instrument and accounted for separately by the issuer as a derivative under SFAS No. 133, based on the application of EITF No. 00-19. Subsequent to the issuance of the convertible debt, facts may change and cause the embedded conversion option to no longer meet the conditions for separate accounting as a derivative instrument, such as when the bifurcated instrument meets the conditions of Issue 00-19 to be classified in shareholders’ equity. Under EITF No. 06-7, when an embedded conversion option previously accounted for as a derivative under SFAS No. 133 no longer meets the bifurcation criteria under that standard, an issuer shall disclose a description of the principal changes causing the embedded conversion option to no longer require bifurcation under SFAS No. 133 and the amount of the liability for the conversion option reclassified to shareholders’ equity. EITF No.  06-7 should be applied to all previously bifurcated conversion options in convertible debt instruments that no longer meet the bifurcation criteria in SFAS No. 133 in interim or annual periods beginning after December 15, 2006, regardless of whether the debt instrument was entered into prior or subsequent to the effective date of EITF No. 06-7. Earlier application of EITF No. 06-7 is permitted in periods for which financial statements have not yet been issued. The Company is currently evaluating the impact of this guidance on our consolidated financial position, results of operations or cash flows.

Registration Payment Arrangements

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2 “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”) which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.”    Adoption of FSP EITF 00-19-02 is required for fiscal years beginning after December 15, 2006. The Company is currently evaluating the expected effect of FSP EITF 00-19-02 on its consolidated financial statements and is currently not yet in a position to determine such effects.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS Statement No. 159.  The Company is currently evaluating the expected effect of SFAS No. 159 on its consolidated financial statements and is currently not yet in a position to determine such effects.

Note 5 - Due from Related Parties

Amounts due from related parties as of February 28, 2007 and May 31, 2006, of $2,016,000 and $1,139,000, respectively, consist of estimated balances owed by certain officers and other employees of the Company for estimated payroll taxes accrued by the Company as of the respective periods. See Note 10.

Note 6 - Inventories

Inventories consist of the following (in thousands):

	February 28, 2007	May 31, 2006
Raw materials	$2,508	$1,743
Work-in-process	590	879
Finished goods	460	310
Total	$3,558	$2,932

Inventories are shown net of reserves for slow moving and obsolete inventory of $0 and $44,000 as of February 28, 2007 and May 31, 2006, respectively.

Note 7 - Fixed Assets

Fixed assets consist of the following (in thousands):

	February 28, 2007	May 31, 2006
Computers and Networks	$303	$102
Furniture and Fixtures	87	22
Machinery and Equipment	492	185
Construction in Progress	347	257
Leasehold Improvements	58	38
Subtotal	1,287	604
Less: Accumulated Depreciation	(187)	(23)
Total	$1,100	$581

Equipment and improvements are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of equipment and improvements are provided over the estimated useful lives of the assets, or the related lease terms if shorter, by the straight-line method. Useful lives range as follows:

Computers and networks	3 years
Machinery and equipment	5-7 years
Furniture and fixtures	5-7 years
Leasehold improvements	Lesser of lease term or useful life of asset

For the nine months ended February 28, 2007 and 2006, depreciation expense of fixed assets was approximately $164,000 and $6,000, respectively.

Note 8 - Intangible Assets

Intangible assets consist of the following (in thousands):

	February 28, 2007	May 31, 2006
Amortized intangible assets:
Patented technologies	$8,070	$8,000
Customer relationships	800	800
Backlog	300	300
Subtotal	9,170	9,100
Less: accumulated amortization	(1,400)	(425)
Total amortized intangibles	$7,770	$8,675

Unamortized intangible assets:
Trademarks	$928	$928
Patents pending	144	62
Total unamortized intangibles	$1,072	$990

Total intangibles	$8,842	$9,665

No significant residual value is estimated for the patented technologies which have a remaining useful life of approximately eight years. Aggregate amortization expense for all intangible assets for the nine months ended February 28, 2007 and the fiscal year ended May 31, 2006 totaled $975,000 and $425,000, respectively. The following table represents the total estimated amortization of intangible assets for the five succeeding years (in thousands):

Year ended May 31,
2007 (3 months)	$275
2008	1,110
2009	1,110
2010	1,110
2011 and thereafter	4,165

Note 9 – Acquisition

On December 22, 2006, the Company acquired WaterEye Corporation via a merger of WaterEye with and into the Company’s wholly-owned subsidiary, Open Energy/WE Acquisition Corporation, a Nevada Corporation. The acquisition has been recorded using the purchase method of accounting and the results of operations have been included in the Company’s consolidated results from the date of acquisition.  The Company allocated the purchase price of the acquisition to the tangible assets, liabilities, and intangible assets acquired, based on their estimated fair values in accordance with SFAS No. 141, Business Combinations.  The excess purchase price over those fair values is recorded as goodwill.

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

The Company issued 6,911,711 shares of common stock as consideration for the acquisition valued at $2,911,000.  Net of assets and liabilities acquired of $160,000 and $24,000, respectively, the Company recorded $2,775,000 of goodwill in connection with the acquisition.

Note 10 - Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	February 28, 2007	May 31, 2006
Payroll liabilities	$2,490	$1,342
Accrued interest	653	177
Accrued loan fees	—	200
Accrued research and development expense	118	118
Accrued litigation settlement	100	265
Accrued legal fees	112	112
Other	34	18
Total	$3,507	$2,232

Included in payroll liabilities at February 28, 2007 and May 31, 2006 are liabilities that represent estimated payroll taxes, withholding and penalties related to stock-based compensation resulting from issuances of restricted common stock to certain officers of the Company. As of February 28, 2007 and May 31, 2006, the estimated payroll tax liability was approximately $2,410,000 and $1,311,000, respectively. As discussed in Note 5, the Company has recorded related amounts due from officers at February 28, 2007 and May 31, 2006 of $2,016,000 and $1,139,000, respectively.

Note 11 - Notes Payable

Notes payable consist of the following (in thousands):

	February 28, 2007	May 31, 2006

Notes payable	$335	$380

Less current maturities	311	320

Notes payable, net of current maturities	$24	$60

Notes payable bear interest at annual rates ranging from 8% to 18%, and mature at various dates through August 2008.

As of February 28, 2007, the Company is in default on a promissory note issued to finance the purchase of certain computer software.  The current balance of $77,000, including principal and accrued interest, is included in current maturities.  The Company intends to fulfill its obligations and fully pay principal and accrued interest following the receipt of funds from future debt or equity financing to be obtained.

Note 12- Convertible Debentures and Warrants

0% Subordinated Convertible Debentures and Related Warrants

In February and March 2006, the Company completed a private placement pursuant to which it issued five-year warrants and $5.25 million in principal amount of 0% subordinated convertible debentures due July 31, 2008 (“0% Debentures”) at par to Coach Capital LLC, Eversource Group Limited, Bank Sal. Oppenheim jr. & Cie. (Schweiz) AG and Nadelson Internacional S.A. The warrants are exercisable for 2,354,261 shares of the Company’s common stock. The warrant exercise price and 0% Debenture conversion price, which were initially set at $2.23 per share and $1.46, respectively, both became $0.2875 per share on December 22, 2006, and are subject to further adjustment upon the occurrence of certain specified events including, but not limited to, issuance of securities at a deemed price below the current exercise price, stock dividends, stock splits, mergers or reorganizations, and the Company’s failure to meet certain revenue milestones.

As of March 30, 2006, the 0% Debentures and warrants were amended and restated to provide that the anti-dilution adjustments will occur only upon a future exercise or conversion of a convertible security, rather than upon the issuance of a convertible security, and will be calculated based upon the actual price used for the exercise or conversion.

In July 2006, the 0% Debentures and warrants were further amended to provide for a minimum conversion price and exercise price, respectively, of $0.05. The warrants were also amended to fix the aggregate number of warrant shares that are issuable to the number of shares of common stock for which the warrants were exercisable at the time the warrants were originally granted, or 2,354,261 shares.

On September 25, 2006, Coach Capital LLC, Eversource Group Limited and Nadelson Internacional S.A. converted an aggregate of $3,750,000 principal amount of 0% Debentures, representing the entire principal amount of 0% Debentures that were issued to them at $0.5833 per share, and the Company correspondingly issued 2,571,576 shares of its common stock to Coach Capital LLC, 2,571,576 shares of common stock to Eversource Group Limited and 1,285,788 shares of common stock to Nadelson Internacional S.A. As of January 15, 2007, the remaining 0% Debentures held by Bank Sal. Oppenheim jr. & Cie. (Schweiz) AG were convertible into 5,217,391 shares of the Company’s common stock, subject to certain restrictions, and subject to adjustment as described above.

On February 22, 2007,  Bank Sal. Oppenheim jr. & Cie. (Schweiz) AG converted the remaining $1,500,000 principal amount of 0% Debentures at $0.2875 per share and the Company correspondingly issued 5,217,391 shares of its common stock.

5% Secured Convertible Debentures and Related Warrants

In March 2006, the Company entered into a securities purchase agreement with Cornell Capital Partners, L.P. (“Cornell”), pursuant to which, as subsequently amended, the Company agreed to issue and sell to Cornell up to an aggregate of $15.0 million in principal amount of secured convertible debentures (“5% Debentures) and warrants to purchase up to an aggregate of 13,250,000 shares of the Company’s common stock. On March 31, 2006 Cornell purchased $10.0 million principal amount of the 5% Debentures and the Company issued to Cornell warrants to purchase up to an aggregate of 7,000,000 shares of common stock. At such time, Cornell agreed to purchase an additional $5.0 million principal amount of 5% Debentures and warrants to purchase up to 3,000,000 shares of common stock on the date the Company’s registration statement covering the shares issuable upon conversion of the 5% Debentures and exercise of the warrants was declared effective. Initially, the warrants were to have an exercise price of $1.50 and a term of five years. Each 5% Debenture matures three years from its date of issuance and bears interest at five percent (5%) per annum.

The conversion price of the 5% Debentures is the lower of (i) a fixed conversion price (initially $1.50) or (ii) 95% of the lowest volume weighted average price of the common stock during the 30 trading days immediately preceding the conversion date.  The 5% Debentures are secured pursuant to the terms of (1) a pledge and escrow agreement among the Company, Cornell and David Gonzalez, Esq., as escrow agent, and (2) security agreements among the Company, Cornell and two of the Company’s subsidiaries. In accordance with the pledge and escrow agreement, the Company deposited 44,117,647 newly issued shares of the Company’s common stock into escrow, and granted to Cornell a security interest in those shares to secure the Company’s obligations to Cornell under the 5% Debentures and related agreements.

Under the security agreements, the Company and its subsidiaries granted to Cornell a blanket security interest in the Company’s consolidated assets. The 5% Debentures are subordinate to certain transactions in the normal course of business in which the Company may participate.

The Company agreed to file with the SEC by May 15, 2006, which date the Company refers to as the filing date, a registration statement including the shares underlying the 5% Debentures and warrants, and to use its best efforts to have such registration statement declared effective by July 29, 2006, which date the Company refers to as the effectiveness date. If a registration statement was not filed by the filing date or declared effective by the effectiveness date, as applicable, the Company would become obligated to pay to Cornell, either in cash or in shares of common stock, liquidated damages equal to 1% of the liquidated value of the 5% Debentures outstanding for each 30 day period (pro-rated for partial periods) that the registration statement was not filed or declared effective, as applicable. The Company is obligated to keep the registration statement effective until all the shares have been sold or are eligible for sale without volume restrictions pursuant to Rule 144(k) promulgated under the Securities Act of 1933.

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

•                  Extend the deadline for having a registration statement declared effective until August 12, 2006; and

•                  Cap liquidated damages payable in respect of failure to have an effective registration statement at 15% of the liquidated value of the debentures outstanding.

In addition, on August 17, 2006, the Company and Cornell agreed to further amend the investment agreements described above, as follows:

•                  Provide for the purchase by Cornell of $1.5 million principal amount of the remaining 5% Debentures as of the date of the amendment, with the remaining $3.5 million to be purchased by Cornell upon the effectiveness of the registration statement;

•                  Waive any breaches of the investment agreements with Cornell related to the Company’s tax withholding liabilities as described in Note 10 to the financial statements;

•                  Further extend the deadline for having a registration statement declared effective until September 5, 2006; and

•                  Reduce the exercise price of the warrant to be issued in connection with Cornell’s purchase of the remaining $5.0 million principal amount of 5% Debentures to $0.80 from $1.50 per share and increase the total number of warrant shares underlying such warrant to 6,250,000 from 3,000,000. Such warrant was issued on the date of the amendment.

In addition, Cornell granted the Company a waiver of certain of the restrictive covenants contained in the investment agreements to permit the Company to take certain remedial actions relative to the Company’s tax withholding liabilities described in Note 10, including the following with respect to any officer or employee: repurchasing vested shares, canceling any unvested shares, granting substitute equity awards, or permitting such persons to sell, pledge or transfer their shares.

Effective as of September 15, 2006, Cornell agreed to further extend the deadline for having the registration statement declared effective until October 31, 2006, and waived the event of default set forth in each of the 5% Debentures, provided that the registration statement was declared effective on or before October 31, 2006.  On October 25, 2006, Cornell agreed to reduce the aggregate number of shares of common stock that the Company was required to register on Cornell’s behalf from 54,117,647 to 18,730,000 shares.

On August 30, 2006, the Company filed a registration statement on Form SB-2 covering, among others, the shares issuable upon conversion of the debentures and exercise of the warrants, which was declared effective on October 27, 2006 (the “SB-2 registration statement”).

Cornell has converted the following principal amounts of 5% Debentures, and the Company has correspondingly issued the following shares of common stock to Cornell, all of which were included in the SB-2 registration statement:

Conversion Date	Principal Amount	Shares of Common Stock
August 22, 2006	$200,000	342,877
September 5, 2006	800,000	1,371,507
December 22, 2006	200,000	695,652
January 12, 2007	200,000	695,652
January 24, 2007	200,000	695,652
	$1,600,000	3,801,340

Discounts recorded in connection with the value of warrants, beneficial conversion feature, and original issue discount recorded in connection with the 0% Debentures and 5% Debentures are being recognized as non-cash interest over the term of the debt using the effective interest method. Upon conversion prior to amortization of the total discount, recognition of expense is accelerated for any previously unamortized discount. For the three and nine month periods ended February 28, 2007, the Company recognized $1,537,000 and $6,079,000, respectively, of non cash interest expense in connection with the amortization of debt discount. The carrying value of the 5% Debentures will accrete to the face value over the life of the debentures, as the value of the discounts is expensed.

The carrying value of the debentures as of February 28, 2007 has been calculated as follows (in thousands):

5% Debentures
Face value of debentures	$13,400
Less: debt discount - beneficial conversion feature	(3,928)
Less: debt discount - warrants	(3,705)
Less: original issue discount	(1,200)
Plus: accreted interest expense (through February 28, 2007)	1,950
Debentures carrying value at February 28, 2007	$6,517

Note 13 – Equity

On December 1, 2006, the Company granted options to purchase an aggregate of 3,655,000 shares of common stock with an exercise price ranging from $0.48 to $1.50 per share to 23 employees, four directors and two consultants.

On December 14, 2006, the Company amended the Consulting Agreement, dated as of March 30, 2006, with Connect by Computer, LLC (“CBC”), an entity affiliated with Mr. Ron Gangemi, a director and the Chief Technology Officer of the Company.  In connection with such amendment, the Company reduced the aggregate number of shares that are issuable to CBC upon meeting certain revenue milestones set forth in the Consulting Agreement from 2,000,000 shares to 400,000 shares of common stock and granted CBC an option to purchase 1,800,000 shares of the Company’s common stock at an exercise price of $0.44 per share.  The option vests based on the achievement of certain product development, commercialization and intellectual property milestones prior to May 31, 2008.

On December 21, 2006, the Company entered into a Consulting Agreement with Expedite Ventures and, pursuant to the provisions of said agreement, the Company issued 338,983 shares of common stock to Expedite Ventures on January 9, 2007. On January 20, 2007, the agreement was amended to eliminate the common stock element of compensation and the shares previously issued to Expedite Ventures were cancelled.

On December 22, 2006, the Company acquired WaterEye Corporation, a Delaware corporation (“WaterEye”), via a merger of WaterEye with and into the Company’s wholly-owned subsidiary, Open Energy/WE Acquisition Corporation, a Nevada corporation. On such date, the Company issued to the shareholders of WaterEye 6,911,711 shares of common stock as consideration for the acquisition, of which 345,586 shares were placed in escrow to satisfy any indemnification claims the Company may have against WaterEye.  In addition, the Company granted options to purchase 947,193 shares of common stock with an exercise price of $0.39 per share to Thomas D. Wolfe, the founder of WaterEye and now Senior Vice President of Engineering and Development of the Company.

In December 2006, 100,000 shares of common stock previously issued in connection with the technology license agreement related to the SunCone TM  CSP technology were returned to the Company and cancelled.

On January 27, 2007, the Company entered into a Consulting Agreement with Timothy Dougherty, pursuant to which the Company issued 338,983 shares of common stock under the Company’s 2004 Consultant Stock Plan.

On February 22, 2007, Bank Sal. Oppenheim jr. & Cie. (Schweiz) AG converted the remaining $1,500,000 principal amount of 0% Debentures at $0.2875 per share.  The Company correspondingly issued 5,217,391 shares of its common stock.

During December 2006 and January 2007, Cornell converted an aggregate of $600,000 of 5% Debentures, and the Company has correspondingly issued a total of 2,086,956 shares of common stock to Cornell, all of which were included in the SB-2 registration statement.

Note 14 - Discontinued Operations

Based on the divestiture of the Company’s oil and gas business during the fiscal year ending May 31, 2006, the oil and gas component of the business was reported as discontinued operations in the Company’s audited financial statements for the years ended May 31, 2006 and 2005. Accordingly, amounts related to discontinued operations included in financial statements presented herein for the three and nine months ended February 28, 2006, have been reclassified to conform to the current presentation. During the three and nine months ended February 28, 2006, no revenues were reported, and the loss from discontinued operations resulted entirely from selling, general and administrative expenses incurred during those periods.

Note 15 - Commitments

The Company entered into a three year lease, effective October 1, 2006, for additional manufacturing space for the operation in Grass Valley, California. The lease is for approximately 7,962 square feet and has a base rental rate of approximately $9.00 per square foot. In addition, the Company entered into a new lease beginning December 1, 2006 for a 30,219 square feet facility in Aurora, Ontario, Canada. The lease terminates March 31, 2012 and has a base rental rate of $5.75 per square foot.  .

Note 16 - Subsequent Events

On March 29, 2007, Cornell converted $200,000 principal amount of 5% Debentures, and the Company correspondingly issued 670,241 shares of common stock to Cornell, all of which shares were included in the SB-2 registration statement.

On March 30, 2007, the Company completed the sale to Cornell of a $3.0 million principal amount secured convertible debenture (the ”10% Debenture”) and warrants to purchase up to an aggregate of 6,000,000 shares of common stock.  The warrants have an exercise price of $0.50 and a term of five years. The 10% Debenture matures one year from its date of issuance and bears interest at ten percent (10%) per annum.

Pursuant to the Solar Roofing Systems, Inc. Stock Purchase Agreement (“SRS Stock Purchase Agreement”), the Company, prior to March 31, 2007, was required to calculate and issue post-closing earnout shares to former SRS shareholders.  The Company has determined that 1,591,073 shares are issuable to the former SRS shareholders based on the provisions of the SRS Stock Purchase Agreement, but the Company has not yet issued said shares.  Further, in accordance with the SRS Stock Purchase Agreement, the Company is required to register the shares of Registrable Stock (as defined in the SRS Stock Purchase Agreement) prior to the first anniversary of the closing of said purchase and use its best efforts to have that registration statement declared effective by the SEC within the time prescribed in the SRS Stock Purchase Agreement, which has not been done.

The Company’s intention, following receipt of additional funding, is to issue and subsequently register additional shares of Open Energy common stock pursuant to a subsequent registration statement.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Some of the statements in this Quarterly Report on Form 10-QSB, including, but not limited to this Management’s Discussion and Analysis or Plan of Operation, contain forward-looking statements regarding the Company’s business, financial condition, and results of operations and prospects that are based on the Company’s current expectations, estimates and projections. In addition, other written or oral statements which constitute forward-looking statements may be made by the Company or on the Company’s behalf. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “would”  or variations of such words and similar expressions are intended to identify such forward-looking statements. You can also identify forward-looking statements by discussions of strategy, plans or intentions.  These statements are not guarantees of future performance, and are inherently subject to risks and uncertainties that are difficult to predict. As a result, actual outcomes and results may differ materially from the outcomes and results discussed in or anticipated by the forward-looking statements. All such statements are therefore qualified in their entirety by reference to the factors specifically addressed in the sections entitled “Risk Factors” in the Company’s Annual Report on Form 10-KSB and this Quarterly Report on Form 10-QSB. New risks can arise and it is not possible for management to predict all such risks, nor can management assess the impact of all such risks to the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-QSB. The Company undertakes no obligation to revise or update publicly any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report on Form 10-QSB, other than as required by law.

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

In March and April 2006, the Company acquired two privately-held companies engaged in the manufacturing and distribution of building-integrated photovoltaic roofing products. Solar Roofing Systems, Inc. (“SRS”) based in Ontario, Canada, produces a proprietary building integrated roofing material incorporating high-efficiency crystalline photovoltaic cells in a single-ply roofing membrane designed primarily for commercial and industrial buildings. Connect Renewable Energy, Inc. (“CRE”) based in Grass Valley, California, utilizes high efficiency cells in roofing tiles designed to match the colors and edge profiles of tiles traditionally used in residential housing construction. In addition, the Company’s Grass Valley operation is building out a production facility for solar architectural glass.

On December 22, 2006, the Company acquired WaterEye Corporation, a Delaware corporation (“WaterEye”), via a merger of WaterEye with and into the Company’s wholly-owned subsidiary, Open Energy/WE Acquisition Corporation, a Nevada corporation. Prior to such merger, WaterEye was a privately held corporation engaged in the design and installation of hardware/software that monitors the quality, safety, security of water supply and wastewater treatment systems. The Company intends to adapt this monitoring technology for use with the Company’s solar products.

With the integration of CRE, WaterEye and SRS, the Company intends to focus on growing its operations and customer base, while monitoring profitability and cash flows. In addition, the Company intends to continue to search for and identify other acquisitions or technologies that enhance the Company’s business model, which may require additional debt or equity financing.

Limited Operating History

There is limited historical financial information about the Company upon which to base an evaluation of its future performance. The Company has generated limited revenues from operations and cannot guarantee that the Company will be successful. The Company is subject to risks inherent in a fast growing company, including limited capital resources, possible delays in product development and manufacturing, and possible cost overruns due to price and cost increases. No assurance can be given that future financing will be available to the Company on acceptable terms. Additional equity financing would result in dilution to existing shareholders.

Results of Operations - Three and Nine Months Ended February 28, 2007

The following table sets forth the Company’s consolidated statement of operations data for the three and nine month period ended February 28, 2007. The Company’s entire operations for fiscal 2006 are being treated as discontinued operations and thus a prior period comparison is not meaningful.

Summary Statement of Operations (in thousands):

	Three Months Ended February 28,	Nine Months Ended February 28,
	2007	2007

Revenues, net	$1,779	$3,839
Gross profit (loss)	(348)	(655)
Selling, general and administrative	4,436	12,409
Research and development	264	689
Impairment of technology agreement and note receivable	—	2,376
Total operating expenses	4,700	15,474
Loss from operations	(5,048))	(16,129)
Total other income (expense)	(1,789)	(6,812)
Loss from continuing operations before income taxes	(6,837)	(22,941)
Income tax benefit	599	1,902
Net loss	$(6,238)	$(21,039)

Revenues

Revenues for the three months ended February 28, 2007 were $1,779,000, consisting of SolarSave® Tile and SolarSave® Membrane products and WaterEye water monitoring subscriptions. During the three months ended February 28, 2007, the Company continued to expand its production capacity and to work on fulfilling order backlog. The Company continues to prepare to manufacture glass architectural tiles relating to a $1,300,000 contract for the California Academy of Sciences Museum in Golden Gate Park, San Francisco, California, and expects to begin actual shipments of glass between June 1, 2007 and September 1, 2007.

For the nine month period ended February 28, 2007, revenues for SolarSave Tile and SolarSave Membrane products and WaterEye water monitoring subscriptions totaled $3,839,000.

Quarterly revenue for the three months ended November 30, 2006 and the three months ended February 28, 2007 remained essentially unchanged, $1,704,000 to $1,779,000.  However, the preliminary forecast for the fourth quarter of fiscal year 2007 reflects a significant downturn in overall revenue and the Company is currently projecting total sales for the fiscal year to fall short of previous revenue forecasts.

Cost of sales and gross margin

For the quarter ended February 28, 2007, cost of sales was $2,127,000, resulting in a negative margin of $348,000. For the nine month period ended February 28, 2007, cost of sales was $4,494,000 resulting in a negative margin of $655,000. Margins for each of the last two quarters ( periods ended November 30, 2006 and February 28, 2007) remain at a consistent level and continue to reflect the underutilization of manufacturing capacity and the resulting under absorption of labor and overhead expenses due to lower than anticipated sales volume.

The Company has restructured its sales and marketing departments as well as completed a product wide adjustment in its pricing strategy in an effort to increase sales.  An increase in sales would result in additional manufacturing demand.  Combined with efforts to reduce low volume manufacturing costs, the Company anticipates achieving positive margins early in the 2008 calendar year.

Selling, general and administrative

Selling, general and administrative expenses for the quarter ended February 28, 2007 were $4,436,000 and included $2,061,000 in stock-based compensation, $338,000 of depreciation and amortization expense and $582,000 of legal and professional fees associated primarily with SEC reporting and efforts to protect the Company’s intellectual property.  Selling, general and administrative expenses were 249% of gross revenue.  Net of non-cash compensation, selling general and administrative expenses were $2,038,000 for the quarter. The Company experienced a 20% increase in SG&A expenses between the second and third fiscal quarters. A significant portion of this increase is attributed to the requirement to account for the stock-based compensation expense related to the Company’s stock option plan.  Advertising and marketing expenses were $87,000 and were related to the branding of the Open Energy Corporation name, the marketing of the SolarSave Tiles and SolarSave Membranes.

For the nine month period ended February 28, 2007, selling, general and administrative expenses were $12,409,000 and included $5,300,000 in stock based compensation and $1,232,000 for depreciation and amortization expense.

Research and development

For the quarter ended February 28, 2007, research and development expenses were $262,000 and were related to the commercialization of SunConeTM CSP, the ongoing development of the SolarSave Tiles and SolarSave Membranes, and future product development. Further work on the SunCone CSP will be required to design a commercial system capable of interfacing with either flash distillation or membrane filtration equipment in order to produce potable water from salty or brackish sources. This next phase of development will require additional time, capital and other resources in order to complete.

In addition, the SolarSave solar roofing tiles and roofing membranes will require ongoing development in order to achieve and retain market share. In the case of the solar roofing tiles, the Company is developing various color systems and edge profiles.  The Company believes that the solar roofing membranes can be improved visually by imprinting colors and patterns on their top surfaces and improved technically by utilizing different materials, including new photovoltaic technologies as they become available. During production ramp-up, additional improvements may be made to the manufacturing processes, which could require additional research and development expenditures.  Additionally, research and development costs are expected to be incurred as the Company moves its SunCone and WaterEye products to commercialization.

During the quarter, the Company received Underwriter’s Laboratory (UL) approval to incorporate into its SolarSave PV Membranes certain material from Seaman Corporation (FiberTite), Duro-Last and IB Roof Systems.  SolarSave Membranes are now approved with a Class A fire rating for roofs from flat to 2:12 slope for all UL listed roofing applications for these membranes.

For the nine months ended February 28, 2007, research and development expenses were $687,000. Subject to available funding, the Company anticipates an increase in research and development expenses in the next six calendar months as it continues the development of its SunCone CSP technologies and as the Company enhances its tile, membrane, utility monitoring and glass products. While there can be no assurance, the Company anticipates that the further development and successful launch and commercialization of SunCone CSP technologies may significantly increase revenue and more than offset anticipated research and development expenses.

Other income (expense)

During the quarter ended February 28, 2007, other expenses were $1,789,000, of which $1,537,000 was non-cash interest expense related to the amortization of the discounts associated with the 0% Debentures and the 5% Debentures.

During the nine month period ended February 28, 2007, other expenses totaled $6,812,000, of which $6,079,000 was non-cash interest expense related to the amortization of the discounts associated with the 0% Debentures and the 5% Debentures.

Net loss

For the quarter ended February 28, 2007, the Company incurred a net loss of $6,238,000, of which $2,061,000 was stock-based compensation, $338,000 was depreciation and amortization expense and $1,537,000 was non-cash interest from amortization of the warrants, beneficial conversion feature and original issue discount associated with the 0% Debentures and 5% Debentures.

For the nine month period ended February 28, 2007, the Company incurred a net loss of $21,039,000, of which $5,300,000 was stock-based compensation, $1,222,000 was depreciation and amortization expense, $6,079,000 was non-cash interest from amortization of the warrants, beneficial conversion feature and original issue discount associated with the 0% Debentures and 5% Debentures and $1,694,000 was the write off of the SunCone CSP license agreement.

The continuing and increasing net operating loss is directly related to lower than anticipated sales volume, under utilization of manufacturing facilities and the resulting higher than forecasted cost of goods.  The Company believes that in the next six months, sales will increase due to the strategic incorporation of a total solar power solution to its overall sales and marketing strategy. The Company expects overall manufacturing and general overhead costs will decrease reflecting organizational and operational changes due to be incorporated in the fourth quarter of fiscal year 2007.   However, to date, the Company has been unable to sell its products in quantities sufficient to be operationally profitable and is unsure if or when it will become profitable.

Liquidity and Capital Resources

The Company has financed operations since inception primarily through private sales of securities. As of February 28, 2007, the Company had $435,000 in cash, negative working capital of $445,000 and inventory of $3,558,000.

For the nine month period ended February 28, 2007, the Company used $6,160,000 of cash in operations. Investment activities used $609,000 of cash and financing activities provided $4,446,000 of cash during the nine month period ended February 28, 2007.

Other than cash and cash equivalents, the Company has no unused sources of liquidity. The Company, on March 30, 2007, received net proceeds of $2,700,000 from the sale of a 10% Debenture.  However, the Company believes that it will continue to experience operating losses and accumulate deficits in the foreseeable future.  Accordingly, the Company continues to seek additional debt and equity financing to support expected ramp-up in production, continuing operations and product development.

In the past, the Company paid cash for inventory purchases and is in the process of negotiating credit terms with its vendors. The Company also paid cash for its equipment purchases. In the future, the Company, if possible, plans to finance its equipment purchases through various equity and debt facilities.

The Company’s current cash requirements are significant due to the need to continue to fund inventory purchases, operating and capital expenditures and research and development expenses for SunCone CSP and WaterEye commercialization. The Company expects to continue to use cash to fund operations for at least the next four calendar quarters as it endeavors to expand its manufacturing capacity and sales and marketing efforts.

The cost of photovoltaic cells, which is the primary cost of sales for solar roofing products, is volatile. The Company is uncertain of the extent to which this will affect its working capital in the near future.  The fluidity of the current cell supply from the Company’s current major cell suppliers could cause a disruption or a complete stoppage of the Company’s manufacturing operation putting even greater strain on its liquidity and cash flow needs.

The Company has incurred losses since its inception totaling $33,938,000 through February 28, 2007.  The Company has been unable to sell its products in quantities sufficient to be operationally profitable and is unsure if or when it will become profitable. To date, the Company has been unable to meet forecasted sales and margin projections and as a result has experienced significant negative cash flow for an extended period of time. Based on its current cash usage rate, and in light of an expected increase in operational expenses and non-operational contractual obligations, the Company estimates that it currently has adequate cash to fund operations only through the end of May 2007.  The ability of the Company to continue as a going concern is dependent on obtaining additional financing to support its production and working capital requirements. Management is pursuing a number of possible debt and equity financing opportunities in an effort to address these requirements.  However, the Company cannot currently predict the likelihood of being able to raise additional debt or equity financing in an amount, nature or on terms that would be acceptable to the Company and the Company currently does not have any commitments for future debt and/or equity financing.  If the Company is unable to obtain additional financing prior to the end of May 2007, the Company may not have sufficient cash to satisfy all on-going and previously incurred liabilities and will have to substantially curtail or cease operations.

Significant Capital Expenditures

The Company anticipates that it will make significant capital expenditures over the next 12 months for manufacturing equipment and leasehold improvements. The Company has signed a lease for a 30,219 square feet facility in Aurora, Ontario, Canada. The lease commences December 1, 2006 and terminates March 31, 2012, which creates additional space for manufacturing SolarSave Membrane as well as provides a secondary facility for tile and architectural glass products. The Company estimates leasehold improvements and manufacturing equipment expenditures of approximately $1.0 million over the next 12 months. The associated cash needs will depend upon the operational design of the manufacturing facility and the availability of lease financing for manufacturing equipment.

Debt Financings

0% Subordinated Convertible Debentures and Related Warrants

In February and March 2006, the Company completed a private placement pursuant to which it issued five-year warrants and $5.25 million in principal amount of 0% subordinated convertible debentures due July 31, 2008 (“0% Debentures) at par to Coach Capital LLC, Eversource Group Limited, Bank Sal. Oppenheim jr. & Cie. (Schweiz) AG and Nadelson Internacional S.A. The warrants are exercisable for 2,354,261 shares of the Company’s common stock. The warrant exercise price and 0% Debenture conversion price, which were initially set at $2.23 per share and $1.46, respectively, both became $0.2875 per share on December 22, 2006, and are subject to further adjustment upon the occurrence of certain specified events including, but not limited to, issuance of securities at a deemed price below the current exercise price, stock dividends, stock splits, mergers or reorganizations, and the Company’s failure to meet certain revenue milestones.

As of March 30, 2006, the 0% Debentures and warrants were amended and restated to provide that the anti-dilution adjustments will occur only upon a future exercise or conversion of a convertible security, rather than upon the issuance of a convertible security, and will be calculated based upon the actual price used for the exercise or conversion.

In July 2006, the 0% Debentures and warrants were further amended to provide for a minimum conversion price and exercise price, respectively, of $0.05. The warrants were also amended to fix the aggregate number of warrant shares that are issuable to the number of shares of common stock for which the warrants were exercisable at the time the warrants were originally granted, or 2,354,261 shares.

On September 25, 2006, Coach Capital LLC, Eversource Group Limited and Nadelson Internacional S.A. converted an aggregate of $3,750,000 principal amount of 0% Debentures, representing the entire principal amount of 0% Debentures that were issued to them at $0.5833 per share, and the Company correspondingly issued 2,571,576 shares of its common stock to Coach Capital LLC, 2,571,576 shares of common stock to Eversource Group Limited and 1,285,788 shares of common stock to Nadelson Internacional S.A. As of January 15, 2007, the remaining 0% Debentures held by Bank Sal. Oppenheim jr. & Cie. (Schweiz) AG were convertible into 5,217,391 shares of the Company’s common stock, subject to certain restrictions, and subject to adjustment as described above.

On February 22, 2007,  Bank Sal. Oppenheim jr. & Cie. (Schweiz) AG converted the remaining $1,500,000 principal amount of 0% Debentures at $0.2875 per share and the Company correspondingly issued 5,217,391 shares of its common stock.

5% Secured Convertible Debentures and Related Warrants

In March 2006, the Company entered into a securities purchase agreement with Cornell Capital Partners, L.P. (“Cornell”), pursuant to which, as subsequently amended, the Company agreed to issue and sell to Cornell up to an aggregate of $15.0 million in principal amount of secured convertible debentures (“5% Debentures”) and warrants to purchase up to an aggregate of 13,250,000 shares of the Company’s common stock. On March 31, 2006 Cornell purchased $10.0 million principal amount of the 5% Debentures and the Company issued to Cornell warrants to purchase up to an aggregate of 7,000,000 shares of common stock. At such time, Cornell agreed to purchase an additional $5.0 million principal amount of 5% Debentures and warrants to purchase up to 3,000,000 shares of common stock on the date the Company’s registration statement covering the shares issuable upon conversion of the 5% Debentures and exercise of the warrants was declared effective. Initially, the warrants were to have an exercise price of $1.50 and a term of five years. Each 5% Debenture matures three years from its date of issuance and bears interest at five percent (5%) per annum.

The conversion price of the 5% Debentures is the lower of (i) a fixed conversion price (initially $1.50) or (ii) 95% of the lowest volume weighted average price of the common stock during the 30 trading days immediately preceding the conversion date.  The 5% Debentures are secured pursuant to the terms of (1) a pledge and escrow agreement among the Company, Cornell and David Gonzalez, Esq., as escrow agent, and (2) security agreements among the Company, Cornell and two of the Company’s subsidiaries. In accordance with the pledge and escrow agreement, the Company deposited 44,117,647 newly issued shares of the Company’s common stock into escrow, and granted to Cornell a security interest in those shares to secure the Company’s obligations to Cornell under the 5% Debentures and related agreements.

Under the security agreements, the Company and its subsidiaries granted to Cornell a blanket security interest in the Company’s consolidated assets. The 5% Debentures are subordinate to certain transactions in the normal course of business in which the Company may participate.

The Company agreed to file with the Securities and Exchange Commission (the “SEC”) by May 15, 2006, which date the Company refers to as the filing date, a registration statement including the shares underlying the 5% Debentures and warrants, and to use its best efforts to have such registration statement declared effective by July 29, 2006, which date the Company refers to as the effectiveness date. If a registration statement were not filed by the filing date or declared effective by the effectiveness date, as applicable, the Company would become obligated to pay to Cornell, either in cash or in shares of common stock, liquidated damages equal to 1% of the liquidated value of the 5% Debentures outstanding for each 30 day period (pro-rated for partial periods) that the registration statement was not filed or declared effective, as applicable. The Company is obligated to keep the registration statement effective until all the shares have been sold or are eligible for sale without volume restrictions pursuant to Rule 144(k) promulgated under the Securities Act of 1933.

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

In addition, on August 17, 2006, the Company and Cornell agreed to further amend the investment agreements described above, as follows:

•                  Provide for the purchase by Cornell of $1.5 million principal amount of the remaining 5% Debentures as of the date of the amendment, with the remaining $3.5 million to be purchased by Cornell upon the effectiveness of the registration statement;

•                  Waive any breaches of the investment agreements with Cornell related to the Company’s tax withholding liabilities as described in Note 10 to the financial statements;

•                  Further extend the deadline for having a registration statement declared effective until September 5, 2006; and

•                  Reduce the exercise price of the warrant to be issued in connection with Cornell’s purchase of the remaining $5.0 million principal amount of 5% Debentures to $0.80 from $1.50 per share and increase the total number of warrant shares underlying such warrant to 6,250,000 from 3,000,000. Such warrant was issued on the date of the amendment.

In addition, Cornell granted the Company a waiver of certain of the restrictive covenants contained in the investment agreements to permit us to take certain remedial actions relative to the Company’s tax withholding liabilities described in Note 10 to the financial statements, including the following with respect to any officer or employee: repurchasing vested shares, canceling any unvested shares, granting substitute equity awards, or permitting such persons to sell, pledge or transfer their shares.

Effective as of September 15, 2006, Cornell agreed to further extend the deadline for having the registration statement declared effective until October 31, 2006, and the holders of the 5% Debentures waived the event of default set forth in each of the 5% Debentures, provided that the registration statement was declared effective on or before October 31, 2006.  On October 25, 2006, Cornell agreed to reduce the aggregate number of shares of common stock that the Company was required to register on Cornell’s behalf, from 54,117,647 to 18,730,000 shares.

On August 30, 2006, the Company filed a registration statement on Form SB-2 covering, among others, the shares issuable upon conversion of the debentures and exercise of the warrants, which was declared effective on October 27, 2006 (the “SB-2 registration statement”).

Cornell has converted the following principal amounts of 5% Debentures, and the Company has correspondingly issued the following shares of common stock to Cornell, all of which were included in the SB-2 registration statement:

Conversion Date	Principal Amount	Shares of Common Stock
August 22, 2006	$200,000	342,877
September 5, 2006	800,000	1,371,507
December 22, 2006	200,000	695,652
January 12, 2007	200,000	695,652
January 24, 2007	200,000	695,652
	$1,600,000	3,801,340

Payroll Withholding Taxes

During the fiscal year ended May 31, 2006 and the nine month period ended February 28, 2007, the Company did not withhold for or pay federal or state employment or income taxes associated with the vesting dates for restricted stock set forth in Mr. Saltman’s, Ms. Bostater’s or Mr. Britts’ employment agreements, or associated with the grants of shares to Mr. Saltman during his employment period for consulting and director services and Ms. Bostater during her employment period for consulting services. The Company also did not withhold or pay employment or income taxes for 56,250 shares of common stock issued to non-executive employees.

Total accrued liabilities at February 28, 2007 associated with the employees’ combined portion of required withholding, which is an obligation of the Company to the extent not satisfied by the employees, is $2,016,000. The Company may also be subject to penalties and interest, currently estimated to be approximately $294,000 as of February 28, 2007, of which $48,000 has been recorded as other expense in the quarter ended February 28, 2007. As of December 31, 2006 (the last vesting date set forth in the contracts which has occurred to the date of this report) to the extent the vesting dates are deemed to be valid and non-rescindable, the total liability for the Company’s portion of the required withholding taxes is estimated to be $100,000 and the total accrued liability associated with the employees’ combined portion of the required withholding is estimated to be $2,510,000. The Company continues to accrue interest until the amounts due are paid.

The employees have informed the Company that they intend to satisfy their contractual obligations to provide funds for the required payroll tax payments. The Company has recorded corresponding accounts receivable of $2,016,000 as of February 28, 2007 for the employees’ obligations. The corresponding payable as of the date of this filing is $2,016,000.  Calendar 2007 vestings for Mr. Saltman and Ms. Bostater have been deferred until calendar year 2008 pursuant to amendments to their employment contracts.

The shares of stock subject to all of these awards other than the consultant grants to Mr. Saltman and Ms. Bostater have been registered with the SB-2 registration statement. At this time, the Company cannot predict when shares may be sold by the employees as a means of generating funds to satisfy the withholding obligations. Market conditions may also limit the number of shares that may be sold and the proceeds to the employees from such sales. The Company may be obligated to pay such tax liabilities before the employees have been able to sell their shares, and the sales prices the employees receive may be less than the tax liability.

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

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”). The Company generates revenue from the sale of photovoltaic roofing tiles, photovoltaic roofing membranes, balance of system products, water monitoring equipment and subscriptions and management system products to dealers and other parties. The Company does not perform any installations of photovoltaic products. The Company does, however, install water monitoring systems and recognizes corresponding license/subscription revenue consistent with AICPA Statement of Position (SOP) 97-2, Software Revenue Recognition requirements.

SAB 104 requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectibility is reasonably assured. Amounts billed or received from customers in advance of performance are recorded as deferred revenue.

Inventory

Inventories are valued at lower of cost (first in, first out) or market. Management provides a reserve, as necessary, to reduce inventory to its net realizable value. Certain factors could impact the realizable value of inventory so management continually evaluates the recoverability based on assumptions about customer demand and market conditions. The evaluation may take into consideration expected demand, new product development; the effect new products might have on the sale of existing products, product obsolescence and other factors. The reserve or write down is equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves or write downs may be required. If actual market conditions are more favorable, reserves or write-downs may be reversed.

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

Evaluation of Long-lived Assets

The Company’s policy is to assess potential impairments to its long-lived assets when there is evidence that events or changes in circumstances have made recovery of the assets carrying value unlikely and the carrying amount on the asset exceeds the estimated undiscounted future cash flows. If such evaluation were to indicate a material impairment of these long -lived assets, such impairment would be recognized by a write down of the applicable asset to its estimated fair value under SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets.

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

Recent Developments

On February 13, 2007, the Company announced the appointment of Cheryl Bostater as Chief Operating Officer and the promotion of Jeffrey Stein to Chief Financial Officer.  On April 6, 2007, the Company and Mr. Stein agreed to amend his employment contract to reflect new compensatory arrangements.  There were no changes to the compensatory arrangements for Ms. Bostater.

Effective February 28, 2007, the Company terminated the employment agreement of Robert Britts, West Coast Chief Operations Officer, and he is no longer employed by the Company.

On March 29, 2007, Cornell converted $200,000 principal amount of 5% Debentures, and the Company correspondingly issued 670,241 shares of common stock to Cornell, all of which shares were included in the SB-2 registration statement.

On March 30, 2007, the Company completed the sale to Cornell of a $3.0 million principal amount secured convertible debenture (the ”10% Debenture”) and warrants to purchase up to an aggregate of 6,000,000 shares of common stock.  The warrants have an exercise price of $0.50 and a term of five years. The 10% Debenture matures in one year from its date of issuance and bears interest at ten percent (10%) per annum.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements, as defined in Item 303(c)(2) of Regulation S-B promulgated under the Securities Act of 1933.

Risk factors

Investors should carefully consider the risks described below and in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-KSB before deciding whether to invest in the Company’s common stock. The risks described below and in the Annual Report are not the only ones the Company faces. Additional risks not presently known to the Company or that the Company currently believes are immaterial may also impair business operations and financial results. If any of these risks actually occurs, the Company’s business, financial condition or results of operations could be adversely affected. In such case, the trading price of the Company’s common stock could decline and you could lose all or part of your investment. The Company’s filings with the SEC also contain forward-looking statements that involve risks and uncertainties. The actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks described below and in the Company’s Annual Report.

New home construction in the U.S. is slowing, and doing so dramatically in several areas where the Company’s products are offered, which could negatively impact the Company’s sales.

California represents over 70% of all PV installations in North America, and new home construction in California has slowed significantly. Arizona, Nevada, New Mexico and Florida also are significant potential markets for the Company’s PV products, and they are also experiencing down turns in new home construction. If interest rates rise and the residential construction industry builds unsold inventory, the housing market is likely to slow. This could effect solar installations, particularly for the Company’s building integrated PV roofing tiles, and as a result, cause a significant reduction in demand for the Company’s solar power products.

As demand for clean energy continues to grow, photovoltaic systems are subject to a shortage of the silicon and delays in processing and distributing PV cells. Shortage and/or delay in the Company procuring solar cells could negatively and significantly impact both its overall sales and cash flow projections.

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

The Company has a history of losses and anticipates future losses. Unless it raises additional capital to operate its  business, the Company may not be able to continue as a going concern as its cash balances are sufficient to fund operations only through approximately the end of May 2007.

The Company has incurred losses since its inception totaling $33,938,000 through February 28, 2007.  The Company has been unable to sell its products in quantities sufficient to be operationally profitable and is unsure if or when it will become profitable. To date, the Company has been unable to meet forecasted sales and margin projections and as a result has experienced significant negative cash flow for an extended period of time. Based on its current cash usage rate, and in light of an expected increase in operational expenses and non-operational contractual obligations, the Company estimates that it currently has adequate cash to fund operations only through the end of May 2007.  The ability of the Company to continue as a going concern is dependent on obtaining additional financing to support its production and working capital requirements. Management is pursuing a number of possible debt and equity financing opportunities in an effort to address these requirements.  However, the Company cannot currently predict the likelihood of being able to raise additional debt or equity financing in an amount, nature or on terms that would be acceptable to the Company and the Company currently does not have any commitments for future debt and/or equity financing.  If the Company is unable to obtain additional financing prior to the end of May 2007, the Company may not have sufficient cash to satisfy all on-going and previously incurred liabilities and will have to substantially curtail or cease operations.

Item 3.  CONTROLS AND PROCEDURES

The Company is required to maintain disclosure controls and procedures designed to ensure that material information related to the Company, including the Company’s consolidated subsidiaries, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.  In designing and evaluating such disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management is necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of the Company’s management team, including the principal executive officer and the principal financial officer, the Company conducted an evaluation of the Company’s disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that disclosure controls and procedures were not fully implemented as of February 28, 2007, due to the following deficiencies:

•                  The absence of documented processes and procedures to ensure the timely filing of Current Reports on Form 8-K;

•                  Ineffective controls over period end financial close and reporting processes and the preparation and review of the annual consolidated financial statements, resulting in numerous post-closing journal entries, audit adjustment and late filing of the Company’s Quarterly Report on Form 10-QSB.

The Company identified the first deficiency described above in March 2006. The Company then, in March 2006, took the following remedial measure to address this deficiency:  Management implemented more robust procedures to identify events requiring the filing of a Form 8-K and to ensure the timely filings of such forms.  The Company has also provided to management, and management has reviewed, practice materials identifying filing events. Lastly, the Company has increased the level of involvement by the Company’s outside securities counsel.

The last deficiency was identified in July 2006 as part of the Company’s procedures for completing its financial statements for the fiscal year ended May 31, 2006. The Company is currently in the process of implementing remedial measures to address this deficiency, which includes greater oversight of accounting and compliance functions.

As of the date of the filing of this report, management has not been able to complete comprehensive testing and review of recommended changes that were previously identified and articulated, and thus has not been able to conclude that these deficiencies have been fully remediated as of the filing date of this report.

During the quarter ended February 28, 2007, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Because of its inherent limitations, internal control over financing reporting cannot provide absolute assurance of achieving financial reporting objectives and may not prevent or detect all misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of the changes in conditions or that the degree of compliance with established policies or procedures may deteriorate.

 PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Not applicable.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to an employment agreement with a non-executive employee, the Company agreed to issue an aggregate of 75,000 shares of restricted common stock to such employee, to be issued in quarterly installments through March 31, 2009, subject to his continued employment. On December 31, 2006, the Company issued 6,250 of such shares as restricted securities exempt from registration pursuant to Section 4(2) of the Securities Act, and an appropriate legend was placed on the stock certificate.

On December 22, 2006, January 12, 2007 and January 24, 2007, an aggregate of 2,086,956 shares of the Company’s common stock were issued to Cornell Capital Partners, LP, upon conversion of $600,000 principal amount of the 5% Debentures held by Cornell.

These securities were issued as restricted securities exempt from registration under Regulation D of the Securities Act, and an appropriate legend was placed on the stock certificates.

On December 22, 2006, in connection with the Company’s acquisition of WaterEye Corporation, the Company issued to the shareholders of WaterEye Corporation 6,911,711 shares of common stock as consideration for the acquisition, of which 345,586 shares were placed in escrow to satisfy any indemnification rights the Company may have against WaterEye. These securities were issued as restricted securities exempt from registration under Regulation D of the Securities Act, and an appropriate legend was placed on the stock certificates.

On February 22, 2007, Bank Sal. Oppenheim jr. & Cie. (Schweiz) AG converted their remaining $1,500,000 principal amount of the Company’s 0% Convertible Debentures at $0.2875 per share.  The Company correspondingly issued 5,217,391 shares of its common stock, of which 3,244,222 shares have been registered pursuant the SB-2 registration statement, which was declared effective on October 27, 2006.  The remaining 1,973,169 shares were issued as restricted securities exempt from registration under Regulation D of the Securities Act, and an appropriate legend was placed on the stock certificate.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Item 5. OTHER INFORMATION

Appointment of Chief Operating Officer Cheryl Bostater

On February 13, 2007, the Company appointed Cheryl Bostater as Chief Operating Officer and Jeffrey Stein as Chief Financial Officer of the Company.  Prior to her appointment as Chief Operating Officer, Ms. Bostater served since November 2005 as the Company’s Chief Financial Officer.  Since September 2005, Ms. Bostater has also served as President of CUSTOMatrix, Inc.  From January 2000 to October 2005, Ms. Bostater worked at an accounting firm as a valuation expert.  From January 1994 to January 2000, Ms. Bostater worked as an investment banker for micro-cap public offerings, as an equity analyst for technology and telecommunications securities, and as a valuation expert.  From 1984 to 1994, she worked at Xerox, initially as a digital circuit designer, then later in technical support for sales.  She holds an Accredited Senior Appraiser (ASA) designation in Business Valuation from the American Society of Appraisers, and has been awarded a Chartered Financial Analyst (CFA) designation by the CFA Institute.  In 1985, Ms. Bostater earned a B.S. in Electrical Engineering from Cornell University and, in 1993, an M.B.A. in Finance from Loyola Marymount University.

No new compensatory arrangements were implemented in connection with Ms. Bostater’s appointment as Chief Operating Officer.  The Company previously entered into an employment agreement with Ms. Bostater, effective November 1, 2005, which has a three year term to October 31, 2008, and automatically extends for additional one-year terms unless either party gives notice of its election to terminate the agreement at least 60 days prior to the expiration of the then-current term. Pursuant to the terms of the employment agreement, the Company agreed to pay Ms. Bostater an annual base salary of $150,000 plus annual bonuses as determined by the board of directors, based upon the Company’s financial achievements. In addition, pursuant to the terms of Ms. Bostater’s employment agreement, as amended, and in partial consideration for the services of Ms. Bostater as Chief Financial Officer, she was granted a total of 1,407,805 shares of common stock on March 15, 2006.  Of those shares, 117,317 shares vested on each of March 15, 2006 and March 30, 2006, and 117,317 shares were scheduled to vest at the end of each calendar quarter thereafter through September 30, 2008. On January 30, 2007, the Company and Ms. Bostater further amended the agreement to provide that all shares that were scheduled to vest on March 31, 2007, June 30, 2007, September 30, 2007 and December 31, 2007, would instead vest ratably on March 31, 2008, June 30, 2008, and September 30, 2008.  All unvested shares will be forfeited if the Company terminates the employment agreement for cause or if Ms. Bostater terminates the employment agreement other than for good reason, as defined in the employment agreement. Upon Ms. Bostater’s death, disability, termination by the Company other than for cause, or termination by Ms. Bostater for good reason or upon a change of control, as provided in the employment agreement, all unvested shares will immediately vest. Ms. Bostater is responsible for making arrangements with respect to tax withholdings. Finally, Ms. Bostater is entitled to certain benefits, a $250 per month automobile allowance and reimbursement of qualified expenses, as set out in the employment agreement.

If the Company terminates the employment agreement as a result of Ms. Bostater’s death or disability or for cause, the Company is required to pay Ms. Bostater, or her legal representative, as applicable, cash in an amount equal to the accrued but unpaid salary. If

Ms. Bostater terminates the employment agreement for good reason, or if the Company terminates the employment agreement for any reason other than for cause, then the Company is required to pay Ms. Bostater a termination fee in cash in an amount equal to 150% of her unpaid salary and scheduled bonuses remaining through October 31, 2008, or the end of any subsequent renewal term which is no longer subject to the Company’s or Ms. Bostater’s right not to renew.

The employment agreement defines cause to be conviction of a felony involving a crime against the Company, or objectively measurable deficiencies in performance which are not corrected within 60 days following notice. The employment agreement defines good reason to include (a) any failure by the Company to comply with any provision of the agreement, other than an isolated, insubstantial and inadvertent failure that is not taken in bad faith and is remedied by the Company promptly after receipt of notice thereof from the Company’s President and Chief Executive Officer; (b) the assignment to Ms. Bostater of any duties or responsibilities inconsistent in any material respect with those customarily associated with the positions held by Mr. Bostater during the term, (c) the occurrence of a change of control or (d) the relocation of Ms. Bostater’s place of employment outside of San Diego County, California.

During the fiscal year ended May 31, 2006, and the nine month period ended February 28, 2007, the Company did not withhold for or pay federal or state employment or income taxes associated with the vesting dates for restricted stock set forth in Ms. Bostater’s employment agreement, or associated with the grant of 30,000 shares of the Company’s common stock to Ms. Bostater during her employment period for consulting services rendered prior to her appointment as Chief Financial Officer in lieu of cash compensation.

Total accrued liabilities at February 28, 2007 associated with Ms. Bostater’s portion of the required withholding, which is an obligation of the Company to the extent not satisfied by her, is $256,000.  The Company may also be subject to penalties and interest, currently estimated to be approximately $36,000 as of February 28, 2007, of which $6,000 has been recorded as other expense in the quarter ended February 28, 2007.  As of December 31, 2006 (the last vesting date set forth in Ms. Bostater’s employment agreement described above which has occurred to the date of this report), to the extent the vesting dates are deemed to be valid and non-rescindable, the liability for the Company’s portion of the required withholding taxes attributable to Ms. Bostater is estimated to be $15,000 and the total accrued liability associated with her portion of the required withholding is estimated to be $271,000. The Company continues to accrue interest at the rate of 0.5% per annum until the amounts due are paid, and Ms. Bostater has made no payments to date on the amount accrued for her portion.

Ms. Bostater has informed the Company that she intends to satisfy her contractual obligation to provide funds for the required payroll tax payments. The Company has recorded a corresponding accounts receivable of $256,000 as of February 28, 2007 for her obligation. The corresponding payable as of the date of this filing is $256,000.  The shares of stock subject to Ms. Bostater’s award of 1,407,805 shares have been registered with the SB-2 registration statement. At this time, the Company cannot predict when shares may be sold by Ms. Bostater as a means of generating funds to satisfy the withholding obligations. Market conditions may also limit the number of shares that may be sold and the proceeds to her from such sales. The Company may be obligated to pay such tax liabilities before Ms. Bostater has been able to sell her shares, and the aggregate sales price she receives may be less than the tax liability.

To the extent that Ms. Bostater is unable to satisfy her obligation to provide funds for the required payroll tax payments through sales of the underlying securities or otherwise, the Company will be required to satisfy the obligation. The Company currently does not have sufficient liquidity to satisfy the payroll tax obligation.

The Company’s obligation to withhold for and pay federal and state employment and income taxes associated with the restricted shares granted to Ms. Bostater is ongoing with each new vesting date, and the level of tax obligation would be significant if the vesting schedule were to accelerate in accordance with the terms of her employment agreement. The Company could therefore incur a significant additional liability for which the Company may not have sufficient cash to satisfy, requiring it to raise additional funds or curtail or cease operations.

Appointment of Chief Financial Officer Jeffrey Stein

Mr. Stein joined the Company in November 2006 as Financial Reporting Manager and served as Vice President of Finance from January 2007 until his promotion to Chief Financial Officer in February 2007.  Prior to joining the Company, Mr. Stein served from August 2004 to September 2005 as Executive Vice President of Finance of Priority Pharmacy.  From January 2003 to August 2004 he served as Director of Financial Planning and Budget for the San Diego County Regional Airport Authority and from June 1995 to October 2002 served as Chief Financial Officer of KC Venture Capital Inc.  He holds a Masters of Business Administration from the London School of Economics in International Finance.

In connection with Mr. Stein’s appointment as Chief Financial Officer, the Company entered into an amendment, dated April 6, 2007, to his existing employment agreement to increase his annual base salary to $150,000.  The Company also agreed to grant Mr. Stein an option to purchase 350,000 shares of the Company’s common stock at an exercise price of $ 0.31 pursuant to the terms and conditions of the Company’s 2006 Equity Incentive Plan.  The option vests quarterly over a three-year period and has a term of ten years. Pursuant to Mr. Stein’s previous November 1, 2006 at-will employment agreement, the Company agreed to pay Mr. Stein an annual base salary of $115,000 plus a bonus when and if declared by the board of directors in its sole discretion.  In addition, the Company agreed to recommend that the board grant Mr. Stein an option to purchase shares of the Company’s common stock, and an option to purchase 100,000 shares at an exercise price of $0.48 per share was granted to Mr. Stein on December 1, 2007.  The option vests quarterly over a three-year period and has a term of ten years.

Termination of a Material Definitive Agreement with Robert Britts

Effective February 28, 2007, the Company terminated the employment agreement of Robert Britts, West Coast Chief Operations Officer, and he is no longer employed by the Company.  The April 1, 2006 agreement had an original initial term of three years, provided for a base annual salary of $131,000, and the issuance of 150,000 shares of the Company’s common stock, which were to be issued in quarterly installments over a 36-month period, subject to continued employment.  Prior to his termination, an aggregate of 50,000 shares of common stock had vested and were issued to Mr. Britts, and due to his termination, the remaining 100,000 shares were unvested and will not be issued.

Amendment to a Material Definitive Agreement with David Saltman

On January 30, 2007, the Company and David Saltman, President, Chief Executive Officer and a director of the Company, entered into an amendment to his employment agreement, dated August 25, 2005, to amend the vesting terms of a stock grant issued to Mr. Saltman in connection with his employment agreement.  In connection with the original employment agreement, on August 25, 2005, the Company issued 8,235,662 shares of common stock to Mr. Saltman.  Such shares were scheduled to vest quarterly over a three-year period commencing December 31, 2005, with 686,305 shares scheduled to vest for the first 11 quarters and 686,307 shares scheduled to vest in the 12th and final quarter.  On January 30, 2007, the Company and Mr. Saltman amended the agreement to provide that all shares that were scheduled to vest on March 31, 2007, June 30, 2007, September 30, 2007 and December 31, 2007, would instead vest ratably on March 31, 2008, June 30, 2008, and September 30, 2008.

Other

The forgoing disclosure provided under Item 5, Other Information, is in lieu of disclosure under Items 1.01, 1.02 and 5.02 of Form 8-K.  Copies of (i) Amendment No. 2 dated January 30, 2007 to Ms. Bostater’s Employment Agreement, (ii) Mr. Stein’s Employment Agreement dated November 1, 2006, and Amendment No. 1 dated April 6, 2007, and (iii) Amendment No. 1 dated January 30, 2007 to Mr. Saltman’s Employment Agreement are attached hereto as exhibits and incorporated herein by reference, or incorporated by reference to prior filings as indicated on the Exhibit Index.  The summaries of these agreements set forth above do not purport to be complete and are qualified in their entirety by reference to these exhibits.

Material changes in procedures by which shareholders may recommend board nominees

The Company’s board of directors has a Corporate Governance Committee, whose function includes reviewing and recommending nominees for election as directors, assessing the performance of the board of directors, developing guidelines for the compensation of the board of directors, and reviewing and administering the Company’s corporate governance guidelines.  The members of the Corporate Governance Committee are Dalton Sprinkle (Chair) and Doug Ward.  As a result of Mr. Saltman’s individual contractual right to identify a majority of the candidates for the Company’s board of directors, as more fully discussed below, the Corporate Governance Committee could therefore recommend the remaining candidates, which would represent a minority of the directors.  The Company does not have a formal procedure for shareholders to submit the names of director candidates to be considered by the Corporate Governance Committee.

Pursuant to his employment agreement dated August 25, 2005, Mr. Saltman has the right to identify, in his sole discretion, a number of candidates for the Company’s board of directors that will at all times constitute a majority of such directors. The Company is required to use its best efforts to cause such candidates to be elected to the board of directors. These efforts include, but are not limited to, the requirement to include the candidates in the Company’s proxy materials, recommend the Company’s shareholders vote in favor of the candidates, and solicit proxies from the Company’s shareholders to vote in favor of the candidates.  If Mr. Saltman identifies a candidate to fill a seat between shareholder meetings as a result of an expansion of the board or a vacancy due to the death or resignation or inability or unwillingness of another candidate to serve on the Company’s board of directors or otherwise, then the Company must appoint such candidate to the board of directors.

Mr. Saltman’s contractual right to identify a majority of the board candidates could impact the ability of the Company’s shareholders to recommend nominees to the board of directors, as well as the board’s ability to designate director nominees.

Item 6. EXHIBITS

Exhibit Number	Exhibit

4.1

Agreement and Plan of Merger, dated December 21, 2006, by and among Open Energy Corporation, Open Energy/WE Acquisition Corporation, WaterEye Corporation, and certain other parties thereto (incorporated by reference to Form 8-K filed December 28, 2006).

10.1

Amendment No. 1 to CBC Consulting Agreement, dated December 14, 2006, by and between Open Energy Corporation and Connect By Computer, LLC (incorporated by reference to Form 8-K filed December 19, 2006).

10.2	Executive Employment Agreement, dated December 21, 2006, by and between Open Energy Corporation and Thomas D. Wolfe (incorporated by reference to Form 10-Q filed February 1, 2007).

10.3	Amendment No. 1 to Employment Agreement, dated January 30, 2007, by and between Open Energy Corporation and David Saltman (incorporated by reference to Form 10-Q filed February 1, 2007).

10.4	Amendment No. 2 to Employment Agreement, dated January 30, 2007, by and between Open Energy Corporation and Cheryl J. Bostater. (incorporated by reference to Form 10-Q filed February 1, 2007).

10.5	Employment Agreement, dated November 1, 2006, by and between Open Energy Corporation and Jeffrey Stein.

10.6	Amendment No. 1 to Employment Agreement, dated April 6, 2007, by and between Open Energy Corporation and Jeffrey Stein.

10.7	2004 Consultant Compensation Plan of Open Energy Corporation (formerly known as Barnabus Enterprises Ltd.) (incorporated by reference to Form S-8 filed September 23, 2004).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPEN ENERGY CORPORATION

By:	/s/ David Saltman
David Saltman
President, Chief Executive Officer and Director

Date: April 23, 2007

By:	/s/ Jeffrey Stein
Jeffrey Stein
Chief Financial Officer

Date: April 23, 2007

EXHIBIT INDEX

Exhibit Number	Exhibit

4.1

Agreement and Plan of Merger, dated December 21, 2006, by and among Open Energy Corporation, Open Energy/WE Acquisition Corporation, WaterEye Corporation, and certain other parties thereto (incorporated by reference to Form 8-K filed December 28, 2006).

10.1

Amendment No. 1 to CBC Consulting Agreement, dated December 14, 2006, by and between Open Energy Corporation and Connect By Computer, LLC (incorporated by reference to Form 8-K filed December 19, 2006).

10.2	Executive Employment Agreement, dated December 21, 2006, by and between Open Energy Corporation and Thomas D. Wolfe (incorporated by reference to Form 10-Q filed February 1, 2007).

10.3	Amendment No. 1 to Employment Agreement, dated January 30, 2007, by and between Open Energy Corporation and David Saltman (incorporated by reference to Form 10-Q filed February 1, 2007).

10.4	Amendment No. 2 to Employment Agreement, dated January 30, 2007, by and between Open Energy Corporation and Cheryl J. Bostater (incorporated by reference to Form 10-Q filed February 1, 2007).

10.5	Employment Agreement, dated November 1, 2006, by and between Open Energy Corporation and Jeffrey Stein.

10.6	Amendment No. 1 to Employment Agreement, dated April 6, 2007, by and between Open Energy Corporation and Jeffrey Stein.

10.7	2004 Consultant Compensation Plan of Open Energy Corporation (formerly known as Barnabus Enterprises Ltd.) (incorporated by reference to Form S-8 filed September 23, 2004).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.