Form 10KSB
period 2007-05-31
OPEN ENERGY CORP
filed 2007-09-13
CIK 1176193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended May 31, 2007

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 000-50450

OPEN ENERGY CORPORATION

(Name of small business issuer in its charter)

Nevada	98-0370750
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

514 Via de la Valle, Suite 200
Solana Beach, California	92075
(Address of principal executive offices)	(Zip Code)

(858) 794-8800

(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Exchange Act:

Name of each exchange on
Title of each class	which registered
None	None

Securities registered pursuant to Section 12 (g) of the Exchange Act:

Common Stock, par value $0.001 per share

(Title of class)

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No ☒

State issuer’s revenues for its most recent fiscal year: $4,292,000

The aggregate market value of the voting and non-voting common equity on May 31, 2007 held by non-affiliates* of the registrant (based on the average bid and asked price of such stock on such date) was approximately $47,955,000.   (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

At August 27, 2007, there were 121,878,623 shares outstanding of the issuer’s common stock, the only class of common equity.

Transitional Small Business Disclosure Format (Check one) Yes No ☒

*              Without acknowledging that any individual director of registrant is an affiliate, all directors have been included as affiliates with respect to shares owned by them.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information required by Part III of this Form 10-KSB are incorporated by reference from our definitive proxy statement to be delivered to stockholders in connection with our 2007 Annual Meeting of Stockholders

Transitional Small Business Disclosure Format (check one Yes  ☐   No ☒

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under the heading “Risk Factors” and elsewhere in, or incorporated by reference into, this report. Other risks and uncertainties include such factors, among others, as market acceptance and market demand for the Company’s (as defined below) technologies and services, pricing, the changing regulatory environment, the effect of the Company’s accounting policies, potential seasonality, industry trends, adequacy of the Company’s financial resources to execute its business plan, the Company’s ability to attract, retain and motivate key technical, marketing and management personnel, possible disruption in commercial activities occasioned by terrorist activity and armed conflict, and other risk factors detailed in the Company’s other SEC filings.

In some cases, you can identify forward looking statements by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “ believe, ” “ anticipate, ” “estimate,” “predict,” “potential,” or the negative of these terms, and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The forward-looking statements in this report are based upon management’s current expectations and belief, which management believes are reasonable. These statements represent our estimates and assumptions only as of the date of this Annual Report on Form 10-KSB, and we undertake no obligation to publicly release the result of any revisions to any forward-looking statement, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. You are cautioned not to place undue reliance on any forward-looking statements.

In this report, unless the context indicates otherwise, the terms “Company,” “we,” “us,” and “our” refer to Open Energy Corporation, a Nevada corporation, and its subsidiaries.

You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including:

•                  significant uncertainty inherent in the renewable energy industry;

•                  intense and increasing competition from other “clean” renewable energy companies and conventional fossil fuel based energy companies; new competitors are likely to emerge and new technologies may further increase competition;

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

You also should consider carefully the statements under “Risks Related to Our Business” and other sections of this Report, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements and could materially and adversely affect our business, operating results and financial condition. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements.

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

ITEM 1. DESCRIPTION OF BUSINESS

General

Company History

Open Energy Corporation is a renewable energy company focused on the development and commercialization of a portfolio of solar products and technologies capable of delivering competitive power and related commodities for a wide range of residential, commercial and industrial applications. Our mission is to harness the power of the sun to meet the growing resource demands of sustainable 21st century development.

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

In June of 2005, we made a strategic business decision to shift our focus. Motivated by the growth in wind, solar and other renewable energy technologies and believing that market forces and legislative incentives were in place to support the domestic solar industry, we decided to transform the Company into a renewable energy company.

In August of 2005, we signed an exclusive international license for SunConeTM CSP (concentrating solar power) technology. SunConeTM CSP was conceived by Dr. Melvin Prueitt, a physicist, inventor and former senior research scientist at the Los Alamos National Laboratory. SunCone CSP utilizes curved geometries and reflective surfaces to collect solar thermal energy, which can then be used to heat a working fluid. Potentially, this energy can drive a turbine to produce electricity, or purify water using multi-stage flash distillation or membrane filtration devises. The first prototype was designed and built by Hytec Engineering of Los Alamos, New Mexico, and initial testing of this prototype system was successful.

That same month, we signed an agreement to acquire a controlling interest in Toronto-based Solar Roofing Systems, Inc. (SRS), which has a patent pending on SolarSaveTM  photovoltaic (PV) roofing membrane. SRS founder Norman Dodd subsequently joined our Board of Directors. In November of 2005, we signed an agreement to acquire California-based Connect Renewable Energy, Inc. (CRE), which developed, patented, and is currently manufacturing PV integrated roofing tiles, and CRE founder Ron Gangemi joined the Board. Both companies produce light-weight, fire-rated, weather-resistant, building-integrated PV roofing materials. We also moved our corporate offices to Southern California, the most active solar marketplace in the U.S. On December 8, 2005, we sold our oil and gas holdings.

In March 2006, we completed the acquisition of CRE and in April 2006, we acquired the remaining interests in SRS. SRS and CRE provided our company with proprietary, next generation photoelectric products, and expanded our manufacturing, marketing, sales and service capabilities. In February and March 2006, we signed agreements to obtain approximately $20 million through a series of financings, and on April 21, 2006 we changed our name to Open Energy Corporation to better reflect our mission, vision and strategic objectives.

In December 2006, we acquired WaterEye, a Grass Valley, California based company with proprietary, web-enabled water monitoring software. Its founder, Tom Wolf, became our Senior VP of Engineering and Development. WaterEye provided ongoing revenues, water treatment expertise, and a technology platform for monitoring and displaying our PV installations.

In March 2007, we signed a master distribution agreement with privately held Eagle Roofing Products, one of the largest manufacturers of cement tiles in North America. This strategic alliance provides our company with access to major home developers and roofing contractors across the country. We intend to sell our residential tile products through this distribution pipeline, and utilize the building trades as our installation and service providers.

Realizing that the solar industry was quickly becoming commoditized and that we would never be competitive as a low-cost manufacturer, in May of 2007, we signed a memorandum of understanding with Suntech Power Holdings (NYSE: STP) to manufacture our tile and PV glass products in China. We believe this relationship has the potential to provide the production volume required to compete for a significant share of the U.S. residential and commercial solar electric marketplace.

We are currently evaluating alternatives to determine how to optimize capabilities at our SRS and CRE locations. Open Energy will concentrate on its core competencies as a leading edge designer of innovative products but will outsource the majority of its manufacturing in order to remain competitive. No decision or dates have yet been established to shutdown operations at any location; however, over time we do expect to eliminate the majority of our manufacturing operations.

While Open Energy is currently developing its next generation commercial product, the Company has temporarily suspended shipments of its current membrane product due to a product corrosion issue. As a result of the corrosion issue, we have recorded a valuation allowance totaling $2.5 million in SRS related to the finished goods product in inventory, as well as the cost of replacing product under warranty with our customers.

The company has performed annual impairment tests of the carrying value of goodwill and intangibles of its SRS and CRE acquisitions as required under SFAS NO. 142 and SFAS NO. 144, respectively. The tests determined that indications of impairment existed for certain purchased intangible assets and goodwill associated with its acquisition of SRS. Based on these assessments, the company recorded charges in SRS of $3.5 million and $2.7 million to write-down the value of intangible assets and goodwill, respectively. In addition, we have taken a goodwill write-off of $2.5 million for the acquisition of WaterEye. While it is our intention to modify the WaterEye software to provide real time monitoring for future installations of our Suncone™ CSP product that is in development, this product is not yet commercialized and we are not actively marketing the original WaterEye product for water treatment monitoring.

The Energy Industry

Continued Growth in Electricity Use Is Expected in All Sectors

According to the Energy Information Administration’s “Annual Energy Outlook 2007,” total electricity sales are expected to increase by 41 percent from 3,660 billion kilowatt hours in 2005 to 5,168 billion kilowatt hours in 2030. The largest increase is in the commercial sector, as service industries continue to drive growth. The data in this section is all derived from the Annual Energy Outlook 2007 report.

Electricity demand is projected to grow by 39 percent from 2005 to 2030 in the residential sector, by 63 percent in the commercial sector, and by 17 percent in the industrial sector. Growth in population and disposable income is expected to lead to increased demand for products, services, and floorspace, with a corresponding increase in demand for electricity for space heating and cooling and to power the appliances and equipment used by buildings and businesses. Population shifts to warmer regions will also increase the need for cooling. Higher energy prices are expected to encourage investment in energy-efficient equipment and on-site electricity generation.

Largest U.S. Capacity Additions Expected in the Southeast and the West

The United States is expected to require approximately 292 gigawatts of new generating capacity by 2030 to meet demand and to replace inefficient, older generating plants that are retired. The largest amounts of new capacity are expected in the Southeast and the West. In the Southeast, electricity demand represents a relatively large share of total U.S. electricity sales, and its need for new capacity is greater than in other regions.

Coal-fired capacity, which typically is expensive to build but has relatively low operating costs, is expected to account for about 54 percent of the total capacity additions from 2006 to 2030. Natural-gas-fired plants, which generally are the least expensive capacity to build but have comparatively high fuel costs, are expected to represent 36 percent of the projected additions. Renewable and nuclear plants, which have high investment costs and low operating costs, are expected to account for 6 percent and 4 percent of total additions, respectively. These assumptions are based on no dramatic changes in U.S. Government policies in regards to renewable energy.

Technology Advances, Tax Provisions Increase Renewable Generation

Despite technology improvements, rising fossil fuel costs, and public support for cleaner, greener alternatives, the contribution of renewable energy to U.S. electricity supply is expected to remain relatively small at 9.0 percent of total generation in 2030—about the same as their share in 2005. A dramatic change in national energy policy is needed to change this trend. Although conventional hydropower remains the largest source of renewable generation through 2030, environmental concerns and the scarcity of untapped large-scale sites limit its growth, and its share of total generation is expected to fall from 6.6 percent in 2005 to 5.3 percent in 2030. Electricity generation from non-hydroelectric alternative fuels is expected to increase, bolstered by technology advances and State and Federal supports. The share of non-hydropower renewable generation is expected to increase by 60 percent, from 2.3 percent of total generation in 2005 to 3.6 percent in 2030.

Solar Residential and Commercial Market- Distributed Generation

An underlying consideration concerning the delivery of electricity is the location of the generation source relative to the location of the end-use consumption. Over the past century, the economics of power plant construction supported larger and larger central station sites linked to transmission lines spanning great distances to reach the ultimate consumer. Thus, the Energy Information Administration report is geared more towards centralized power generation. The economic considerations of centralized power plants have been altered by the advent of smaller scale technologies that can provide electricity at competitive prices near the place of consumption. The combination of economic factors and of advances in generation technologies opens the market to an opportunity for “distributed generation” of electricity in combination with traditional grid resources. Open Energy’s PV products are directed at this renewable distributed generation environment.

The market for PV modules and cell shipments in the United States has undergone significant growth in the last several years, expanding from 48,664 peak kilowatts in 2003, to 78,346 in 2004, and to 134,465 in 2005, according to the U.S. Department of Energy. Today, solar represents an approximately $10 billion U.S. industry. Demand for residential and commercial solar systems is dependent upon:  government policies and incentive programs; technological developments (i.e. higher cell efficiencies, lower system costs.); investment in manufacturing capacity (particularly polysilicon plants); market development; and consumer behavior. Based on a market analysis conducted by Navigant Consulting, if the installed cost per watt drops to $4.25 to $5.30 per watt-DC, by 2010 the market in the United States alone would be 666 megawatts or $3.2 billion. Prices for large thin-film ground mount systems are being quoted at the high-end of this range today.

U.S. Energy Policy & Pending Legislation

Over the past decade, U.S., government regulators have strengthened air and water emissions control requirements. In addition, states have enacted Renewable Portfolio Standards that require a certain percentage of electricity produced be derived from renewable sources. In 2005, President Bush signed into law a major energy bill that includes federal tax credits, renewable portfolio standards and other programs designed to accelerate the adoption of renewable energy alternatives. All 50 States now have one or more renewable energy incentive programs, including net metering, renewable portfolio standards, tax credits, loans and grant programs. In December of 2005, the California Public Utility Commission created the largest solar energy bill in U.S. history, providing $3.2 billion in rebates over the next 11 years to support distributed generation solar systems. However, due to the significant increase expected in electricity demand in this country discussed above, these efforts are simply not enough.

Passage of the CLEAN (Creating Long-Term Energy Alternatives for the Nation) Energy Act of 2007 (H.R. 6) would bring the country one step closer to a “greener” national energy policy. The purposes of the new Energy Act are to:  1) Move the United States toward greater energy independence and security; 2) Increase the production of clean renewable fuels; 3) Protect consumers from price gouging; 4) Increase the energy efficiency of products, buildings, and vehicles; 5) Promote research on and deploy greenhouse gas capture and storage options and 6) Improve the energy performance of the Federal Government.

The House passed a version that largely addressed changes to the royalty structures and tax breaks afforded to oil and gas companies and has other energy-related legislation pending. The final details of the legislation remains uncertain, but there is considerable political interest in reducing American dependence on foreign oil, while simultaneously taking steps to combat the effects of global warming and increasing domestic energy efficiency.

The Global Solar Equipment Market

According to a January 2007 research report from Morgan Stanley, the $15 to $20 billion global solar market is projected to grow at 43% annually through 2010, with growth accelerating in 2009 and 2010 as the silicon shortage subsides and lower cost “thin film” technologies gain greater market share. An estimated 80,000 tons of silicon production is expected to come on-line by 2010, with over 60% available for the solar market. Non-traditional PV technologies, such as thin film, are expected to grow even faster, reaching a 20% global market share in 2010 from 9% in 2005. According to Morgan Stanley, the key growth drivers are the rising costs of oil, gas and electricity, consumer demand for clean energy alternatives, long term government subsidy programs, the desire for energy security, and independence from foreign oil imports.

According to a report by Navigant consulting, the PV industry grew by a compound annual rate of 41% per year since 2001. Growth in installed solar power systems has been stimulated by long-term government subsidies, tax incentives and feed-in tariffs (requiring the utilities to buy back excess power generated by privately owned PV systems). The government subsidies have stimulated development of new technologies designed to reduce costs.

Photovoltaic Systems

In 1953, Bell Laboratory invented the first PV cell, a thin sandwich of silicon and metal capable of converting sunlight directly into electricity. The advantages of these PV cells were very compelling and included: high reliability, low maintenance, modularity and flexibility of design, and significant environmental benefits. PV also supports the trend toward distributed (point-of-use) power generation. We believe that capacity constraints, increased demand for power reliability, and the challenges of building new centralized power plants will increase the demand for distributed generation in general and specifically for solar electric systems.

One of the most significant drawbacks of PV is the high initial system cost, which is due almost entirely to the high cost of PV cells, which in turn is dependent upon the cost and availability of semi-conductor grade silicon. Several new silicon processing plants are currently under construction, which are expected to ease the current silicon shortage. In 2005, 76% of U.S. module shipments were based upon crystalline silicon cells, with the remaining 24% being thin-film. According to a Navigant consulting article in Renewable Energy World, in 2005, worldwide thin film technologies were 6% of total shipments.

Top 10 Crystalline Solar Cell Manufacturers (source: industry publication Renewable Energy World):

Company	2006 Shipments (%)
Sharp	22%
Q-Cells	12%
Kyocera	9%
Suntech	8%
Sanyo	6%
Mitsubishi Electric	6%
Schott Solar	5%
Motech	5%
BP Solar	4%
Sunpower Corporation	3%

Although Sharp is expected to retain the number one position in 2007, Q-Cells and Suntech have publicly indicated their intent to significantly increase capacity.

Alternative Photovoltaic Technologies

Open Energy currently utilizes crystalline silicon PV cells in its products. PV cells offer high power generation per square foot. They are also highly reliable, with proven, long term, power output performance. Despite billions of dollars pouring into solar PV in the form of government incentive programs, subsidies and private investments, the industry remains less than 1% of the electrical power utilized globally today. Wide scale adoption of solar electric generation has been hampered by two important limiting factors: a shortage of silicon, and the high cost per watt of manufacturing traditional PV. Several new technologies show promise of overcoming these barriers. As they become commercially viable, Open Energy plans to incorporate them into our product designs as appropriate.

As a result, major corporations and research centers around the world are scrambling to develop alternative “thin film” technologies that can reduce or eliminate the use of pure grade silicon, and that can be scaled on continuous production lines. By increasing automation and reducing raw material and energy costs, the real goal becomes making PV competitive with grid power. In many cases, this can be achieved at or below $3 per installed AC watt.

One of Open Energy’s key strategies is to remain technology agnostic. As these alternative technologies become commercially viable, we will incorporate them in products that provide customers with better solutions for their energy needs.

The following are some of the technologies that may compete successfully with crystalline PV cells in the near future:

CdTe Thin Films

A number of companies are pursuing development and commercialization of Cadmium Telluride (CdTe) thin films, including First Solar LLC, BP, Primestar, Calyxo (Q-Cell), Antec and 5N Plus. The manufacturing process deposits ultra-thin (1-3) micron layers of CdTe and Cds on glass or metal substrates at high speed. First Solar has produced a very interesting CdTe thin film product that produces high energy across a wide range of climatic conditions with excellent low light response and temperature coefficient. First Solar reported manufacturing costs as low as $1.25/watt and laboratory efficiencies as high as 16.5%, a power output equal to that of many polysilicon cells. Their frameless, flexible modules are robust, cost effective and recyclable.

CIS and CIGS Thin Films

Copper Indium di-Selinide (CIS) and Copper Indium Gallium Selenium (CIGS) are additional thin film alternatives. Like CdTe thin films, they hold the promise of much lower costs, higher throughput, and more flexible building integrated products. In a lab environment, these materials have demonstrated very high efficiencies (almost 20%), but challenges regarding lack of homogeneity greatly lowers this performance. Shell Solar, Nanosolar, Miasole, DayStar, and Global Solar Energy are among the companies pursuing development and commercialization of this technology.

String Ribbon Technology

This production process utilizes polysilicon, but much more efficiently than growing ingots and slicing them into thin wafers. Cells are made by growing silicon ribbons between strings that are pulled from the melt. These wafers use one half the amount of polysilicon raw material. Less cutting is required, saving energy and reducing waste. Laboratory efficiencies are fairly high (about 15%) Evergreen Solar has partnered with Q-Cells and polysilicon supplier REC in a joint venture called Ever-Q to pursue string ribbon technology.

Amorphous Silicon

Amorphous silicon (a-Si) solar technology uses a lower grade of silicon to make a thin film, flexible product. Silane gas is deposited on a substrate of glass or thin metal. Cells required one or several junction points between the different layers of material in order to capture free electrons and generate electrical current. While triple junction cells with layers designed to absorb different portions of the solar spectrum have been measured as high as 13%, currently produced materials are closer to 6% efficiency. The technology has potential for very low cost, given the low material costs and high volume roll-to-roll manufacturing capability. The resulting product is light weight, easily installed, and can be laminated directly onto roofing membranes. Uni-Solar, a subsidiary of Energy Conversion Devises, is the leader in this field. Kaneka, Ersol, Sanyo, Suntech and Q-Cell are also exploring a-Si products.

Organic Thin Films

A number of organic materials are in development for PV applications. Dye sensitive technologies consist of nanometer-scale titanium dioxide crystals (TiO) which are coated with light absorbing dyes and embedded in a liquid electrolyte solution between electrodes. Some polymers can act as solar cells or diodes when doped with appropriate materials. Theoretically, they could be integrated with low cost substrates of almost anything (think paints and coatings). Konarka and Dyesol are pursuing this science, but they are probably many years away from having commercial products.

Concentrating Solar Power (CSP)

Concentrating solar power (CSP) technologies utilize reflective mirrors to focus sunlight on a target that is filled with water or a working fluid. This collected thermal energy can then be used to generate industrial heating, to produce steam to turn a turbine and generate electricity, or even to desalinate water using multi-stage flash distillation. The four principal CSP technologies are parabolic troughs, dish-Stirling engines, central tower receivers, and concentrating photovoltaic (CPV) systems. These systems generally operate during sunny, peak load periods, when natural-gas-fired combustion turbines and combined-cycle units with higher fuel costs (peaking plants) determine the avoided costs that can be offset by CSP installations. Thus, the market demand for CSP systems is dependent upon their installed cost, the price of competitive fossil fuels, and federal or state financial incentives and portfolio standards supporting renewable energy installations.

Solar parabolic trough systems utilize long rows of parabolic mirrors to focus sunlight on pipes through which the working fluid flows. These troughs track the sun along its axis. In most systems, the fluid transfers energy to a conventional steam turbine in order to generate electricity. According to the U.S. Department of Energy, solar troughs have relatively low efficiency (10%-15%) and have high capital and maintenance costs, but they are a proven, dependable renewable energy technology, particularly in arid or semi-arid regions of the world. The first commercially scaled CSP systems were built in Southern California in the mid-1980’s. Nine plants, totaling 354 MW, continue to deliver power to the Los Angeles basin. Since these first facilities were installed, generating costs have dropped from 45 cents/kWh to 9-12 cents/kWh (competitive with peak power). According to an article in American Energy, CSP costs are expected to drop to 4-7 cents/kWh by 2020. Currently, large scale CSP systems are being built in Southern California, Spain, Israel and other sun-belt regions of the world.

Dish-Stirling solar systems use a parabolic dish concentrator that continuously tracks the sun, and reflects the incoming solar rays onto the top dome of a Stirling engine. The engine utilizes rapid cycles of heat and cooling to drive a piston, which then turns a crank shaft and generates electricity. Stirling engines were invented over 100 years ago and hold the promise of high efficiencies and very low maintenance costs. However, to date they have been expensive to build and require very accurate sun tracking devices in order to generate the temperatures required for optimum energy production. However, significant improvements are currently being made and advances are expected in the near future.

Central receiver CSP systems use large ground-mounted mirrors to reflect sunlight onto a central tower, where working fluid or process gas is heated to produce steam that, in turn, drives a turbine to produce electricity. According to the U.S. Department of Energy, these tower systems are capable of achieving internal temperatures of 567°C.

CPV systems use Fresnel lenses or mirrors to concentrate sunlight onto high-efficiency solar cells. These cells are typically more expensive than those used for flat-plate PV systems; therefore, they have been used primarily for space applications in the past. However, the concentration decreases the required cell area while increasing the cell efficiency. If the cost of these systems can be reduced, the market potential of these systems should be very promising. Concentrating PV technology offers the potential for efficiencies greater than 40%, with no intervening heat transfer surface, and near-ambient operational temperature. Concentrating PV technology also has the following challenges: it is currently very expensive (especially the mirrors or lenses which can concentrate the sun onto the solar cells); reliable and accurate sun tracking is difficult; and the solar cells must be adequately cooled to maintain a high power output.

In 2006, a 1 MW plant was built for Arizona Public Service, the first parabolic trough plant constructed in nearly two decades. Solargenix-Acciona also broke ground on a 64 MW parabolic trough plant in Boulder City, Nevada. Stirling Energy Systems, a Phoenix-based provider of dish-Stirling engine systems, moved forward on development after signing Power Purchase Agreements (PPAs) for two large plants in Southern California. Pacific Gas and Electric signed an MOU to buy at least 500 megawatts of CSP from solar thermal firm Luz II starting in 2010. CSP’s can provide safe, clean, economical, renewable power in either large-scale, grid-connected installations, or remote off-grid locations. Combined with upgrades with the equivalent capacity of 24 MW that will be done at FPL Energy’s SEGS plants in the Mojave Desert, total contracts in 2006 represent approximately 2,339 MW of new CSP capacity.

Outstanding requests for proposal for renewable energy issued by California utilities are expected to result in power purchase agreements (PPAs) for significant additional CSP capacity. A group of Southwest utilities from Arizona, California, Colorado, Nevada and New Mexico are considering aggregating their future demand for CSP in order to benefit from lower costs associated with larger plants.

Our Strategy

According to the U.S. Department of Energy, every hour of every day the earth receives enough solar energy to meet mankind’s entire requirements for one year. It is this power we intend to utilize in order to deliver safe, clean, cost competitive energy solutions to our residential, commercial and industrial customers. We participate in a marketplace that, while highly competitive, is expanding at a compounded annual growth rate of over 40% (Energy Information Agency/Morgan Stanley). We do so with superior products, an experienced leadership team, and a unique strategic focus that we believe will lead to growth and shareholder value.

We recently reformulated our overall corporate strategy based on three primary factors concerning our products and industry:

1.            We have proprietary building-integrated PV products that could be sold, installed and serviced through the building trades;

2.            With the recent influx of capital and explosion in PV capacity, the solar industry was becoming increasingly commoditized and Open Energy determined it would be extremely difficult to compete as a manufacturer; and

3.            Solar installations are increasingly being financed through power purchase agreements.

These business realities motivated our company to re-evaluate our corporate strategies and undertake several key initiatives.

1)  Utilize the traditional building trades as a marketing and service channel.

In March of 2007, we signed a joint marketing and distribution agreement with Eagle Roofing Company, the largest concrete tile manufacturer in North America. Our SolarSave™ PV Roofing Tiles match the colors and edge profiles of Eagle’s most popular tiles, and can be installed by professional roofing contractors in association with registered solar integrators or electricians, while they build out residential and commercial projects. Eagle’s sales representatives are currently being trained to sell solar systems. Their extensive network of contractors and residential home builders provide sales leads in geographic territories representing the majority of all U.S. solar installations.

2)  Outsource manufacturing in order to remain price competitive.

In May of 2007, Open Energy and Suntech Power Holdings Co., Ltd. (NYSE:STP), signed a letter of intent for broad initiatives targeting the expansion of BIPV product sales in North America. It is anticipated that Suntech will supply their polycrystalline cells and provide cost effective production of the SolarSave™ PV Tile products.

Suntech is currently the world’s third largest PV cell manufacturer, and the number one solar module manufacturer. Their vertically integrated manufacturing sites employ over 4,000 people and are located in Wuxi, Luoyang, Oingai and Shanghai, China. Suntech has secured long term silicon supply agreements and is well positioned to become the low cost, high volume supplier of solar modules on a global basis. With the acquisition of a Japanese BIPV company, MSK, they have expertise in Architectural PV glass, and will also provide OEM production of those specialty products to Open Energy, as well.

3)  Offer financed solutions through long-term power purchase agreements.

The third strategic initiative of the company is to leverage its proprietary BIPV products in order to drive its “solar solutions” business. In general, homeowners and builders do not buy power generating systems. They pay for power through their monthly utility bills. Until recently, solar systems were very expensive. Although state rebates, federal tax incentives and other programs have reduced the costs of solar electricity, solar remains considerably more expensive than off-peak grid electricity.

Open Energy has developed what it believes is a unique financial solution to this dilemma. Together with a tax equity partner, we will install our products on the rooftops of “solar communities.” We will coordinate the engineering, equipment procurement and construction of each project. We will contract with third parties to maintain the rooftop systems, to read the meters, and to bill the homeowners.

The equity investor will receive a secure internal rate of return, the benefits of the 30% Federal tax credit, and 5-year accelerated depreciation under the 2005 U.S. Energy Bill. The builders will reduce their construction costs and, potentially, sell their homes more quickly. The homeowner will be guaranteed a reduced monthly utility bill and receive the benefits of added home value at no extra expense or tax impact. We believe this strategy will enable Open Energy to sell more products and participate in long term utility revenue streams.

The foregoing three initiatives (utilization of the building trades, outsourcing manufacturing, and providing financed solutions) will allow Open Energy to concentrate on its core competencies as a leading edge designer of innovative solar products and technologies, and as a customer-centric marketer of renewable energy solutions.

We will remain technology agnostic. As thin film, nano-materials, vapor deposition and other innovations become commercially viable on a cost per installed watt basis, we will utilize them to develop commercial products and bring them to market. Unlike many of our competitors, we are not tied to a particular product or distribution channel. We aim to be virtually, not vertically, integrated in order to be successful in the rapidly changing business environment of renewable energy.

Our Products

SolarSave™ Roofing Tiles

SolarSave™ PV Roofing Tiles are primarily targeted for residential housing projects, where the use of slate or ceramic tiles is prevalent. We have developed and are now producing a line of PV tiles that blend seamlessly with the colors and edge profiles of the most commonly used cement tiles. SolarSave™ Roofing Tiles are waterproof, fire-rated building materials that require no external framing or roof penetration. They can be safely and easily installed by professional roofing contractors. SolarSave™ Tiles have the following features and benefits:

•                  Easily installed using Roof Tile Institute standards

•                  Class A Fire Rated, Certified to UL 1703 standards

•                  25-year warranty to produce 80% power output

•                  Available in colors that match traditional cement tiles

•                  Edge profiles naturally shed water

•                  Modular, expandable system

•                  200 pound/foot snow load capacity

•                  125 mph wind load rating with clips installed

SolarSave™ Architectural Glass

Open Energy Corporation also designs and manufactures custom PV glass laminates to meet the aesthetic, performance and structural requirements of designers and architects. Sizes, shapes and configurations can be built to match virtually any specification available today, allowing for a direct substitution for monolithic, laminated or insulated glass panels. This product is ideally suited for LEED certification on green building projects.

SolarSave™ Architectural Glass, or “Glass,” offers both shading and electrical power generation, and is geared towards glass canopies, skylights, atriums, vertical glass curtain walls, and other architectural applications. It is often desirable to achieve translucency in PV skylight applications. While a standard PV cell is an opaque 125 mm square, our cells can be arranged within clear glass panels to provide appropriate light levels and shading coefficients. A wide variety of colors, thickness, patterns, and shapes can be produced.

Our first major architectural glass project is currently being installed at the California Academy of Sciences Museum in Golden Gate Park, California. The PV glass laminates for this project were certified to UL 1703 standards using Sunpower cells.

SolarSave™ Roofing Membranes

SolarSave® Roofing Membranes encapsulate crystalline solar cells in composite materials which are laminated under pressure to create a lightweight, waterproof, Class A fire rated, and aesthetically appealing solar roofing material for flat or low slope commercial, industrial and institutional roofing applications. The SolarSave™ membrane has been UL approved for use with Duro-last, IB, Fibertite, Sarnafil, Carlisle and Cooley roofing membranes.

While Open Energy is currently developing its next generation commercial product, the Company has temporarily suspended shipments of its current membrane product due to a product corrosion issue. The SolarSave™ Roofing membrane product is exhibiting random corrosion post-installation. The corrosion occurrence and rate of development may be exacerbated by heat, humidity, sunlight, and electrical current.

We have engaged Bodycote Testing Laboratories (a worldwide testing agency with multiple facilities in Toronto and surrounding areas) to determine the metallurgical and chemical composition of the corrosion as well as conduct a polymer layer analysis, so that we can: (1) Determine the cause; (2) Implement appropriate changes to the manufacturing and distribution processes to prevent future occurrences; (3) Determine appropriate corrective action if corrosion is detected on a module; (4) Initiate quality assurance procedures to evaluate our product including: work in process laminates in our plant; finished goods on hand in our plant; finished goods on hand in our customers’ warehouses; membranes that have been installed on end user roofs.

As a result of the corrosion issue, we have recorded a valuation allowance totaling $2.88 million related to the finished goods product in inventory, as well as the cost of replacing product under warranty with our customers.

Manufacturing

Historically, the laminates for our SolarSave™ PV Tiles were manufactured by Sunpower Corporation in their Philippines factory. These laminates were shipped to our Grass Valley facility (formerly Connect Renewable Energy) where they were glued into injection molded composite frames, and fitted with junction boxes and connective cables. However, when Sunpower acquired PowerLight, the combined company became our biggest competitor. Furthermore, we realized that we could not manufacture our product as efficiently and economically as others. As a result, in May of 2007 Open Energy signed a letter of intent with Suntech to outsource our tile product to China. The Companies have agreed on initial terms for the supply agreement, and are currently in negotiations on a definitive long term OEM agreement.

SolarSave™ Architectural PV Glass is specified by architects and designers seeking to incorporate PV directly into skylights, glass canopies, or vertical glass curtain walls. Currently, the Company manufactures Architectural PV Glass in both Aurora, Ontario and Grass Valley, CA, which provides us flexibility for short run production. The Company is currently in negotiations with Suntech to provide high volume manufacturing of a standard size architectural glass panel, with the more specialized design and custom manufacturing being planned for the Aurora and/or Grass Valley facilities.

We manufacture SolarSave™ Membranes in a 9,950 sq. ft. facility in Aurora, Ontario, Canada (formerly Solar Roofing Systems). Open Energy has temporarily suspended shipments of its membrane product due to a corrosion issue that we are currently working to resolve. Concurrently, we are working on a combination of product enhancements and incorporating PV cells from alternate manufacturers. We are currently using the highly skilled work force in this facility to manufacture the residential roofing tile laminate and architectural glass product.

We are currently evaluating alternatives to determine how to optimize capabilities at our Aurora, Ontario, Canada and Grass Valley, California locations. Open Energy will concentrate on its core competencies as a leading edge designer of innovative products but will outsource the majority of its high volume manufacturing in order to remain competitive. No decision or dates have yet been established to discontinue operations at any location and both are currently components of the Company’s goal of executing on the opportunities provided by our strategic alliance with Eagle Roofing Products.

Sales and Marketing Strategy

Market Segmentation

Open Energy divides its marketing and sales strategy into two separate, yet complimentary components. The first is product sales of SolarSave™ Tiles, Membrane and Glass, as well as balance of system (BOS) components such as inverters and SolarEye monitoring software. The second component is our Open Energy Solar Communities business. The Solar Communities business represents the sale of solar electricity under long term power purchase agreements (PPAs) where we develop, install, own and operate systems in new residential multifamily developments. Both product sales and our Solar Communities businesses are aligned through the building products channel, consistent with the notion of Building Integrated Photovoltaic (BIPV) products, which currently represent 100% of the Company’s product line.

Product Sales

Product sales are segmented by specific channels within the building products trade. For example, SolarSave™ Tiles are predominantly sold via Eagle Roofing (Eagle) under a master distribution agreement. Eagle is the largest manufacturer in the U.S. of concrete roofing tiles and has significant market share in the residential roofing products market throughout the U.S. SolarSave™ Membrane is sold directly to large solar integrators and more importantly, cross-sold by major manufacturers of PVC roofing membranes into the commercial roofing market. Lastly, Glass products are typically sold directly to end-users, including architectural and design firms, or construction contractors.

Open Energy Solar Communities

The Company has developed an innovative, proprietary strategy geared to builders of new condominium and town home communities. These developers are under increasing regulatory pressure to increase energy efficiency and incorporate renewable energy alternatives in their properties. Utilizing a traditional project finance model and conventional legal structures, we plan to provide an opportunity for the installation of solar systems at no additional cost to the builder or the homeowner, and a long term revenue stream from the electricity generated under long term power purchase agreements.

A member of Open Energy’s management team previously successfully developed and financed distributed generation projects, with related Power Purchase Agreements or “PPAs”, Engineering, Procurement and Construction or “EPC” contracts and Operation and Maintenance or “O&M” agreements, and has developed a similar framework for project financing multi-family dwellings. Over the next five years, we anticipate entering into agreements with major residential builders to provide its unique “Open Energy Solar Communities” package.

Open Energy will benefit from a development fee for each project, sales of our solar tiles, and participation in the long term revenue stream. The builder is anticipated to experience reduced construction costs, an accelerated permitting process, and increased sales velocity of new homes. The homeowner will benefit from a reduced utility bill and an increase in the resale value of their property at no additional cost. It is a compelling value proposition.

Our goal is to own the building products sales channels for solar and provide superior service to our customers. Products and technologies will evolve, projects will come and go, but the customers remain largely the same. These relationships provide the foundation necessary to build a long-term viable business. At the same time, they generate projects which fit our criteria for Open Energy Solar Communities which will be financed under long-term power purchase agreements. In this way, Open Energy sells not only products, but power. Our ultimate goal is to become a rooftop utility, owning a significant number of meters over the next five years.

Market Criteria

We currently focus our domestic marketing and sales efforts in territories that meet the following criteria:

•                  Strong solar incentives

•                  High retail electricity rates

•                  High electrical consumption

•                  Significant service volatility

California is the dominant market in the United States for PV, with 73% of the grid-tied installations. New Jersey is the second largest market, although growth there slowed in the second half of 2006 due to state budget troubles that resulted in uncertainty about the payment mechanism and dampened demand. New York, Arizona, Colorado, Texas, Massachusetts, Nevada, Oregon, Connecticut and Pennsylvania all have PV incentive programs in place. A number of new states, including Florida, New Mexico, and Washington State, have recently announced favorable PV incentives as well.

Customer Profiles

Open Energy has identified a number of potential customers by industry, sector, and application. Open Energy is initially focused on high-profile opportunities within correlative industries and with the following sector application demographics:

•                  Building Products Companies

•                  Residential Developers

•                  Architects and Interior Designers

•                  Public Administrators, City Planners

•                  Hotel & Resort Developers

•                  Educational Institutions

•                  Government Purchasing Officers

Current market opportunities are being realized in the new residential home building market, where solar has recently become a competitive advantage for the sale of new homes by major national home builders. As an example, companies such as Lennar, Centex, and others are beginning to offer solar rooftops as a standard feature in many California communities.

Product Promotion

SolarSave™ Tiles, Membranes and Glass are sold on the basis of their features and associated benefits. They are lighter, stronger, easier to install and maintain, and aesthetically superior to most PV products available in the market today. Through its web presence, public relations activities, industry advertising and trade show attendance, Open Energy Corporation has established a strong brand within a very competitive market environment. Open Energy and its SolarSave™ products have appeared in a number of industrial trade publications, in ads, articles, and product reviews. This publicity generates sales leads, which are entered into a data base and circulated to our network of distributors and integrators.

Open Energy has developed a sophisticated web site that includes corporate information and company profile, a complete product information section, a list of our distributors and sales relationships, pictures of our installations, as well as investor and public relations sections. The Company has invested in Website and Search Engine Optimization through RenewableEnergyAccess.com, SolarBuzz.com, and links to numerous industry sites and information sources. Our website address is www.openenergycorp.com. Information on such website is not incorporated into this annual report.

Research & Development

A core competency of the Company is innovative design and development of next generation solar energy products and technologies. Under the direction of Tom Wolfe, our chief technology officer, we employ a team of mechanical, electrical and software engineers in Grass Valley, California who are responsible for this development effort. A number of initiatives are currently under way.

SolarEye®/ WaterEye™ Monitoring Systems

In December 2006, the Company purchased WaterEye, a privately held California corporation with proprietary software that provides remote, secure, web-enabled, real-time monitoring of water treatment facilities. We currently license systems to GE Water, Siemens/US Filter, Dow, DuPont and others. WaterEye founder, Tom Wolfe, has recently become our chief technology officer.

It is our intention to modify this software to provide real time monitoring for future installations of our Suncone™ CSP product that is in development. Benefits of this proprietary software are:  1) It enables customers to display their system’s performance on their computers or displays; 2) It enables Open Energy or our service providers to monitor and maintain our installations; and 3) it will provide data on actual power or water purification performance.

SolarTherm™ Roofing Tile

One of the impediments to the performance of solar PV systems is degradation of power output with rising temperature. The reality is that a rooftop in the Southwest can be a very hot place to be. Open Energy has filed for patents on a product that would capture heat in a thin bladder embedded in the tile architecture, and channel this thermal energy to the hot water heater or swimming pool.

The potential benefits of such a system are impressive. A water heater can consume up to 40% of the energy demand of a residential dwelling, so heating water with solar saves money. Lowering the temperature of the roof increases the energy production of the PV system and cools the home, thereby reducing the energy demands of the air conditioning system.

Portable Power Products

The product development team in Aurora has been developing a portable PV array for both military and civilian market applications. The product is an ultra-light, foldable, rapidly deployable solar energy generator that can recharge batteries or power communications equipment under a variety of in-field conditions. There is also a significant market opportunity for this product format with backpackers, recreational vehicle and boat owners, and for disaster relief organizations.

Suncone® CSP

In July of 2005, Open Energy became the exclusive worldwide licensee of a solar thermal technology invented and patented by Dr. Melvin Prueitt, a physicist and research scientist from the Los Alamos National Laboratory. SunConeTM CSP (Concentrating Solar Power) utilizes non-imaging optical cones made of reflective composites to concentrate sunlight on rods at the base of each cone. The cones stay relatively cool, but the fluid is superheated, and then used to produce steam to drive a turbine and produce electricity. This same system can be coupled with reverse osmosis membranes or flash distillation equipment to produce fresh water from salt or brackish sources.

We believe that SunConeTM CSP has the potential to be less expensive to build, operate and maintain than competitive parabolic trough or dish systems. In 2006, we enlisted the services of Hytec Engineering of New Mexico to build the first full-scale SunConeTM CSP prototype. Initial testing of this prototype system was successful. We have now redesigned Suncone™ CSP to achieve a more cost effective design and plan to build a commercial prototype.

The Competition

We face competition from domestic and international companies actively engaged in the manufacturing and distribution of solar PV systems, as well as from emerging technologies that may become viable in the next several years. The best funded and most powerful of these multi-national corporations produce PV cells as well as standard rack-mounted PV modules. The standard PV modules (framed arrays of PV cells) must be rack-mounted externally to the building, creating penetrations in the roof, generating maintenance problems, and detracting from their visual appearance. The manufacturers of these modules include: Sharp, Kyocera, Suntech, Sanyo, and Mitsubishi Electric, among others. While the standard PV modules could be considered competition to our products, Open Energy is targeting the building-integrated market. We believe that our building-integrated solar products have significant advantages over most other PV product offerings. We also compete with building integrated tile manufacturers such as: Sharp, Kyocera, BP Solar, GE Solar, Sunpower Corporation/PowerLight, and integrated membrane manufacturers such as Solar Integrated Technologies.

The market for solar power products is competitive and continually evolving. We expect to face increased competition, which may result in price reductions or reduced margins. The solar power market in general competes with other sources of renewable energy and conventional power generation. We may also face competition from some of our customers who may develop products or technologies internally which are competitive with our products, or who may enter into strategic relationships with or acquire existing solar power product providers. Open Energy also expects that future competition will include new entrants to the solar power market offering new technological solutions.

Our current and future competitors may have longer operating histories, greater name recognition and greater financial, sales and marketing, technical and other resources than us, or may develop technologies superior to ours. Many of Open Energy’s competitors have well-established relationships with Open Energy’s current and potential dealers and their customers and have extensive knowledge of our target markets. As a result, our competitors may be able to devote greater resources to the research, development, promotion and sale of their products and respond more quickly to evolving industry standards and changing customer requirements than we can. Consolidation or strategic alliances among our competitors may strengthen these advantages and may provide them greater access to customers or new technologies.

SolarSave™ Roofing Tile Competition

Our primary competitors for the SolarSave™ Tile product are BP Solar, Sharp, Kyocera, GE Solar, and Sunpower Corporation/Powerlight, all who have a version of a building-integrated tile product. However, we believe that SolarSave™  Tiles have a number of important advantages. Because they are made from injection molded composites, they can be made to match the colors and edge profiles of the most commonly used cement tiles used in the domestic market today. Thus, their visual appearance is superior to our competitors. They are a light weight, low voltage, Class A fire rated, UL certified roofing product that is safer and easier to install than the competition. They can support a snow load up to 200 pounds per square foot, and winds up to 120 mph with clips. The SolarSave™ Tile is a true roof tile, designed to be installed by roofers with traditional roofing tools and methods.

SolarSave™ Architectural PV Glass Competition

In the United States, our primary competitors for manufacturing solar glass products are Atlantis Energy and Spire Solar. Companies that market to the architectural community could be considered competitors from the standpoint that they may market solely competing manufacturer’s products; however, they could potentially become Open Energy dealers. Internationally, we compete with solar glass manufacturers such as: GSS Solar (Germany), Schuko (Germany), Solar Nova (Germany), Swiss Sustainable Systems (“3S” in Switzerland), and MSK (a subsidiary of Suntech, in Japan). Our current intention is to outsource production of much of our architectural glass products to China per our relationship with Suntech.

SolarSave™ Roofing Membrane Competition

Our primary competitors for the SolarSave™  membrane product are: Solar Integrated Technologies (SIT) which integrates Uni-solar’s (United Solar Ovonic) thin-film technology with a Sarnafil commercial roofing membrane; and Nanosolar SolarPly™, a building-integrated CIGS (Copper Indium Gallium Diselenide) thin film product that is integrated with commercial roofing membranes. The SolarSave™ roofing membrane product has significantly higher energy production per square foot of roof space (i.e. higher efficiency); primarily due to our use of high-efficiency crystalline PV cells rather than thin-film technology. SIT’s product currently generates approximately 6 watts per square foot, as compared to a SolarSave™ SP450 of approximately 14 watts per square foot. In addition, the SolarSave™ membrane has been UL approved for use with Duro-last, IB, Fibertite, Sarnafil, Carlisle and Cooley roofing membranes.

For commercial installations, we also compete with a number of companies that manufacture standard PV modules, as discussed above. In addition, solar integrators and/or installers that market commercial solar products could be considered competitors to the extent that they market solely competing manufacturers’ products, such as:  Powerlight (Sunpower), Conergy Inc., Dome-Tech Group, Eastwood Energy, GE Energy (a subsidiary of General Electric Corporation), Global Solar Energy, Inc. (a subsidiary of Solon AG), SPG Solar, Inc., and Sun Edison LLC.

SunCone™ CSP Competition

SunCone™ CSP will compete with manufacturers of parabolic trough solar collectors, such as:  EuroTrough, Solargenix Energy, Solel, and Arizona Public Service Company; with manufacturers of dish sterling engine systems, such as: Stirling Energy Systems and Schlaich Bergermann und Partner (SBP); with manufacturers of solar tower systems such as: Luz II and Boeing; and manufacturers of thin-film ground mount systems such as: Uni-Solar, First Solar and others. According to a study conducted by Sargent & Lundy LLC, trough and tower technology installation costs are projected to drop from 10 to 14 cents per kWh to 3.5 to 6 cents per kWh in 2020; therefore, we need to develop a product with installation costs better than or equal to the competition.

In addition to centralized solar plants, there is a very large market for distributed CSP technologies that can operate reliably for loads ranging from 10 kW to several mW. The majority of these applications are currently for remote power generation such as water pumping and village electrification where there is no utility grid. In these applications, diesel generators are the primary current competition to CSP. Of growing interest to a number of utilities are domestic grid-connected applications in which the system is sited at critical points on the transmission and distribution (T&D) network, providing value not simply from the energy produced but also in offsetting T&D losses and postponing the need to upgrade the utility infrastructure to meet load growth. Small gas-turbine systems will also compete with CSP and other renewable energy technologies for this market. Key market criteria for distributed power systems are: reliable operations, minimal service requirements, and low capital, installation and maintenance costs compared to other distributed power generation alternatives.

Suncone™ CSP also competes directly with dish stirling engine systems that use dish technology. However, we believe Suncone™ CSP can be used to replace the dish component (the concentrator) and be used in conjunction with stirling engines. The expected advantages of our system over dish systems are: lighter weight, lower capital, installation and maintenance costs, lower cost materials, eliminates the need for a high-performance selective coating, and less complex tracking systems. Dish stirling technologies require much less land area than thin-film or trough systems, which will reduce the land acquisition costs and make them more desirable for smaller distributed generation systems. We believe that a combined Suncone/Stirling product has the potential to be extremely competitive as compared to the install cost per watt of a fixed thin-film installation.

Intellectual Property

We rely on a combination of patent, copyright, trade secret, trademark and contractual protection to establish and protect our intellectual property. We have filed trademark registration applications in the U.S. for SolarSave™ and for other trademarks. We require our customers to enter into confidentiality and nondisclosure agreements before we disclose any sensitive aspects of our solar technologies or strategic plans, and we typically enter into proprietary information agreements with employees and consultants. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our technology. It is difficult to monitor unauthorized use of technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as laws in the United States. In addition, our competitors may independently develop products similar to ours. Our precautions may not prevent misappropriation or infringement of our intellectual property.

As of August 2007, in the United States we had two issued patents, three U.S. patent applications pending, and one foreign patent application pending. Pursuant to an agreement with Dr. Melvin Prueitt, we are the exclusive licensee of a provisional U.S. Patent application for the first version of Suncone that consisted of an inexpensive lightweight reflected film that is formed into one or more cones that concentrate the sun’s rays to the base, and the collected energy can be used to heat a fluid. We have redesigned Suncone™ CSP to achieve a cost effective design with a more wind-resistant cone and have submitted our own patent application. Our issued patents will begin to expire in 2013. We intend to continue assessing appropriate opportunities for patent protection of those aspects of our technology that we believe provide significant competitive advantages to us, and for licensing opportunities of new technologies relevant to our business. WaterEye has three U.S. patents issued and three pending. They cover the general method of remote monitoring as applied to advanced separation processes, water and wastewater treatment, including local data collection, internet interface, and database storage.

Although we apply for patents to protect our technology, our revenue is not dependent on any one patent we own, and we currently rely on trade secret rights to protect our proprietary information and know-how. We also employ proprietary processes and customized equipment in manufacturing facilities. We do not know if our current or future patent applications will result in patents being issued with the scope of the claims we seek, if at all, or whether any patents we may receive will be challenged, invalidated or declared unenforceable.

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

We believe that we have all environmental permits necessary to conduct our business. We believe that we have properly handled our hazardous materials and wastes and have appropriately remediated any contamination at any of our premises. We are not aware of any pending or threatened environmental investigation, proceeding or action by foreign, federal, state or local agencies, or third parties involving our current facilities. Any failure by us to control the use of or to restrict adequately the discharge of, hazardous substances could subject us to substantial financial liabilities, operational interruptions and adverse publicity, any of which could materially and adversely affect our business, results of operations and financial condition.

Employees

Our current full-time headcount is 70 employees. Of that number, 8 are production-related in Grass Valley, CA; 31 are production-related in Aurora, Ontario, Canada; 20 are corporate, marketing, and administrative; 5 are product development; and 6 are sales. At the point in time that we decide to shut down or scale back production at any of our manufacturing facilities (due to our strategy to outsource the majority of our high volume manufacturing), we will have a corresponding reduction in production-related personnel. In the next 12 months, we expect to add staff primarily in sales, technical support for sales, product development, and accounting. Our agreement with Eagle Roofing products requires us to train their roofers on our tile product installation, process the solar rebate applications, and assist with sales quotations, among other items. These efforts will require significant additional personnel.

RISKS RELATED TO OUR BUSINESS

Investors should carefully consider the risks described below before deciding whether to invest in our common stock. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also impair our business operations and financial results. If any of the following risks actually occurs, our business, financial condition or results of operations could be adversely affected. In such case, the trading price of our common stock could decline and you could lose all or part of your investment. Our filings with the Securities and Exchange Commission also contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks we face described below. See “Forward-Looking Statements.”

The execution of our business plan will require substantial funds. If we are unable to acquire additional financing, we may be forced to discontinue our operations.

We will require substantial additional funds to execute our revised business plan in addition to the bridge funds we recently closed in June and August of 2007. We plan to raise additional debt and/or equity financing to pay the 6/15/07 Note and the 8/31/07 Note and fund continued operations.

If we are unable to raise substantial funds in an upcoming financing, we may be unable to pay our debts as they mature and we may be forced to discontinue our operations and liquidate the company. In such event, holders of our common stock would likely lose all or substantially all of their investment in our shares.

Depending on our method of raising funds, now and in the future, your shares may be diluted.

If we raise additional funds by selling additional shares of our capital stock, or securities convertible into or exercisable for shares of our capital stock, the ownership interest of our stockholders may be diluted.

New home construction in the U.S. is currently slowing, and doing so fairly dramatically in several areas where the Company’s products are offered. This building slow-down could negatively impact the Company’s sales.

California represents over 70% of all PV installations in North America, and new home construction in California has slowed significantly. Arizona, Nevada, New Mexico and Florida are also significant potential markets for the Company’s PV products and they too are experiencing down-turns in new home construction. If the residential construction industry experiences an increase in unsold inventory, the new housing market is likely to slow. This could affect solar installations, particularly for the Company’s building integrated PV roofing tiles.

We have a history of losses and anticipate future losses and the report from our independent registered public accounting firm includes a going concern explanatory paragraph.

We have incurred significant losses from operations. As shown in our consolidated financial statements, for the fiscal year ended May 31, 2007, we have incurred a net loss of approximately $40 million. We are unsure if or when we will become profitable. Furthermore, the report from our independent registered public accounting firm dated September 7, 2007 on our financial statements as of and for the year ended May 31, 2007 included a going-concern explanatory paragraph in which they state that there is substantial doubt about the Company’s ability to continue as a going-concern.

Our stock price is highly volatile, and the value of an investment in our common stock may be subject to sudden decreases.

The trading price for our common stock has been, and is expected to continue to be, volatile. During the 52-week period ended August 27, 2007, the high and low closing prices of a share of our common stock were $1.00 and $0.30, respectively. The price at which our common stock trades depends upon a number of factors, including the market’s perception of the prospects for companies in our industry and general market and economic conditions which are beyond our control. Factors such as fluctuations in our financial and operating results, changes in government regulations affecting product or service approvals or other aspects of our business, announcements of technological innovations or new commercial products by our competitors, developments concerning our intellectual property rights, significant collaborations or strategic alliances and publicity regarding actual or potential performance of products under development by us or our competitors could also cause the market price of our common stock to fluctuate substantially. Moreover, our common stock may be subject to greater price volatility than the stock market as a whole.

Evaluating our business and future prospects may be difficult due to the rapidly changing technological and market landscape.

There is limited historical information available about our company upon which you can base your evaluation of our business and prospects. We first shipped renewable energy commercial products in December 2005. Relative to the entire solar industry, we have shipped only a very small number of products.

The market we are addressing is rapidly evolving and is experiencing technological advances and new market entrants. Our future success will require us to outsource our manufacturing, and there is no guarantee we can do this at a price that is competitive with our competition, or that we can gain access to new, more cost effective solar technologies that may be developed by our competitors. Moreover, the SunCone™ CSP system is only in the early stages of development and we have limited experience upon which to predict whether it can be successfully commercialized.

We face intense competition from other companies producing solar power and other energy generation products. If we fail to compete effectively, we may be unable to increase our market share and sales.

The solar power market is intensely competitive and rapidly evolving. Our competitors are better capitalized, have established market positions more prominent than ours, and if we fail to attract and retain customers and establish a successful distribution network for our solar products, we may be unable to achieve adequate sales and market share. There are a number of major multi-national corporations that produce solar power products, including BP Solar, Kyocera, Sharp, GE, Mitsubishi, Solar World AG and Sanyo. We also expect that future competition will include new entrants to the solar power market offering new technological solutions. Further, many of our competitors are developing and are currently producing products based on new solar power technologies that may have costs similar to, or lower than, our projected costs.

Most of our competitors are substantially larger than we are, have longer operating histories, and have substantially greater financial, technical, manufacturing and other resources than we do. Our competitors’ greater sizes in some cases provides them with competitive advantages with respect to manufacturing costs due to their ability to allocate fixed costs across a greater volume of production and purchase raw materials at lower prices. Many also have far greater name recognition, an established distribution network and an installed base of customers. In addition, many of our competitors have well-established relationships with current and potential resellers, which have extensive knowledge of our target markets. As a result, our competitors will be able to devote greater resources to research, development, promotion and sale of their products and may be able to respond more quickly to evolving industry standards and changing customer requirements than we can.

There is a shortage of semi-conductor grade silicon and the PV cells made from this material, upon which our products depend, that may constrain our revenue growth. Additionally, we may not have sufficient financial resources to take advantage of supply opportunities as they may arise.

Silicon is an essential raw material in the production of PV cells. There is currently an industry-wide shortage of silicon ingots, which has resulted in significant price increases. Increases in silicon prices may impact our manufacturing costs in the future. As demand for PV cells has increased, a number of manufacturers have announced plans to add additional capacity. As this manufacturing capacity becomes operational, it will increase the demand for silicon. Polysilicon is also used in the semiconductor industry generally, and any increase in demand from that sector will compound the shortage. The production of silicon is capital intensive and adding additional capacity requires significant lead time. We do not believe that the supply imbalance will be remedied in the near term, and we expect that silicon demand will continue to outstrip supply for the foreseeable future.

Our dependence on a limited number of third party suppliers for raw materials and OEM vendors could prevent us from delivering our products to our customers within required timeframes, which could result in order cancellations and substantial harm to our business.

We manufacture our products using materials and components procured from a limited number of third-party suppliers and OEM vendors. In the past, we purchased all of our PV cells and tile laminates from a single vendor. This vendor has discontinued supplying us with cells and tile laminates. While we have executed a letter of intent with Suntech, we have not executed a definitive agreement with Suntech for the supply of cells, laminates or glass products. If we are unable to obtain supply from other cell manufacturers or OEM vendors, we may be unable to manufacture our products or our products may be available only at a higher cost or after a long delay. This could prevent us from delivering our products to our customers within required timeframes, and we may experience order cancellations and our business may fail.

We currently do not have contracts with vendors sufficient to meet our current sales projections, and we may not be able to procure sufficient quantities of the raw materials and OEM components necessary to manufacture our products on acceptable commercial terms or at all. To the extent the processes that our vendors use to manufacture materials or OEM components are proprietary, we may be unable to obtain comparable materials or OEM components from alternative vendors. The failure of a vendor to supply materials or OEM components in a timely manner, or to supply materials or OEM components that meet our quality, quantity and cost requirements could impair our ability to manufacture our products or increase their costs, particularly if we are unable to obtain substitute sources of these materials or OEM components on a timely basis or on terms acceptable to us. In order to obtain required supplies, we may need to make large inventory purchases on short notice, and prior to having purchase orders or deposits from our customers. We may not have sufficient financial resources to make these purchases, which may exacerbate supply shortages.

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

We believe that the near-term growth of the market for “on-grid” applications, where solar power is used to supplement a customer’s electricity purchased from the utility network, depends in large part on the availability and size of federal and state government economic incentives. The reduction or elimination of government economic incentives may adversely affect the growth of this market or result in increased price competition, which could prevent us from achieving sales and market share. In the United States, the 30% federal tax credit is currently scheduled to expire on December 31, 2008. If Congress does not extend the tax credit, the Company and the industry in general will be severely and negatively affected.

Today, the cost of solar power exceeds the cost of power furnished by the electric utility grid in many locations. As a result, federal, state and local government bodies in many countries, most notably Germany and Japan, have provided incentives in the form of feed-in tariffs, cash rebates, tax credits, permitting preferences and other incentives to promote the use of solar energy and to reduce dependency on fossil fuels. These government economic incentives could be reduced or eliminated altogether, which would significantly harm our business.

Existing regulations and changes to such regulations may present technical, regulatory and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for our products.

The traditional energy and electrical utility industries are heavily regulated by foreign, federal, state and local governments. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned power generation systems. In the United States and in a number of other countries, these regulations and policies are being modified and may continue to be modified. Customer purchases of, or further investment in the research and development of, alternative energy sources, including solar power technology, could be deterred by these regulations and policies, which could result in a significant reduction in the potential demand for our solar power products. For example, utility companies commonly charge fees to larger, industrial customers for disconnecting from the electric grid or for having the capacity to use power from the electric grid for back-up purposes. These fees could increase the cost to our customers of using our solar power products and make them less desirable, which would harm our business, prospects, results of operations and financial condition.

We anticipate that our solar power products and their installation will be subject to oversight and regulation in accordance with national and local ordinances relating to building codes, health and safety standards, environmental regulations, utility interconnection and metering and related matters. There is also a burden in having to track the requirements of individual states and design equipment to comply with the varying standards. Any new government regulations or utility policies pertaining to our solar power products may result in significant additional expenses to us and our resellers and their customers and, as a result, could cause a significant reduction in demand for our solar power products.

Problems with product quality or product performance may cause us to incur warranty expenses and prevent us from achieving sales and market share, particularly if we introduce new technologies.

As is consistent with standard practice in our industry, the duration of our product warranties is lengthy. Our current roofing tile product warranty is for 25 years, and our roofing membrane product warranty is for 20 years. Due to the long warranty period, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenues. Our products have not been installed long enough to allow us to evaluate their performance over a 20 to 25-year period. We experienced a warranty claim with our first tile installation. Although we believe the initial problem has been resolved, other warranty issues could develop. We also experienced warranty claims with some of our initial membrane installations, causing us to temporarily discontinue product shipments. There is no assurance that the membrane product warranty issues can be resolved. Failure to resolve these product warranty issues could force us to permanently discontinue product shipments, which would materially and negatively affect the Company’s revenues. Please see “Description of Business – Our Products – SolarSave Roofing Membranes.”

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

The market for solar power products is emerging and rapidly evolving, and its future success is uncertain. If solar power technology proves unsuitable for widespread commercial deployment or if demand for solar power products fails to develop sufficiently, we would be unable to achieve sales and market share. In addition, demand for solar power products in the markets and geographic regions we target may not develop or may develop more slowly than we anticipate. Many factors will influence the widespread adoption of solar power technology and demand for solar power products, including:

•                  cost-effectiveness of solar technologies as compared with conventional and competitive alternative energy technologies;

•                  performance and reliability of solar products as compared with conventional and non-solar alternative energy products;

•                  success of alternative distributed generation technologies such as hydrogen fuel cells, wind turbines, bio-diesel generators and solar thermal technologies;

•                  public concern regarding energy security, the potential risks associated with global warming, the environmental and social impacts of fossil fuel extraction and use;

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

We sell our solar roofing, architectural glass and balance-of-system products under our brand names SolarSaveTM and our solar concentrating technology under the brand name SunConeTM CSP. We are also branding our company with the name Open EnergyTM. We expect to expend significant resources promoting these brand names, and we have applied for registered trademarks in the United States for SunConeTM CSP, the OE Logo, Open EnergyTM and other trademarks. However, registration of our brand name trademarks could be denied, and if granted, such registration will not necessarily deter or prevent unauthorized use by others. If other companies, including our competitors, use our brand names, consumers may not recognize us as the source of our products. This would reduce the value of goodwill associated with our brand names. This consumer confusion and the resulting reduction in goodwill could cause us to lose market share and cause our sales to decline.

The continuously adjustable conversion price feature of our Debentures could require us to issue a large number of shares, which would cause dilution to our existing stockholders.

We may be obligated to issue an extremely large number of shares upon the conversion of the 5% and 10% Secured Convertible Debentures we have issued (or have agreed to issue) to Cornell Capital Partners because the conversion price is to be the lower of (a) $0.50 or (b) 95% of the lowest volume weighted average price (VWAP) of our common stock during the 30 trading days immediately preceding the conversion date, provided that such conversion price cannot be lower than $0.05. Hence, the number of shares of our common stock issuable upon conversion of these debentures will increase if the market price of our stock declines, which will cause dilution to our existing stockholders. The following is an example of the number of shares of our common stock that would be issuable upon conversion of the debentures, including accrued interest and the debentures converted, based on prices that are 25%, 50% and 75% below the August 27, 2007 closing price of our stock of $0.68:

% Below August 27, 2007	Conversion Price Per Share	Number of Shares	% of Outstanding Stock After
closing price	(95% of closing price)	Issuable	Conversion (1)
25%	$0.4845	15,165,249	11.07%
50%	$0.3230	22,747,873	15.73%
75%	$0.1615	45,495,746	27.18%

(1)    Assumes 121,878,623 shares of common stock outstanding immediately prior to conversion and does not include other shares that may be held by Cornell in addition to the shares here assumed to be converted.

As illustrated, the number of shares of common stock issuable upon conversion of our secured convertible debentures will increase if the market price of our stock declines, which will cause greater dilution to our current stockholders.

The continuously adjustable conversion price feature of our Debentures may encourage investors to make short sales of our common stock, which could depress the price of our common stock.

The Debentures are convertible into shares of our common stock at a 5% discount to the lowest volume weighted average price of our common stock during the 30 trading days immediately preceding the conversion date, provided that the conversion price cannot be lower than $0.05. The significant downward pressure on the price of the common stock as Cornell converts and sells material amounts of common stock could encourage short sales by investors. This could place further downward pressure on the price of the common stock, which in turn would lead to further dilution. In addition, not only the sale of shares issued upon conversion or exercise of debentures or warrants, but also the mere perception that these sales could occur, may adversely affect the market price of the common stock.

There are a large number of shares underlying our convertible debentures and warrants that may be available for future sale. Our existing stockholders will experience immediate and substantial dilution resulting from the issuance of these shares and the sale of these shares may depress the future market price of our common stock.

As of August 27, 2007, we had 121,878,623 shares of common stock issued and outstanding; we have convertible debentures outstanding, including accrued interest, convertible into 16,217,414 shares of common stock; and warrants outstanding for up to 26,837,699 shares of common stock. The number of shares of common stock issuable upon conversion of the convertible debentures or upon the exercise of warrants may increase if the market price of our stock declines, or if we issue shares of common stock or securities convertible into common stock at an effective price per share less than the conversion prices of the convertible debentures or the exercise prices of the warrants, as the case may be. See “Management’s Discussion and Analysis - Liquidity and Capital Resources - Financings.”

Cornell has a general security interest in our assets and the assets of our subsidiaries. If we were to default under the terms of the secured convertible debentures issued to Cornell, Cornell would have the right to foreclose on these assets. We have had defaults in the past, which required waivers from Cornell.

We entered into a securities purchase agreement with Cornell pursuant to which we agreed to issue and sell to Cornell 5% and 10% Debentures and warrants, subject to adjustment. The debentures are collateralized by a general security interest in all of our assets. If we were to default under the terms and conditions of the debentures or related security agreements with Cornell, Cornell would have the right to accelerate any indebtedness outstanding and foreclose on our assets and the assets of our subsidiaries in order to satisfy our indebtedness. Such a foreclosure could have a material adverse effect on our business, liquidity, results of operations and financial position. We have had defaults in the past pursuant to the Cornell security agreements, which has required us to seek waivers of such defaults from Cornell. Cornell is not required to waive such defaults and may not agree to do so in the future if we experience additional defaults.

Our failure to withhold for or pay federal and state employment and income taxes associated with the vesting or issuance of shares of restricted stock granted to our employees may result in significant liabilities for which we may not have sufficient cash to satisfy.

During the fiscal year ended May 31, 2007, we did not withhold for or pay federal or state employment or income taxes associated with the vesting dates for restricted stock set forth in employment agreements for three executive officers, or associated with the grants of shares to two of these executive officers during their employment periods for consulting and director services. We also did not withhold or pay employment or income taxes for common stock issued to a non-executive employee during the fiscal year ended May 31, 2007.

The failure to withhold for or pay these taxes has resulted in an increase in other accrued liabilities of $2,417,000 associated with the employees’ and employer’s combined required withholding, taxes and penalties, with the employees’ portion being an obligation of our company to the extent not satisfied by the employees. We have recorded corresponding amounts due from related parties of $1,993,000 for the employees’ obligations.

As of June 30, 2007 (the last vesting date set forth in the contracts which has occurred to the date of this report), to the extent the vesting dates are deemed to be valid and non-rescindable, the total amounts due associated with the employees’ and employer’s combined portion of the required withholding is estimated to be $2,417,000. We do not presently believe any further penalties would accrue after May 31, 2006, although interest will continue to accrue until the amounts due are paid.

The employees have informed us that they intend to satisfy their contractual obligations to provide funds for our required payroll tax payments through sales of the underlying securities, once they may do so in accordance with applicable securities laws. The shares of stock subject to all of these awards other than the consultant grants, which have been previously registered, were registered for the first time on the October 30, 2006 registration statement. Following registration or the availability of an exemption from registration, market conditions may limit the number of shares that may be sold and the proceeds to the employees from such sales. We may be obligated to pay such tax liabilities before the employees have been able to sell their shares, and the sales prices the employees receive may be less than their tax liability.

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

We will become subject to Sections 78.411 and 78.444 of the Nevada General Corporation Law (the “NGCL”) if we ever have 200 or more stockholders of record. Such statutes would prevent us from engaging in any “business combination” (as such term is defined in Section 78.416 of the NGCL, described in “Description of Capital Stock” herein) with any interested stockholder for a period of three years following the date that the stockholder became an interested stockholder unless:

(1)          prior to that date, our board of directors approved either the business combination or the transaction that resulted in the stockholder becoming an interested stockholder;

(2)          upon consummation of the transaction that resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the voting stock of the corporation outstanding at the time the transaction commenced, excluding those shares owned by persons who are directors and also officers, and by employee stock plans in which shares held subject to the plan will be tendered in a tender or exchange offer; or

(3)          on or subsequent to that date, the business combination is approved by our board of directors and is authorized at an annual or special meeting of stockholders, and not by written consent, by the affirmative vote of at least two-thirds of the outstanding voting stock not owned by the interested stockholder.

Our success depends on our ability to retain our key personnel.

Our success is dependent upon the efforts of key members of our management, including our president and chief executive officer, David Saltman, our chief operating officer, David Field, and our chief financial officer, Aidan Shields. The loss of these persons, or other key employees, could have a material adverse effect on us. Our future success is likely to depend substantially on our continued ability to attract and retain highly qualified personnel. The competition for such personnel is intense, and our inability to attract and retain such personnel could have a material adverse effect on us. We do not maintain life insurance on any of our personnel.

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

In March and April, 2006, we completed the acquisitions of Solar Roofing Systems, Inc. and Connect Renewable Energy, Inc. In December of 2006 we acquired WaterEye. In addition, we expect to consider future opportunities to acquire or make investments in other technologies, products and businesses that could enhance our capabilities, complement our products, or expand the breadth of our markets or customer base. We have limited experience in acquiring other businesses and technologies. Potential and completed acquisitions and strategic investments involve numerous risks, including:

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

We face new corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations subsequently adopted by the SEC and the Public Company Accounting Oversight Board. These laws, rules and regulations continue to evolve and may become increasingly stringent in the future. In particular, under rules adopted by the SEC, we will be required to include management’s report on internal controls as part of our annual report for the fiscal year ending May 31, 2008 pursuant to Section 404 of the Sarbanes-Oxley Act. Furthermore, under the proposed rules an attestation report on our internal controls from our independent registered public accounting firm will be required as part of our annual report for the fiscal year ending May 31, 2009. We are in the process of evaluating our control structure to help ensure that we will be able to comply with Section 404 of the Sarbanes-Oxley Act. The financial cost of compliance with these laws, rules and regulations is expected to be substantial. We cannot assure you that we will be able to fully comply with these laws, rules and regulations that address corporate governance, internal control reporting and similar matters. Failure to comply with these laws, rules and regulations could materially adversely affect our reputation, financial condition and the value of our securities.

Because our common stock is subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions, and trading activity in our securities may be adversely affected.

Transactions in our common stock are currently subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934. Under these rules, broker-dealers who recommend our securities to persons other than institutional accredited investors must:

•                                     make a special written suitability determination for the purchaser;

•                                     receive the purchaser’s written agreement to a transaction prior to sale;

•                                     provide the purchaser with risk disclosure documents which identify certain risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as a purchaser’s legal remedies; and

•                                     obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed.

As a result of these rules, broker-dealers may find it difficult to effect customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and you may find it more difficult to sell our securities.

ITEM 2. DESCRIPTION OF PROPERTY

We lease three manufacturing facilities: a 9,950 square foot facility and a 30,000 square foot facility in Aurora, Ontario (outside of Toronto), and an 8,000 square foot facility in Grass Valley, California. We also lease facilities in Solana Beach, California totaling 2,800 square feet for our corporate headquarters, as well as a 2,500 square foot research and development facility in Grass Valley, California. Additionally, we lease 2,400 square feet related to warehouse space in Grass Valley for tile and glass related inventory. We consider these facilities adequate to meet our current needs. See “Management’s Discussion and Analysis - Liquidity and Capital Resources - Significant Plant and Equipment Expenditures.”

ITEM 3. LEGAL PROCEEDINGS

Pursuant to an acquisition of certain assets and liabilities from Connect by Computer LLC (CBC), an entity wholly-owned by Ronald Gangemi, CRE assumed CBC’s and Mr. Gangemi’s liability under a lawsuit filed by McDonough, Holland & Allen PC on July 15, 2005 in the Superior Court for the County of Sacramento, California (Action No. 05AS03127). The Complaint alleges that Mr. Gangemi owes McDonough, Holland & Allen PC unpaid legal fees in the principal sum of $112,000, together with interest thereon from December 31, 2003. On January 11, 2006, the Superior Court for the County of Sacramento moved the claim to arbitration. We believe that we have valid defenses against this claim and plan to defend against it.

Lawsuit - Mitchell Organization LTD

In March 2006, the Company was first served with process regarding a civil action commenced on December 15, 2005, by Mitchell Organization Ltd. and Brian Wilkinson against the Company in Canada in the Court of Queen’s Bench of Alberta, Judicial District of Calgary (Action No. 0501-17623). The Statement of Claim alleged that the Company entered into an agreement pursuant to which the Company agreed to issue 250,000 shares of its stock to Mr. Wilkinson in exchange for his providing consulting services. As relief, the claim sought the issuance of 250,000 shares.

In May 2006, legal proceedings between Open Energy Corporation and the Mitchell Organization et al were settled. To resolve all differences without admission of liability, the Company agreed to pay 100,000 Canadian Dollars and issue 75,000 shares of its restricted stock. A contingent liability reflecting the terms of the settlement was accrued in May 2006. The settlement was signed in August of 2006, the consideration has been paid and the stock was issued.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the National Association of Securities Dealers, Inc. Over-the-Counter Bulletin Board, or the OTCBB. It has been quoted under the symbol “OEGY.OB” since April 21, 2006. Before that, it was quoted under the symbol “BBSE.OB.” The following is a summary of the high and low closing prices of our common stock on the OTCBB during the periods presented. Such prices represent inter-dealer prices, without retail mark-up, mark down or commissions, and may not necessarily represent actual transactions. Trading in our common stock has not been extensive in all the periods presented below, and such trades may not constitute an active trading market in all the periods presented below.

	High	Low
Year Ended May 31, 2007
First Quarter	$1.59	$0.60
Second Quarter	0.95	0.48
Third Quarter	0.66	0.30
Fourth Quarter	0.59	0.30

Year Ended May 31, 2006
First Quarter	$1.38	$0.55
Second Quarter	2.50	1.44
Third Quarter	2.32	1.55
Fourth Quarter	1.89	1.20

On August 27, 2007, the closing sales price for our common stock was $0.68, as reported on the website of the OTCBB. As of August 27, 2007, there were 92 stockholders of record of the common stock (which does not include the number of persons or entities holding stock in nominee or street name through various brokerage firms).

Dividends

Since inception, we have not declared or paid any dividend on our common stock. We do not anticipate that any dividends will be declared or paid in the foreseeable future on our common stock. In addition, our security agreements with Cornell and other investors currently restrict or limit our ability to enter into other credit or borrowing arrangements and restrict or limit our ability to pay common stock dividends to our stockholders.

Recent Sales of Unregistered Securities

During the year ended May 31, 2007, we issued the following securities without registration under the Securities Act that were not previously disclosed on Form 10-QSB or Form 8-K.

On September 20, 2006, Coach Capital LLC, Eversource Group Limited and Nadelson Internacional S.A. converted an aggregate of $3,750,000 principal amount of 0% Debentures, representing the entire principal amount of 0% Debentures that were issued to them at $0.5833 per share, and the Company correspondingly issued 2,571,576 shares of its common stock to Coach Capital LLC, 2,571,576 shares of common stock to Eversource Group Limited and 1,285,788 shares of common stock to Nadelson Internacional S.A.

As of January 15, 2007, the remaining 0% Debentures held by Bank Sal. Oppenheim jr. & Cie. (Schweiz) AG were convertible into 5,217,391 shares of the Company’s common stock at $0.2875 per share, subject to certain restrictions, and subject to adjustment as described above. On February 22, 2007, Bank Sal. Oppenheim jr. & Cie. (Schweiz) AG converted the remaining $1,500,000 principal amount of 0% Debentures at $0.2875 per share and the Company correspondingly issued 5,217,391 shares of its common stock.

During the fiscal year ended May 31, 2007 Cornell converted the following principal amounts of 5% Debentures, and the Company has correspondingly issued the following shares of common stock to Cornell, all of which were included in the SB-2 registration statement:

		Shares of
	Principal	Common
Conversion Date	Amount	Stock
August 22, 2006	$200,000	342,877
September 5, 2006	800,000	1,371,507
December 22, 2006	200,000	695,652
January 12, 2007	200,000	695,652
January 24, 2007	200,000	695,652
March 29, 2007	200,000	670,241
April 13, 2007	800,000	2,751,978
May 15, 2007	600,000	2,063,983
May 16, 2007	200,000	687,994
May 22, 2007	1,100,000	3,670,337
May 31, 2007	305,000	969,793
	$4,805,000	14,615,666

On May 22, 2007, Cornell exercised warrants associated with the 5% Convertible Debentures and the Company issued 1,000,000 shares of common stock.

Pursuant to a license agreement with Dr. Melvin L. Prueitt, we granted Dr. Prueitt 100,000 shares of common stock in July, 2006. The shares were issued as restricted securities exempt from registration pursuant to Section 4(2) of the Securities Act, and an appropriate legend was placed on the stock certificate. On December 29, 2006, 100,000 shares of common stock previously issued in connection with the technology license agreement related to the Suncone™ CSP technology were returned to the Company and cancelled.

On June 15, 2007, the Company entered into a Note and Warrant Purchase Agreement with an accredited investor for the private placement of a $950,000 promissory note (the “6/15/07 Note”) and a related warrant to acquire up to 4,000,000 shares of common stock (the “6/15/07 Warrant) for a purchase price of $750,000. In connection with the transactions, the Company’s Chief Executive Officer, entered into a Stock Pledge Agreement pursuant to which certain of his shares of the Company’s common stock were pledged to secure the performance of the 6/15/07 Note, and he agreed to guaranty any deficiency above and beyond the value of the shares. In the event of a default with respect to the 6/15/07 Note, the investor may (i) foreclose on the common stock pledged or (ii) convert all unpaid amounts due under the 6/15/07 Note into (A) a convertible debenture which is convertible into shares of common stock of Open Energy and  (B) a warrant exercisable for shares of common stock.

The maturity date of the 6/15/07 Note is October 15, 2007, which may be extended for one month at the Company’s option. If extended or if the Company is in default under the terms of the 6/15/07 Note, the amount due to the investor is increased by $50,000 to $1,000,000. In the event of a default, any amounts then owed shall bear interest at the rate of 18% per annum. The Company has the option to prepay the note in whole or in part without penalty prior to the maturity date.

The 6/15/07 Warrant is exercisable for three years, and is subject to anti dilution provisions and a floor exercise price of $0.05 per share. If issued, the convertible debenture will accrue interest at a rate of 10% per annum, with accrued interest due and payable on June 15, 2008 and will be convertible into shares of the Company’s common stock at an initial price of $0.50 per share, which is subject to adjustment. The Investor may not convert if the conversion shares issued would result in the Investor beneficially owning greater than 4.99% of the Company’s outstanding common stock.

On August 31, 2007, Open Energy Corporation entered into a securities purchase agreement with an accredited investor for the private placement of a convertible promissory note in the principal amount of $1,000,000 (the “8/31/07 Note”) and a related warrant to acquire up to 1,200,000 shares of common stock (the “8/31/07 Warrant”) for a purchase price of $950,000. The 8/31/07 Note matures six months after August 31, 2007 but the Company has the right to prepay it in whole or in part without penalty prior to the maturity date. Commencing on the maturity date, the 8/31/07 Note accrues interest at the rate of 10% per annum. The principal and accrued interest are convertible into common stock of the Company at $0.50 per share. However, the Investor may not convert if the conversion shares issued would result in the Investor beneficially owning greater than 4.99% of Open Energy’s outstanding common stock.

In the event of default, the 8/31/07 Note will accrue interest at a rate of 10% per annum and the Investors may convert any or all of the outstanding principal and interest into common stock at a fixed conversion price equal to 30% of the Volume Weighted Average Price on the closing date. In no event shall the conversion price be lower than $0.05.

The 8/31/07 Warrant is exercisable for sixty (60) months after August 31, 2007. The exercise price is the greater of  $0.55 per share or the closing bid price of the stock on the last trading day preceding the closing date plus five cents,  subject to adjustments and anti dilution provisions which include a price floor of $0.05 per share.

We plan to raise additional debt and/or equity financing to pay the 6/15/07 Note and the 8/31/07 Note. Please see “Liquidity and Capital Resources – Management Discussion and Analysis.”

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Description and Overview

Open Energy Corporation is a renewable energy company focused on the development and commercialization of a portfolio of solar products and technologies capable of delivering competitive power, fresh water and related commodities for a wide range of residential, commercial and industrial applications. Our mission is to harness the power of the sun to meet the growing resources demands of sustainable 21st century development.

In March and April 2006, the Company acquired two privately-held companies engaged in the manufacturing and distribution of building-integrated Photovoltaic (“PV”) roofing products. Solar Roofing Systems, Inc. (“SRS”) based in Aurora, Ontario, Canada, developed a proprietary building integrated roofing material incorporating high-efficiency crystalline PV cells in a single-ply roofing membrane designed primarily for commercial and industrial buildings. Connect Renewable Energy, Inc. (“CRE”) based in Grass Valley, California, developed roofing tiles designed to match the colors and edge profiles of tiles traditionally used in residential housing construction. In addition, CRE developed a solar architectural glass product. These three product lines are now being sold under the trade name “SolarSave™.”

On December 22, 2006, the Company acquired WaterEye Corporation, a Delaware corporation (“WaterEye”), via a merger of WaterEye with and into the Company’s wholly-owned subsidiary, Open Energy/WE Acquisition Corporation, a Nevada corporation. Prior to such merger, WaterEye was a privately held corporation engaged in the design and installation of hardware/software that monitors the quality, safety, and security of water supply and wastewater treatment systems.

We also hold an exclusive worldwide license to a technology referred to as SunCone™ CSP (concentrating solar power). The SunCone™ CSP system utilizes non-imaging optical cones to concentrate sunlight on rods at the base of each cone. Fluid flows through these rods and is heated to several hundred degrees centigrade. This superheated fluid can then be used to generate steam and produce electricity or to purify salt or brackish water. Initial testing of the first prototype system was successful, and we are currently working to commercialize this technology. Through extensive computer modeling and re-engineering, the Company has developed numerous improvements to the first prototype, which utilized aluminized mylar film suspended in tension to create the Suncone collector. The current design incorporates a more durable hard shell structure, one which we believe can withstand higher wind forces and will be less expensive to manufacture, install and service.

With these improvements and the Company’s own patent filings, Open Energy will no longer be required to pay a royalty fee going forward to Dr. Prueitt, and will accrue significant potential savings over the life of the product. Therefore, as of the quarter ended November 30, 2006, the Company wrote off the carrying value pertaining to the Pruitt license agreement. Dr. Pruitt remains a senior scientific advisor to the company, and his ray tracing programs have been utilized to determine the optimum geometries of the new cone design.

We recently reformulated our overall corporate strategy based on three primary factors concerning our products and industry:

1)              We have proprietary building-integrated PV products that can be sold, installed and serviced through the building trades;

2)              With the recent influx of capital and explosion in PV capacity, the solar industry is becoming increasingly commoditized and Open Energy determined it would be extremely difficult to compete as a manufacturer; and

3)              Solar installations are increasingly being financed through power purchase agreements.

These business realities motivated our company to re-evaluate our corporate strategies and undertake several key initiatives:

1)     Utilize the traditional building trades as solar installers. In March of 2007, we signed a joint marketing and distribution agreement with Eagle Roofing Company, the largest concrete tile manufacturer in North America. A similar initiative is now underway for the membrane product.

2)     Outsource high volume products’ manufacturing in order to remain competitive. In May of 2007, Open Energy and Suntech Power Holdings Co., Ltd. (NYSE:STP), signed a letter of intent for broad initiatives targeting the expansion of BIPV product sales in North America. Suntech will supply their high-efficiency polycrystalline cells and provide cost effective, high quality production of the SolarSave™  PV Tile product. The companies will market each other’s portfolio of products in the U.S. Under the terms of the LOI, Suntech will be granted the right to acquire up to 5% of the outstanding shares of Open Energy. This relationship, as well as others under discussion, will give Open Energy the ability to deliver high quality products in very large volumes to meet the demands of the building and construction channels.

3)     Offer financed solutions through long-term power purchase agreements. Launch Open Energy Solar Solutions using BIPV products. In general, homeowners, commercial tenants and industrial operations do not buy power generating systems. They pay for power through their monthly utility bills. Until recently, solar electric systems were very expensive, although state rebates, federal tax incentives and other government programs~~,~~ have reduced the costs of solar electricity. Open Energy has developed a unique financial solution to the dilemma. Together with a tax equity partner, we will install our products in “solar communities.”  We will coordinate the engineering, equipment procurement and construction of each project. We will contract with third parties to maintain the rooftop systems, to read the meters, and to bill the customers. The equity investor will receive a secure internal rate of return and the benefits of the 30% Federal tax credit and 5-year accelerated depreciation under the 2005 U.S. Energy Bill. The builders will reduce their construction costs and, hopefully, sell their homes more quickly. The homeowner will be guaranteed a reduced monthly utility bill and receive the benefits of incremental home value at no additional expense or tax impact. Open Energy will sell more products and participate in the long term revenue streams.

The foregoing three initiatives (utilization of the building trades, outsourcing manufacturing, and providing financed solutions) will allow Open Energy to concentrate on its core competencies as a leading edge designer of innovative products and technologies, and as a customer-centric marketer of renewable energy solutions. Our value will be in owning the customer. We will remain technology agnostic. As thin film, nano-materials, vapor deposition and other innovations become commercially viable on a cost per installed watt basis, we will utilize them to develop commercial products and bring them to market. Unlike many of our competitors, we are not wed to a particular product or distribution channel. We do not spend extensively on research, or carry expensive operational overhead. We are virtually not vertically integrated. This is how we intend to be successful in the rapidly changing business environment of renewable energy.

We are currently evaluating alternatives to determine how to optimize capabilities at our Aurora, Ontario, Canada and Grass Valley, California locations. Open Energy will concentrate on its core competencies as a leading edge designer of innovative products but will outsource the majority of its high volume manufacturing in order to remain competitive. No decision or dates have yet been established to discontinue operations at any location and both are currently components of the Company’s goal of executing on the opportunities provided by our strategic alliance with Eagle Roofing Products.

During fiscal 2007, the Company has significantly underperformed versus expectations for both its SRS and CRE acquisitions, and it has become clear that the Company does not have the resources to be a low cost high volume manufacturer. As a result, the Company has decided that indicators of impairment could exist for certain purchased assets and goodwill associated with its SRS and CRE acquisitions. The company has performed annual impairment tests of the carrying value of goodwill and intangibles of its SRS and CRE acquisitions as required under SFAS NO. 142 and SFAS NO. 144, respectively. The tests determined that indications of impairment existed for certain purchased intangible assets and goodwill associated with its acquisition of SRS. Based on these assessments, the company recorded charges in SRS of $3.5 million and $2.7 million to write-down the value of intangible assets and goodwill, respectively (see note 4 of the Notes to Consolidated Financial Statements).

In addition, the Company has learned that web based monitoring in the solar industry is heavily subsidized by the inverter manufacturers and the Company has made the decision to utilize these subsidized offerings rather than expend the funds necessary to offer a WaterEye monitoring product customized for the solar industry. As a result, we have taken a goodwill write-off of $2.5 million. While it is our intention to modify the WaterEye software to provide real time monitoring for future installations of our Suncone™ CSP product that is in development, this product is not yet commercialized and we are not actively marketing the original WaterEye product for water treatment monitoring.

Open Energy has temporarily suspended shipments on its existing membrane product due to a corrosion issue that we are currently working to resolve. Coincidently, we are also working on a combination of product enhancements and incorporating PV cells from alternate manufacturers. As a result, we have recorded a valuation allowance totaling $2.88 million related to the finished goods product in inventory, as well as the potential cost of replacing product under warranty. The Company is currently developing its next generation commercial product.

Limited Operating History

There is limited historical financial information about our company upon which to base an evaluation of our future performance. Our company has generated limited revenues from operations. We cannot guarantee that we will be successful in our business. We are subject to risks inherent in a fast growing company, including limited capital resources, possible delays in product development and manufacturing, and possible cost overruns due to price and cost increases. There is no assurance that future financing will be available to our company on acceptable terms. Additional equity financing could result in dilution to existing stockholders.

Results of Operations – Fiscal Year Ended May 31, 2007

The following table sets forth the Company’s consolidated statement of operations data for the year ended May 31, 2007. During the fiscal year ended May 31, 2006, we had not yet begun significant manufacturing operations, nor did we generate significant revenues. Thus a prior period comparison is not meaningful.

Summary Statement of Operations (in thousands):

	Twelve Months Ended May 31,
	2007	2006
Revenues, net	$4,292	$152
Gross profit (loss)	(4,788)	(4)
Operating expenses:
Selling, general and administrative	17,084	8,638
Research and development	513	2,530
Impairment of intangibles and goodwill	10,540	—
Impairment of note receivable	683	—
Total operating expenses	28,820	11,168
Loss from operations	(33,608)	(11,172)
Total other income (expense)	(9,206)	(1,037)
Loss from continuing operations before income taxes	(42,814)	(12,209)
Loss from discontinued operations	—	(849)
Income tax benefit	3,262	885
Net loss	$(39,552)	$(12,173)

Revenues

For the year ended May 31, 2007, revenues for SolarSave™ Tile and SolarSave™ Membrane products and WaterEye water monitoring subscriptions totaled $4,292,000, falling significantly short of previous revenue forecasts. Revenues were significantly below our initial financial projections primarily due to a manufacturing and cell procurement cost structure that was too high relative to the competition and which forced us to price our products at a premium. In addition, our initial sales strategy for our SolarSave™ Tile of selling through solar integrators resulted in a sales cost structure that compounded the price disadvantage. Finally, the California Solar Initiative Handbook released in April 2007 specifically excluded BIPV solar products, such as ours, for existing residential homes from receiving the California rebates. In July 2007, a proposal was made by the California Public Utility Commission to reverse this decision, but the proposal has not yet been formally approved.

As of May 31, 2007, our backlog of SolarSave™ Tile orders totaled approximately $2.7 million, of which a majority is expected to be filled during the fiscal year ending May 31, 2008. Our future revenues will depend not only on successful sales efforts, but also on our ability to successfully outsource our manufacturing, our ability to procure PV cells, and our ability to secure sufficient equity financing. In the next several months, revenues are expected to remain constrained until Suntech and/or alternative suppliers begin production of our SolarSave™ Tile product, and shipment of our SolarSave™ Membrane can be resumed.

Cost of Revenues

For the year ended May 31, 2007, cost of sales was $9,080,000, resulting in a gross loss of $4,788,000. The cost of sales includes charges for $1,370,000 of inventory reserves for SRS in Canada, a $547,000 charge to adjust CRE inventory to the lower of cost or market and a charge for SRS warranty reserves totaling $1,520,000. The remaining $5,643,000 of cost of sales exceeded revenues due to an underutilization of manufacturing capacity and the resulting under-absorption of labor and overhead expenses due to lower than anticipated sales volume. The inventory and warranty reserves for SRS are primarily related to the estimated costs to correct the corrosion issues with the membrane product for both on-hand inventories and existing installations.

A substantial part of cost of sales for the SolarSave™ Tiles and the SolarSave™  Membranes consisted of Sunpower PV cells. Due to the high cost and limited supply of Sunpower cells, among other factors, we are currently in the process of switching cell suppliers. The cost of PV cells is currently volatile. Any component price increases could negatively affect our gross profit margins in the near future. The Company signed a letter of intent with Suntech in China, whereby Suntech will both manufacture the laminates and conduct final assembly consisting of gluing the laminates into the frame, securing the output tabs, and installing the junction boxes. In addition, the Company is currently in negotiations with Suntech to provide volume manufacturing of a standard size architectural glass panel with more specialized design and custom manufacturing being planned for our Grass Valley facility. Our plan is to reduce our cost of sales by outsourcing to a vendor that can manufacture our products in high volumes at a lower cost.

Operating Expenses

Selling, general and administrative

Selling, general and administrative expenses for the year ended May 31, 2007 were $17,084,000. Net of non-cash stock-based compensation and other expenses, SG&A expenses were $9,664,000. Legal, professional and consulting fees were approximately $2,249,000 for fiscal 2007. The legal and professional fees were primarily related to our financing activities, our registration statement that went effective October 2006, the acquisition of WaterEye, and SEC reporting requirements. Cash-based management fees, wages and salaries were approximately $3,536,000 for fiscal 2007. The 2007 period included $7,421,000 in non-cash compensation for stock grants to key management, directors, and consultants. Depreciation and amortization were $151,000 and $1,350,000 respectively. General administrative, insurance, facilities, and travel for fiscal 2007 were $1,752,000. Advertising expenses, which include investor relations expenses, were $626,000 for fiscal 2007. These expenses were related to the branding of the Open Energy Corporation name, participation in trade shows, and the marketing of the SolarSaveTM solar roofing tiles, roofing membranes, and architectural glass.

Research and Development

For the year ended May 31, 2007, research and development expenses were $513,000. In fiscal 2008, the Company anticipates an increase in research and development expenses related to the commercialization of SunConeTM CSP, and the ongoing development of its SolarSaveTM solar roofing tiles, roofing membrane, and architectural glass, and new product development.

As discussed above, the first prototype SunConeTM CSP was designed, built, and tested for efficiency, power output and other technical specifications. This initial testing was successful, and we are now moving forward to design and engineer a commercial product. The Company has developed numerous improvements to the first prototype, which utilized aluminized Mylar film suspended in tension to create the Suncone collector. The current design incorporates a more durable hard shell structure, one which our design team believes can withstand higher wind forces and will be less expensive to manufacture, install and service. Further work will be required to design a commercial system capable of interfacing with an off-the-shelf steam turbine to produce electricity and/or to interface with either flash distillation or membrane filtration equipment in order to produce potable water from salty or brackish sources. This next phase of development will require additional time, capital and other resources in order to complete.

In addition, the SolarSaveTM solar roofing tiles, roofing membranes, and architectural glass will require ongoing development in order to achieve and retain market share. In the case of the solar roofing tiles, we are developing various color systems and edge profiles. The power output of the solar roofing membranes can be improved by designing a system on a tilt, and can be improved visually by imprinting colors and patterns on their top surfaces, and improved technically by utilizing different materials, including new PV technologies as they become available. During our production ramp-up, additional improvements may be made to the manufacturing processes, which could require additional research and development expenditures.

Impairment of intangibles and goodwill

In fiscal 2007, the Company recorded an impairment of intangibles and goodwill of $10,540,000 that was primarily related to the impairment of intangibles and goodwill in SRS of $3,500,000 and $2,731,000, respectively, and an impairment of goodwill in Water Eye of $2,525,000. In addition, the Company wrote-off the full unamortized amount of $1,694,000 of the SunConeTM CSP license agreement.

Write-off  of note receivable

In fiscal 2007, the Company wrote off its note receivable from Goldstar of $683,000, including accrued interest totaling $33,000.

Other (expense)

In fiscal 2007, Other (expense) was $9,206,000. Interest expense was $8,924,000 in fiscal 2007, of which $8,211,000 was due to warrant repricings and non-cash interest expense related to amortization of the warrants, beneficial conversion feature and original issue discount associated with the 0%, 5% and 10% Debentures.

Net Loss

Our net loss was $39,552,000 for fiscal 2007, of which, $10,540,000 was the write-off and impairment of intangibles and goodwill,  $7,418,000 was stock-based compensation, $243,000 was depreciation, $1,350,000 was amortization, and $8,211,000 was non-cash interest expense. The significant increase in our increased net loss is directly related to lower than anticipated sales volume, under-utilization of manufacturing facilities and the resulting higher than forecasted cost of sales. The Company believes that if adequate financing can be secured, sales will increase as a result of its new sales and marketing strategies. To date, the Company has been unable to sell its products in quantities sufficient to be operationally profitable and is unsure if or when it will become profitable.

Liquidity and Capital Resources

As of May 31, 2007, we had cash and cash equivalents of $319,000, and negative working capital of $8,492,000. During the year ended May 31, 2007, we funded our operations from private sales of equity and debt securities. We have no unused sources of liquidity. We believe our current cash will only provide sufficient working capital to fund our operations through September 2007. Thus, additional equity or debt financing will need to be raised in the near future to implement our business strategy.

For the year ended May 31, 2007, we used $9,239,000 of cash in operations. Investment activities used $832,000 of cash during the year, which was primarily related to acquisition of property and equipment. Financing activities provided $7,639,000 of cash during the year, with $8,000,000 in gross proceeds from convertible debentures with warrants and $500,000 in proceeds from warrants that were exercised.

The cost of PV cells, which is the primary cost of sales for solar roofing products, is volatile. The Company is uncertain of the extent to which this will affect its working capital in the near future. The fluidity of the current cell supply from the Company’s current major cell suppliers could cause a disruption or a complete stoppage of the Company’s manufacturing operation putting even greater strain on its liquidity and cash flow needs.

Our current cash requirements are significant due to PV cell and tile laminate inventory purchases; a build-up in personnel to support the Eagle Roofing sales channel; delays in product shipments as a result of the shift to outsourcing and the suspension of membrane product shipments; research and development expenses; and other operational expenses. We expect to continue to use significant sources of cash to fund our operations during fiscal 2008.

The Company has incurred losses since its inception totaling approximately $52,453,000 through May 31, 2007. The Company has been unable to sell its products in quantities sufficient to be operationally profitable and is unsure if or when it will become profitable. To date, the Company has been unable to meet forecasted sales and margin projections and as a result has experienced significant negative cash flow for an extended period of time. Based on its current cash usage rate, the Company estimates that it currently has adequate cash to fund operations only through the end of September 2007. The ability of the Company to continue as a going concern is dependent on obtaining additional financing to support its production and working capital requirements. Management is pursuing a number of possible debt and equity financing opportunities in an effort to address these requirements. However, the Company cannot currently predict the likelihood of being able to raise additional debt or equity financing in an amount, nature or on terms that would be acceptable to the Company and the Company currently does not have any commitments for future debt and/or equity financing. If the Company is unable to obtain additional financing prior to the end of September 2007, the Company may not have sufficient cash to satisfy all on-going and previously incurred liabilities and will have to substantially curtail or cease operations.

Significant Capital Expenditures

We anticipate that we will make limited capital expenditures over the next twelve months for manufacturing equipment and leasehold improvements.

Financings

0% Debentures

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

5% and 10% Secured Convertible Debentures and Related Warrants

In July 2006, the Company and Cornell agreed to amend the investment agreements relating to the debentures and warrants, effective as of their original issue dates, as follows:

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

In August 2006, the Company and Cornell agreed to further amend the investment agreements described above, effective as of their original issue dates, as follows:

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

Cornell has converted the following principal amounts of 5% Debentures, and the Company has correspondingly issued the following shares of common stock to Cornell, all of which were included in the SB-2 registration statement:

		Shares of
	Principal	Common
Conversion Date	Amount	Stock
August 22, 2006	$200,000	342,877
September 5, 2006	800,000	1,371,507
December 22, 2006	200,000	695,652
January 12, 2007	200,000	695,652
January 24, 2007	200,000	695,652
March 29, 2007	200,000	670,241
April 13, 2007	800,000	2,751,978
May 15, 2007	600,000	2,063,983
May 16, 2007	200,000	687,994
May 22, 2007	1,100,000	3,670,337
May 31, 2007	305,000	969,793
	$4,805,000	14,615,666

On March 30, 2007, Open Energy Corporation entered into an agreement with Cornell Capital Partners, L.P. for the private placement of (i) a Convertible Secured Debenture in the original principal amount of $3,000,000 and (b) a Warrant to purchase up to 6,000,000 shares of our common stock, par value $0.001 per share, which were issued and sold for an aggregate purchase price of $3,000,000. We received gross proceeds of $3,000,000, before expenses, from the financing transaction, which we expect to use for general corporate and working capital purposes. The Debenture accrues interest at a rate of 10% per annum and matures on one year from the issuance date. No payments of interest or principal are due under the Debenture until maturity. Subject to limitations contained in the Debenture for the maximum amount that may be converted, the Debenture is convertible at any time at Cornell’s option into shares of our common stock at a conversion rate which is calculated by dividing (i) the amount of the outstanding and unpaid principal and interest of the Debenture to be converted into shares of common stock by (ii) the conversion price of $0.50. The conversion price is subject to adjustment in the event we issue shares of common stock for a consideration per share less than the conversion price in effect immediately prior to such issuance or sale, except for issuances in connection with an approved stock plan, the conversion, exchange or exercise of an outstanding security, an acquisition, or conversion of the Debenture. The Warrant issued to Cornell has an initial exercise price of $0.50 per share, subject to adjustment, and a term of five years from the issuance date.

On May 21, 2007, the Company entered into a Letter Agreement (the “Amendment”) with Cornell Capital Partners, L.P. which amended certain terms of the secured convertible debentures issued by the Company to Cornell pursuant to a Securities Purchase Agreement dated March 30, 2006, as amended. Pursuant to the Amendment (i) the ownership cap set forth in Section 3(b)(i) of each debenture, which limits the holder’s ability to convert the debenture or receive shares of common stock as payment of interest on the debenture, was increased from 4.99% to 9.99%, and (ii) the Company permanently waived the conversion limitation set forth in Section 3(b)(ii) of each debenture, which would have limited the principal amount of the debenture that could be converted at the market conversion price in any 30-day period.

On June 15, 2007, the Company entered into a Note and Warrant Purchase Agreement with an accredited investor for the private placement of a $950,000 promissory note (the “6/15/07 Note”) and a related warrant to acquire up to 4,000,000 shares of common stock (the “6/15/07 Warrant”) for a purchase price of $750,000. In connection with the transactions, the Company’s Chief Executive Officer, entered into a Stock Pledge Agreement pursuant to which certain of his shares of the Company’s common stock were pledged to secure the performance of the 6/15/07 Note, and he agreed to guaranty any deficiency above and beyond the value of the shares. In the event of a default with respect to the 6/15/07 Note, the investor may (i) foreclose on the common stock pledged or (ii) convert all unpaid amounts due under the 6/15/07 Note into (A) a convertible debenture which is convertible into shares of common stock of Open Energy and  (B) a warrant exercisable for shares of common stock.

The maturity date of the 6/15/07 Note is October 15, 2007, which may be extended for one month at the Company’s option. If extended or if the Company is in default under the terms of the 6/15/07 Note, the amount due to the investor is increased by $50,000 to $1,000,000. In the event of a default, any amounts then owed shall bear interest at the rate of 18% per annum. The Company has the option to prepay the note in whole or in part without penalty prior to the maturity date.

The 6/15/07 Warrant is exercisable for three years, and is subject to anti dilution provisions and a floor exercise price of $0.05 per share. If issued, the convertible debenture will accrue interest at a rate of 10% per annum, with accrued interest due and payable on June 15, 2008 and will be convertible into shares of the Company’s common stock at an initial price of $0.50 per share, which is subject to adjustment. The Investor may not convert if the conversion shares issued would result in the Investor beneficially owning greater than 4.99% of the Company’s outstanding common stock.

On August 31, 2007, Open Energy Corporation entered into a securities purchase agreement with an accredited investor for the private placement of a convertible promissory note in the principal amount of $1,000,000 (the “8/31/07 Note”) and a related warrant to acquire up to 1,200,000 shares of common stock (the “8/31/07 Warrant”) for a purchase price of $950,000. The 8/31/07 Note matures six months after August 31, 2007 but the Company has the right to prepay it in whole or in part without penalty prior to the maturity date. Commencing on the maturity date, the 8/31/07 Note accrues interest at the rate of 10% per annum. The principal and accrued interest are convertible into common stock of the Company at $0.50 per share. However, the Investor may not convert if the conversion shares issued would result in the Investor beneficially owning greater than 4.99% of Open Energy’s outstanding common stock.

In the event of default, the 8/31/07 Note will accrue interest at a rate of 10% per annum and the Investors may convert any or all of the outstanding principal and interest into common stock at a fixed conversion price equal to 30% of the Volume Weighted Average Price on the closing date. In no event shall the conversion price be lower than $0.05.

The 8/31/07 Warrant is exercisable for sixty (60) months after August 31, 2007. The exercise price is the greater of  $0.55 per share or the closing bid price of the stock on the last trading day preceding the closing date plus five cents,  subject to adjustments and anti dilution provisions which include a price floor of $0.05 per share.

We plan to raise additional debt and/or equity financing to pay the 6/15/07 Note and the 8/31/07 Note. Please see “Liquidity and Capital Resources.”

On August 29, 2007, the Company entered into a Letter Agreement (the “Amendment”) with Cornell Capital Partners, L.P. which amended certain terms of the secured convertible debentures issued by the Company to Cornell pursuant to a Securities Purchase Agreement dated March 30, 2006, as amended. Specifically, the Company (i) agreed to consider registering 4,000,000 shares of common stock pursuant to Rule 462(b) of the 1933 Securities Act, as amended; however OEC will only register additional shares in an amount and at a price that together represent no more than 20% of the shares originally subject to the Initial Registration Statement that remain unsold; (ii) Cornell agreed to not request further registration until 90 days after the effective date of the new registration statement; (iii) their right of first negotiation was waived with respect to the Capital Raising Offer letter sent to Cornell August 6, 2007 and they provided their consent to complete the transaction; (iv) they consented to the Company increasing the number of shares allocated to Open Energy’s stock option plan by 8,000,000 for a total of 16,500,000; and (v)  Cornell confirmed that none of the previous debentures are in default.

Payroll Withholding Taxes

As discussed in Note 8 of the Consolidated Financial Statements, during the fiscal years ended May 31, 2006 and 2007, we did not withhold for or pay federal or state employment or income taxes associated with the vesting dates for restricted stock set forth in Mr. Saltman’s, Ms. Bostater’s or Mr. Britt’s’ employment agreements, or associated with the grants of shares to Mr. Saltman during his employment period for consulting and director services and Ms. Bostater during her employment period for consulting services. We also did not withhold or pay employment or income taxes for shares of common stock issued to a non-executive employee during the fiscal year ended May 31, 2006, and another employee during the fiscal year ended May 31, 2007.

Total accrued liabilities at May 31, 2007 associated with the employees’ and employer’s combined portion of required withholding, which is an obligation of our company to the extent not satisfied by the employees, are $2,417,000. We also may be subject to penalties and interest, currently estimated to be approximately $324,000 for the fiscal year ended May 31, 2007, which has been recorded as other expense. As of June 30, 2007 (the last vesting date set forth in the contracts which has occurred to the date of this report), to the extent the vesting dates are deemed to be valid and non-rescindable, the total liability for our Company’s portion of the required withholding taxes is estimated to be $100,000 and the total accounts payable associated with the employees’ combined portion of the required withholding is estimated to be $1,993,000. We do not presently believe any further penalties will accrue, although interest will continue to accrue until the amounts due are paid.

The employees have informed us that they intend to satisfy their contractual obligations to provide funds for our required payroll tax payments through sales of the underlying securities, once they may do so in accordance with applicable securities laws. We have recorded corresponding amounts due of $1,993,000 for the employees’ obligations.

The shares of stock subject to all of these awards were registered for the first time with the registration statement that went effective October 27, 2006. At this time, we cannot predict when shares may be sold by the employees as a means of generating funds to satisfy withholding obligations. Market conditions and SEC regulations may also limit the number of shares that may be sold and the proceeds to the employees from such sales. We may be obligated to pay such tax liabilities before the employees have been able to sell their shares, and the sales prices the employees receive may be less than the tax liability.

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

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). The Company generates revenue from the sale of PV roofing tiles, PV roofing membranes, balance of system products, and management system products to our dealers or other parties. The Company does not perform any installations of PV products. The Company does, however, install water monitoring systems and recognizes corresponding license/subscription revenue consistent with the requirements of AICPA Statement of Position (SOP) 97-2, Software Revenue Recognition. SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectibility is reasonably assured. Amounts billed or received from customers in advance of performance are recorded as deferred revenue.

Inventories

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

Evaluation of Long-lived Assets

The Company’s policy is to assess potential impairments to its long-lived assets when there is evidence that events or changes in circumstances have made recovery of the assets carrying value unlikely and the carrying amount on the asset exceeds the estimated undiscounted future cash flows. If such evaluation were to indicate a material impairment of these long-lived assets, such impairment would be recognized by a write down of the applicable asset to its estimated fair value under SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets.

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

Beneficial Conversion and Warrant Valuation

In accordance with EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios  and EITF No. 00-27,  Application of Issue No. 98-5 to Certain Convertible Instruments , the Company records a beneficial conversion feature (“BCF”) related to the issuance of convertible debt instruments that have conversion features at fixed rates that are in the money when issued, and the fair value of warrants issued in connection with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to warrants, based on their relative fair value, and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion feature. The discounts recorded in connection with the BCF and warrant valuation are recognized as non-cash interest expense over the term of the convertible debt, using the effective interest method.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements, as defined in Item 303(c)(2) of Regulation S-B promulgated under the Securities Act of 1933.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of May 31, 2007 and 2006

Consolidated Statements of Operations for the years ended May 31, 2007 and 2006

Consolidated Statements of Changes in Shareholders’ Equity for the years ended May 31, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended May 31, 2007 and 2006

Notes to the Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Open Energy Corporation

Solana Beach, California

We have audited the accompanying consolidated balance sheets of Open Energy Corporation and its subsidiaries as of May 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Open Energy Corporation as of May 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation, effective June 1, 2006, as a result of the adoption of Statement of Financial Accounting Standards No. 123R, Share-Based Payments.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s recurring losses from operations and working capital deficiency raise substantial doubt about its ability to continue as a going concern. Management’s plans as to these matters are described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP

San Diego, California

September 7, 2007

OPEN ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	May 31, 2007	May 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$319	$2,758
Accounts receivable, net of allowance for doubtful accounts of $138 at May 31, 2007	415	297
Inventories	1,857	2,932
Notes receivable	—	650
Prepaid expenses and other current assets	380	537
Total current assets	2,971	7,174

Fixed assets, net	1,298	581
Due from related parties	1,993	1,139
Deferred financing costs, net	93	144
Intangible assets, net	4,889	9,665
Goodwill	10,221	11,943
Total assets	$21,465	$30,646

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,687	$1,155
Notes payable, current maturities	325	320
Convertible debentures, net	1,778	—
Advances from related parties	312	314
Other accrued liabilities	6,164	2,232
Deferred revenue	1,197	142
Total current liabilities	11,463	4,163

Notes payable, net of current maturities	14	60
Convertible debentures, net of current maturities and debt discounts	4,178	3,823
Deferred tax liability	1,752	4,836
Total liabilities	17,407	12,882

Commitments and contingencies (Note 15)

Stockholders’ equity
Common stock, $0.001 par value; 1,125,000,000 shares authorized; 103,801,854 and 69,131,663 shares issued and outstanding at May 31, 2007 and 2006, respectively	104	69
Additional paid—in capital	56,407	30,589
Accumulated deficit	(52,453)	(12,901)
Other comprehensive income	—	7
Total stockholders’ equity	4,058	17,764

Total liabilities and stockholders’ equity	$21,465	$30,646

The accompanying notes are an integral part of these consolidated financial statements.

OPEN ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Twelve Months Ended May 31,
	2007	2006
Revenues, net	$4,292	$152
Cost of sales	9,080	156
Gross profit (loss)	(4,788)	(4)

Operating expenses
Selling, general and administrative	17,084	8,638
Research and development	513	2,530
Impairment of intangibles and goodwill	10,540	—
Impairment of note receivable	683	—
Total operating expenses	28,820	11,168

Loss from operations	(33,608)	(11,172)

Other income (expense)
Interest and other income	70	16
Interest expense	(8,924)	(707)
Other expense	(237)	(284)
Loss on foreign exchange	(115)	(62)
Total other income (expense)	(9,206)	(1,037)

Loss from continuing operations before income taxes	(42,814)	(12,209)
Income tax benefit	3,262	885
Loss from continuing operations	(39,552)	(11,324)

Loss from discontinued operations	—	(849)
Net loss	$(39,552)	$(12,173)

Net loss per share - basic and diluted
Continuing operations	$(0.49)	$(0.20)
Discontinued operations	$—	$(0.02)
Net loss	$(0.49)	$(0.22)

Weighted average shares outstanding - basic and diluted	81,085,056	55,685,610

The accompanying notes are an integral part of these consolidated financial statements.

OPEN ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Years Ended May 31, 2007 and 2006

(In thousands, except stock shares)

	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Other Comprehensive Income	Total Stockholders' Equity (Deficit)
Balance, May 31, 2005	46,668,750	$47	$411	$(728)	$5	$(265)

Issuance of stock in connection with private placement	3,089,790	3	2,429	—	—	2,432

Issuance of unearned restricted stock	9,643,467	10	(10)	—	—	—

Restricted stock amortization	—	—	4,388	—	—	4,388

Issuance of stock as loan fee	65,000	—	132	—	—	132

Issuance of warrants in connection with debt financing	—	—	4,478	—	—	4,478

Beneficial conversion feature - convertible debt, net of income tax	—	—	3,905	—	—	3,905

Issuance of stock for services	482,500	—	907	—	—	907

Issuance of stock in connection with acquisitions	9,182,156	9	13,949	—	—	13,958

Net loss	—	—	—	(12,173)	—	(12,173)

Foreign currency translation adjustments	—	—	—	—	2	2

Balance, May 31, 2006	69,131,663	69	30,589	(12,901)	7	17,764

Restricted stock amortization	—	—	6,420	—	—	6,420

Issuance of stock for services	421,483	1	233	—	—	234

Issuance of stock and warrants for licensing rights	100,000	—	1,787	—	—	1,787

Cancellation of stock issued for licensing rights	(100,000)	—	—	—	—	—

Issuance of warrants in connection with debt financing	—	—	1,801	—	—	1,801

Beneficial conversion feature - convertible debt, net of income tax	—	—	229	—	—	229

Conversion of convertible debentures	26,261,997	26	10,029	—	—	10,055

Issuance of stock in legal settlement	75,000	—	70	—	—	70

Issuance of stock in connection with acquisitions	6,911,711	7	2,905	—	—	2,912

Stock based compensation expense	—	—	765	—	—	765

Issuance of stock upon warrant exercise	1,000,000	1	499	—	—	500

Foreign currency translation adjustments	—	—	—	—	(7)	(7)

Warrant repricing	—	—	1,080	—	—	1,080

Net loss	—	—	—	(39,552)	—	(39,552)

Balance, May 31, 2007	103,801,854	$104	$56,407	$(52,453)	$—	$4,058

The accompanying notes are an integral part of these consolidated financial statements.

OPEN ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Twelve Months Ended May 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(39,552)	$(12,173)
Loss from discontinued operations	—	849
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,593	448
Interest from amortization of warrants and beneficial conversion feature, net of tax	6,507	298
Amortization of deferred financing costs	51	8
Amortization of original issue discount	573	44
Warrant repricing	1,080	—
Stock issued in legal settlement	70	—
Stock based compensation	7,418	5,295
Loan fee	—	132
Addition to bad debt reserve	138	—
Addition to inventory reserves	1,917	44
Impairment of intangibles and goodwill	10,541	1,800
Reserve for note receivable and accrued interest receivable	683	—
Deferred taxes	(3,236)	(886)
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(228)	(213)
Due from employees	(853)	(1,139)
Inventories	(842)	(1,479)
Other current assets	124	(513)
Accounts payable	545	790
Other accrued liabilities	3,177	1,977
Deferred revenue	1,055	142
Net cash used in continuing operations	(9,239)	(4,576)
Net cash used in discontinued operations	—	(681)
Net cash used in operating activities	(9,239)	(5,257)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of discontinued operations	—	350
Purchases of property and equipment	(852)	(277)
Additions to intangible assets	(2)	(90)
Acquisitions, net of cash acquired	22	(6,782)
Other investing activities of discontinued operations	—	(119)
Net cash used in investing activities	(832)	(6,918)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	—	334
Proceeds from issuance of convertible debt	8,000	15,250
Proceeds from warrant exercise	500	—
Proceeds from private placements of common stock	—	1,755
Payments on notes payable	(149)	(68)
Payments on advances from related parties	(2)	(751)
Payment of debt issuance costs	(710)	(952)
Other financing activities of discontinued operations	—	(637)
Net cash provided by financing activities	7,639	14,931

Effect of foreign currency translation	(7)	2

Net (decrease) increase in cash and cash equivalents	(2,439)	2,758

Cash and cash equivalents at beginning of period	2,758	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$319	$2,758

SUPPLEMENTAL DISCLOSURES

Cash operating activities:
Interest paid	$13	$251
Income taxes paid	$—	$—

Non-cash investing and financing activities:
Stock issued and to be issued in connection with acquisition	$3,643	$13,958
Liabilities assumed in connection with acquisition	$24	$1,796
Assets acquired in connection with acquisition	$2,873	$25,349
Note receivable from sale of oil and gas interests	$—	$650
Warrants issued in connection with debt financing	$1,801	$4,478
Beneficial conversion feature associated with convertible debt	$229	$3,905
Issuance of stock in lieu of debt repayment	$—	$677
Stock issued upon conversion of debt	$10,055	$—
Stock and warrants issued for technology license	$1,787	$—
Acquisition of fixed assets pursuant to notes payable agreement	$91	$—
Acquisition of fixed assets pursuant to capital lease	$16	$—

The accompanying notes are an integral part of these consolidated financial statements.

Open Energy Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended May 31, 2007 and 2006

Note 1 – The Company and Summary of Significant Accounting Policies

The Company

Open Energy Corporation, a Nevada corporation (the “Company”), focuses on the development and commercialization of solar energy products and technologies for a wide range of applications including power production and water desalination.

The Company was incorporated on April 11, 2002, and was originally involved in oil and natural gas development with interests in property, wells, pipelines and a small gas refinery in Alberta, Canada. In September 2005, the Company decided to sell its oil and gas holdings in order to focus entirely upon renewable energy. The oil and gas divestiture was completed during the quarter ended February 28, 2006 and the Company commenced sales of a portfolio of renewable energy products and technologies, based on its acquisitions of Connect Renewable Energy, Inc. (“CRE”) and Solar Roofing Systems, Inc. (“SRS”), which were completed in March 2006 and April 2006, respectively. With the acquisition of WaterEye Corporation in December 2006 (see Note 4), the Company intends to also develop and commercialize utility monitoring products.

Shares of the Company’s common stock currently trade on the OTC Bulletin Board under the symbol “OEGY.OB” (formerly BBSE.OB). On April 19, 2006, the Company effected a corporate name change from Barnabus Energy, Inc. to Open Energy Corporation. (On May 4, 2005, the Company had effected a corporate name change from Barnabus Enterprises, Ltd. to Barnabus Energy, Inc).

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Reclassification

Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and also requires disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates made by management include revenue recognition estimates, the viability of recognizing deferred tax assets, valuation of intangibles and goodwill, valuation of equity instruments, reserves for inventory, allowance for uncollectible amounts due from related parties and the allowance for doubtful accounts receivable. Significant changes in these estimates may have a material impact on the financial statements.

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). The Company generates revenue from the sale of PV roofing tiles, PV roofing membranes, balance of system products, and management system products to our dealers or other parties. The Company does not perform any installations of PV products. The Company does, however, install water monitoring systems and recognizes corresponding license/subscription revenue consistent with the requirements of AICPA Statement of Position (SOP) 97-2, Software Revenue Recognition. SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectibility is reasonably assured. Amounts billed or received from customers in advance of performance are recorded as deferred revenue.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash on deposit, certificates of deposit with original maturities of three months or less and money market accounts that are readily convertible into cash.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, accounts receivable, accounts payable, and notes payable. These financial instruments are stated at their respective carrying values, which approximate their fair values.

Concentration of Credit Risk

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

Accounts Receivable

The Company carries its accounts receivable at their face amounts less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions and based on a history of write-offs and collections. The Company evaluates items on an individual basis when determining accounts receivable write-offs. The Company’s policy is generally to not charge interest on trade receivables after the invoice becomes past due.

Inventories

Inventories consist of PV cells and other component material for specific customer orders and spare parts, and are valued at lower of cost (first-in, first-out) or market. Management provides a reserve to reduce inventory to its net realizable value. Certain factors could impact the realizable value of inventory, so management continually evaluates its recoverability based on assumptions about customer demand and market conditions. The evaluation may take into consideration expected demand, new product development, the effect new products might have on the sale of existing products, product obsolescence, and other factors. The reserve or write-down is equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves or write-downs may be required. If actual market conditions are more favorable, reserves or write-downs may be reversed.

Warranty Reserves

It is customary in the Company’s business and industry to warrant or guarantee the performance of PV roofing products at certain levels of conversion efficiency for extended periods, often as long as 25 years. It is also customary to warrant or guarantee the functionality of inverters and balance of systems for 10 years. The Company therefore maintains warranty reserves based on an estimated percentage of revenues upon shipment of products to customers as a component of cost of sales to cover the potential liability that could arise from these guarantees. The Company’s potential liability is generally in the form of product replacement. As necessary, the Company’s warranty reserve will also include specific accruals for known product issues and an accrual for an estimate of incurred but not reported product issues based on industry loss information.

Property and Equipment

Property and equipment is recorded at cost and depreciated using the straight-line method over estimated useful lives of the assets, generally ranging from three to seven years. Leasehold improvements are amortized over the lesser of the lease term or useful life of the asset. Expenditures for ordinary repairs and maintenance are expensed as incurred while major additions and improvements are capitalized.

Goodwill and Intangible Assets

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Per Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead must be tested for impairment annually or more frequently if circumstances indicate that indicators of impairment may be present. Management assesses goodwill for impairment at the reporting unit level on an annual basis at fiscal year end or more frequently under certain circumstances. Such circumstances include (i) significant adverse change in legal factors or in the business climate, (ii) an adverse action or assessment by a regulator, (iii) unanticipated competition, (iv) a loss of key personnel, (v) a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of, and (vi) recognition of an impairment loss in a subsidiary that is a component of a reporting unit. Management must make assumptions regarding estimating the fair value of the company reporting unit. If these estimates or related assumptions change in the future, the Company may be required to record an impairment charge. For the year ended May 31, 2007, the Company tested its goodwill for impairment under the provisions of SFAS No. 142, and recorded the charges described in Note 5.

Intangible assets with finite lives are amortized over their estimated useful lives, which range from five to ten years. Intangible assets are reviewed for impairment whenever events or circumstances indicate impairment might exist in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. The projected undiscounted net cash flows expected to be derived from the use of those assets are compared to the respective net carrying amounts to determine whether any impairment exists. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

Factors the Company considers important which could trigger an impairment review include:

•      Significant underperformance relative to historical or projected future operating results;

•      Significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business; and

•      Significant negative industry or economic trends.

For the year ended May 31, 2007, the Company tested its intangible assets for impairment under the provisions of SFAS No. 144, and recorded the charges described in Note 5.

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

Derivative Financial Instruments

The Company accounts for derivative instruments in accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), and its related interpretations, and complies with SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS No. 133”). SFAS No. 133 and SFAS No. 138 establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities.

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

Freestanding warrants issued by the Company in connection with the issuance or sale of debt and equity instruments are considered to be derivative instruments, and are evaluated and accounted for in accordance with the provisions of the Emerging Issues Task Force Issue (“EITF”) No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF No. 00-19”). Pursuant to EITF No. 00-19, an evaluation of specifically identified conditions is made to determine whether the fair value of warrants issued is required to be classified as equity or as a derivative liability.

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

Stock-Based Compensation

Beginning in fiscal year 2007, the Company accounts for share-based compensation arrangements in accordance with the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”) Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. The Company uses the Black-Scholes option valuation model to estimate the fair value of its stock options at the date of grant. The Black-Scholes option valuation model requires the input of subjective assumptions to calculate the value of stock options. The Company uses historical data among other information to estimate the expected price volatility, the expected option life and the expected forfeiture rate.

In accordance with SFAS 123R, the Company records compensation expense for Restricted Stock Awards based on the estimated fair value of the award on the date of grant. The estimated fair value is determined based on the closing price of the Company’s Common Stock on the award date multiplied by the number of awards expected to vest. The number of awards expected to vest is based on the number of awards granted adjusted by estimated forfeiture rates. The total compensation cost is then recognized ratably over the vesting period.

Litigation

From time to time, the Company is involved in disputes, litigation and other legal actions. The Company estimates the range of liability related to pending litigation where the amount and range of loss can be estimated. The Company records its best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, the Company records a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated.

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

A total of 44,318,780 shares underlying convertible debt and 22,837,699 shares underlying warrants issued as of May 31, 2007, have been excluded from the calculation because they are deemed to be anti-dilutive.

Note 2 – Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred losses since its inception totaling approximately $52,453,000 through May 31, 2007. As of May 31, 2007, we had cash and cash equivalents of $319,000, and negative working capital of $8,492,000. During the year ended May 31, 2007, we funded our operations from private sales of equity and debt securities and have no unused sources of liquidity. We believe our current cash will only provide sufficient working capital to fund our operations through September 2007. Our current cash requirements are significant due to significant inventory purchases; the need to bring in additional personnel to support our sales efforts; delays in product shipments as a result of the shift to outsourcing and the suspension of membrane product shipments; research and development expenses; and other operational expenses. We expect to continue to use significant sources of cash to fund our operations during fiscal 2008. Thus, additional equity or debt financing will need to be raised in the near future to implement our business strategy.

The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital or it could be forced to cease operations. In order to continue as a going concern, the Company will also need to develop and grow its customer base and revenues and achieve a profitable level of operations. Management’s plans to obtain such resources for the Company include raising additional capital through sales of debt and equity, the proceeds of which will be used to pay the scheduled principal and accrued amounts due currently and in default to other creditors. The financial statements included herein do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 – Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” an amendment of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” With respect to SFAS No. 133, SFAS No. 155 simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and eliminates the interim guidance in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” which provided that beneficial interests in securitized financial assets are not subject to the provision of SFAS No. 133. With respect to SFAS No. 140, SFAS No. 155 eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently evaluating the impact of this guidance on its consolidated financial position, results of operations and cash flows.

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB No. 109” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this guidance on its consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, established a framework for measuring fair value under generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this guidance on its consolidated financial position, results of operations and cash flows.

In September 2006, the SEC released Staff Accounting Bulletin No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying the materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial statements.

In November 2006, the EITF reached a final consensus in EITF Issue 06-6 “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments.”  EITF No. 06-6 addresses the modification of a convertible debt instrument that changes the fair value of an embedded conversion option and the subsequent recognition of interest expense for the associated debt instrument when the modification does not result in a debt extinguishment pursuant to EITF No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” The consensus should be applied to modifications or exchanges of debt instruments occurring in interim or annual periods beginning after November 29, 2006. Adoption of EITF No. 06-6 by the Company during the quarter ended February 28, 2007 did not have a significant impact on its consolidated financial statements.

In November 2006, the FASB ratified EITF Issue No. 06-7, “Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities”. At the time of issuance, an embedded conversion option in a convertible debt instrument may be required to be bifurcated from the debt instrument and accounted for separately by the issuer as a derivative under SFAS No. 133, based on the application of EITF No. 00-19. Subsequent to the issuance of the convertible debt, facts may change and cause the embedded conversion option to no longer meet the conditions for separate accounting as a derivative instrument, such as when the bifurcated instrument meets the conditions of Issue 00-19 to be classified in shareholders’ equity. Under EITF No. 06-7, when an embedded conversion option previously accounted for as a derivative under SFAS No. 133 no longer meets the bifurcation criteria under that standard, an issuer shall disclose a description of the principal changes causing the embedded conversion option to no longer require bifurcation under SFAS No. 133 and the amount of the liability for the conversion option reclassified to shareholders’ equity. EITF No. 06-7 should be applied to all previously bifurcated conversion options in convertible debt instruments that no longer meet the bifurcation criteria in SFAS No. 133 in interim or annual periods beginning after December 15, 2006, regardless of whether the debt instrument was entered into prior or subsequent to the effective date of EITF No. 06-7. Earlier application of EITF No. 06-7 is permitted in periods for which financial statements have not yet been issued. The adoption of EITF No. 06-7 did not significantly affect the Company’s financial position or results of operations.

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2 “Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”) which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies .” Adoption of FSP EITF 00-19-02 is required for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting this position on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”, which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 159. The Company is currently evaluating the impact of this guidance on its consolidated financial position, results of operations or cash flows.

Note 4 – Acquisitions

Acquisitions were recorded using the purchase method of accounting and the results of operations of acquired companies are included in the Company’s consolidated results from the date of each acquisition. The Company allocates the purchase price of its acquisitions to the tangible assets, liabilities, and intangible assets acquired, including in-process research and development (“IPR&D”), based on their estimated fair values in accordance with SFAS No. 141, Business Combinations. The excess purchase price over those fair values is recorded as goodwill.

The portion of the acquisition price that was allocated to patents and other identifiable intangible assets will be amortized over their estimated useful lives, which range from five to ten years. Amounts allocated to IPR&D are expensed and charged to operations on the date the acquisition closes. Amounts allocated to goodwill are not amortized and will be tested annually for impairment. Intangible assets are carried and reported at acquisition cost, net of accumulated amortization subsequent to acquisition.

On March 30, 2006, the Company completed the acquisition and merger of Barnabus/CRE Acquisition Corporation, a wholly-owned subsidiary of the Company, with and into Connect Renewable Energy, Inc. (“CRE”), pursuant to the terms of the Agreement and Plan of Merger dated February 8, 2006 among the Company, CRE and certain other parties (the “Merger Agreement”). As a result of the merger, CRE became a wholly-owned subsidiary of the Company. A director of the Company was the President and Chief Executive Officer of CRE before the merger. Pursuant to the Merger Agreement, all of the outstanding shares of common stock of CRE were converted into the right to receive an aggregate of 5,000,000 shares of the Company’s common stock. CRE manufactures and distributes high efficiency PV roofing products designed to match the colors and edge profiles of cement tiles commonly used in residential and commercial construction. This acquisition provided the Company with building integrated solar tiles and architectural glass.

In connection with the merger, the Company entered into a consulting agreement with Connect by Computer, LLC, an entity affiliated with Mr. Ronald Gangemi, pursuant to which Mr. Gangemi has agreed to provide consulting services to the Company in the capacity of Chief Technology Officer and to serve as a director for a period of two years. In consideration of such services, the Company agreed to pay Mr. Gangemi $16,000 per month. The Company also agreed to grant to Connect by Computer, LLC, 1,000,000 shares of common stock effective as of the date of the merger and 2,000,000 (subsequently amended to 200,000) additional shares of common stock subject to the achievement by CRE of certain net sales targets following the merger. The net sales targets were not achieved and the additional 200,000 shares were not granted.

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

Of the $5,900,000 of acquired intangible assets, $900,000 was assigned to research and development assets that were written off at the date of acquisition in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method. The remaining $5,000,000 of acquired intangible assets were estimated to have a weighted average useful life of approximately 8 years. The intangible assets that make up that amount include patented technologies of $4,500,000 (8 year weighted average useful life), customer relationships of $400,000 (8 year weighted average useful life), and backlog of $100,000 (6 month weighted average useful life). For the year ended May 31, 2007, the Company has performed annual impairment tests of the carrying value of goodwill and intangible assets of its CRE acquisition. The tests determined that as of May 31, 2007, no indications of impairment existed for purchased intangible assets and goodwill associated with its acquisition of CRE.

On April 10, 2006, the Company completed the acquisition and merger of all of the outstanding shares of Solar Roofing Systems Inc., an Ontario, Canada corporation. The Company’s subsidiary, 2093603 Ontario, Inc. acquired the outstanding shares of Solar Roofing Systems for consideration equal to $3,204,263 in cash, 736,082 shares of the Company’s common stock and 2,446,074 Class A shares of 2093603 Ontario, Inc.  Each Class A share of 2093603 Ontario, Inc. is exchangeable for one share of the Company’s common stock, in accordance with the terms and conditions set forth in the articles of incorporation of 2093603 Ontario, Inc.

In addition and pursuant to the SRS Stock Purchase Agreement, the Company, prior to March 31, 2007, was required to calculate and issue post-closing earnout shares to former SRS shareholders. The Company determined that 1,591,073 shares are issuable to the former SRS shareholders based on the provisions of the SRS Stock Purchase Agreement, but the Company has not yet issued said shares. The Company recorded additional goodwill and an accrued liability of $732,000 in connection with the final post-closing transaction. Further, in accordance with the SRS Stock Purchase Agreement, the Company is required to register the shares of Registrable Stock (as defined in the SRS Stock Purchase Agreement) prior to the first anniversary of the closing of said purchase and use its best efforts to have that registration statement declared effective by the SEC within the time prescribed in the SRS Stock Purchase Agreement, which has not been done. The Company’s intention, following receipt of additional funding, is to issue and subsequently register additional shares of its common stock pursuant to a subsequent registration statement.

Solar Roofing Systems, Inc. (“SRS”) manufactures high efficiency building integrated solar roofing membranes for commercial and residential customers. The purchase price at the time of the acquisition was allocated per SFAS No. 141 based on the estimated fair value of net tangible and intangible assets acquired, and liabilities assumed, to the following assets and liabilities:

Cash and cash equivalents	$54,000
Accounts receivable	47,000
Inventories	1,055,000
Prepaid expenses and other current assets	15,000
Property and equipment, net	254,000
Identifiable intangibles	5,900,000
Goodwill	6,599,000
TOTAL ASSETS ACQUIRED	13,924,000

Accounts payable	66,000
Accrued liabilities	67,000
Advances from stockholders	308,000
Current maturities of notes payable	48,000

Long-term debt	65,000

TOTAL LIABILITIES ASSUMED	554,000
Deferred tax liability	1,835,000

Fair value of net assets acquired	$11,535,000

Consideration paid:
Cash	$5,014,000
Stock	6,110,000
Transaction costs	411,000
Total Consideration Paid	$11,535,000

Of the $5,900,000 of acquired intangible assets, $900,000 was assigned to research and development assets that were written off at the date of acquisition in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method. The remaining $5,000,000 of acquired intangible assets were estimated to have a weighted average useful life of approximately 8 years. The intangible assets that make up that amount include patented technologies of $3,500,000 (8-year weighted-average useful life), customer relationships of $400,000 (8-year weighted-average useful life), and backlog of $200,000 (6-month weighted-average useful life) and trademarks of $900,000 (indefinite useful life, not amortized).

The results of operations of both CRE and SRS have been included in the Company’s consolidated statements of operations since the completion of the acquisitions on March 30 and April 11, 2006, respectively. The following unaudited pro forma information presents a summary of the results of operations, assuming the acquisitions had occurred on June 1, 2005: net sales—$520,000; net loss—$13,784,000; and loss per share—$0.25.

During the year ended May 31, 2007, SRS temporarily suspended the manufacture of its products due to quality control issues related to certain of its finished products sold under warranty to customers and materials included in inventory. As a result, we recorded a charge to operations of $1,370,000 for the impairment of the value of inventory on hand at May 31, 2007 and $1,510,000 for the cost of replacing products sold under warranty for a total charge to operations during the year ended May 31, 2007 of $2,880,000.

The Company performed impairment testing of the carrying value of goodwill and intangibles of its SRS acquisition. The tests determined that as of May 31, 2007, indications of impairment existed. Accordingly the Company recorded charges of $3.5 million and $2.7 million to write-down the value of SRS intangible assets and goodwill, respectively.

On December 22, 2006, the Company acquired WaterEye Corporation (“WaterEye”) via a merger of WaterEye with and into the Company’s wholly-owned subsidiary, Open Energy/WE Acquisition Corporation, a Nevada Corporation. The Company issued 6,911,711 shares of its common stock as consideration for the acquisition valued at $2,911,000.  The acquisition was recorded using the purchase method of accounting.  Net assets and liabilities of WaterEye acquired and assumed totaled $160,000 and $24,000, respectively, and the Company recorded the balance of consideration paid for WaterEye of $2,775,000 as goodwill.  The Company subsequently evaluated the carrying value of WaterEye’s goodwill as of May 31, 2007.  As a result of this evaluation, the Company recorded a charge to operations for the year ended May 31, 2007 totaling $2,525,000 for the impairment and write-down of goodwill.

The results of operations of WaterEye have been included in the Company’s consolidated statements of operations since the completion of the acquisition on December 22, 2006. The pro forma effect of the WaterEye acquisition was not material.

Note 5 – Goodwill and Intangible Assets

As of May 31, 2007 and 2006, intangible assets consist of the following (in thousands):

	Weighted
	average
	amortization	May 31,
	period (years)	2007	2006
Amortized intangible assets:
Patented technologies	8	$5,699	$8,000
Customer relationships	8	462	800
Backlog	0.5	300	300
Subtotal		6,461	9,100
Less: accumulated amortization		(1,682)	(425)
Total amortized intangibles		4,779	8,675

Unamortized intangible assets:
Trademarks		110	928
Patents pending		—	62
Total unamortized intangibles		110	990

Total intangibles		$4,889	$9,665

As of May 31, 2007 and 2006, remaining goodwill applies to the following acquisitions (in thousands):

	May 31,
	2007	2006
CRE	$6,097	$6,097
SRS	3,846	5,846
WaterEye	278	—
	$10,221	$11,943

Aggregate amortization expense for all intangible assets for the years ended May 31, 2007 and 2006 totaled $1,682,000 and $425,000, respectively. Estimated amortization of intangible assets is $713,000 annually for fiscal 2008 through 2011 and $2,037,000 thereafter.

Note 6 – Inventories

Inventories consisted of the following (in thousands):

	May 31,
	2007	2006
Raw materials	$2,532	$1,786
Work-in-process	540	880
Finished goods	702	310
Less reserves	(1,917)	(44)
Total	$1,857	$2,932

Note 7 –Fixed Assets

Fixed assets consisted of the following (in thousands):

	May 31,
	2007	2006
Computers and Networks	$310	$102
Machinery and Equipment	735	185
Furniture and fixtures	89	22
Leasehold improvement	59	38
Construction in progress	369	257
Subtotal	1,562	604
Less: accumulated depreciation	(264)	(23)
Fixed assets, net	$1,298	$581

Depreciation expense was $243,000 and $23,000 for the years ending May 31, 2007 and 2006, respectively.

Note 8 – Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	May 31,
	2007	2006
Accrued personnel compensation and payroll tax withholding	$2,533	$1,342
Accrued warranty	1,520	—
Accrued interest	879	177
Common stock issuable in connection with SRS acquisition	734	—
Accrued legal fees	135	112
Accrued loan fees	—	200
Accrued litigation settlement	—	265
Other	363	136
Total	$6,164	$2,232

Accrued personnel compensation and payroll tax withholding

Included in accrued personnel compensation and payroll tax withholding at May 31, 2007 and 2006 are liabilities totaling $2,417,000 and $1,311,000, respectively, representing estimated taxes, withholding and penalties related to the stock-based compensation resulting from issuances of restricted shares of common stock to certain officers and employees of the Company during the years ended May 31, 2007 and 2006 as described in Note 13. In connection with the issuance of these shares, the Company failed to withhold the required amounts related to the individuals’ federal and state tax liabilities, pay the related employer tax liabilities associated with the issuances, and did not remit the amounts to the appropriate federal and state government agencies associated with amounts vested during the years ended May 31, 2007 and 2006. As discussed in Note 12, the Company has recorded corresponding amounts due from the officers and employees at May 31, 2007 and 2006 totaling $1,993,000 and $1,139,000, respectively. These amounts are classified as due from related parties on the accompanying balance sheets and represent the amount of the liability that is owed by the individuals to the Company for the required withholdings not made on their behalf.

Note 9 – Notes Payable

Notes payable consist of the following (in thousands):

	May 31,
	2007	2006
Unsecured demand promissory note payable to an unrelated party, bearing interest at 18% per annum calculated annually with no fixed term of repayment	$190	$190
Unsecured promissory note to a financial institution, bearing interest at 7.57% per annum, calculated monthly, payable in 9 equal monthly installments through December 2006	—	82
Secured credit facility agreement for borrowings up to CDN $250,000, bearing interest at prime plus 3% (11.5% and 11% at May 31, 2007 and 2006, respectively), matures March 2008, secured by equipment and personally guaranteed by certain shareholders of the Company	62	108
Promissory note in connection with the purchase of computer software bearing interest at 8%, due in six monthly installments of $15,000 through April 2007, Company currently in default on amounts owed	77	—
Other	10	—
Long-term portion	339	380
Less current maturities	325	320
Notes payable, net of current maturities	$14	$60

Accrued interest related to these notes at May 31, 2007 and 2006 totaled $55,000 and $21,000, respectively.

Note 10 – Convertible Debentures and Warrants

0% Subordinated Convertible Debentures and Related Warrants

In February and March 2006, the Company completed a private placement pursuant to which it issued five-year warrants and $5.25 million 0% subordinated convertible debentures due July 31, 2008 (“0% Debentures”) at par to Coach Capital LLC, Eversource Group Limited, Bank Sal. Oppenheim jr. & Cie. (Schweiz) AG and Nadelson Internacional S.A. The warrants are exercisable into 2,354,261 shares of the Company’s common stock. The warrant exercise price and 0% Debenture conversion price, which were initially set at $2.23 per share and $1.46, respectively, both became $0.2875 per share on December 22, 2006, and are subject to further adjustment upon the occurrence of certain specified events including, but not limited to, the issuance of securities at a deemed price below the current exercise price, stock dividends, stock splits, mergers or reorganizations, and the Company’s failure to meet certain revenue milestones. A previous reduction in the warrant exercise price from $2.23 to $0.5833 per share on August 22, 2006 resulted in a non-cash interest charge of $447,000 for the year ended May 31, 2007 due to the change in the estimated fair value of the warrants before and after the exercise price reduction as determined by the Black Scholes option pricing model using the following assumptions:  estimated volatility of 87%; risk free interest rate of 4.82%; an estimated life of 4.58 years and no dividend yield. A reduction in the warrant exercise price from $0.5833 to $0.2875 per share on December 22, 2006 resulted in a non-cash interest charge of $104,000 for the year ended May 31, 2007 due to the change in the estimated fair value of the warrants before and after the exercise price reduction as determined by the Black Scholes option pricing model using the following assumptions:  estimated volatility of 94%; risk free interest rate of 4.53%; an estimated life of 4.25 years and no dividend yield.

As of March 30, 2006, the 0% Debentures and warrants were amended and restated to provide that the anti-dilution adjustments will occur only upon a future exercise or conversion of a convertible security, rather than upon the issuance of a convertible security, and will be calculated based upon the actual price used for the exercise or conversion. In July 2006, the 0% Debentures and warrants were further amended to provide for a minimum conversion price and exercise price, respectively, of $0.05 per share. The warrants were also amended to fix the aggregate number of warrant shares that are issuable to the number of shares of common stock for which the warrants were exercisable at the time the warrants were originally granted, or 2,354,261 shares.

On September 25, 2006, Coach Capital LLC, Eversource Group Limited and Nadelson Internacional S.A. converted an aggregate of $3,750,000 principal amount of 0% Debentures, representing the entire principal amount of 0% Debentures that were issued to them at $0.5833 per share, and the Company correspondingly issued 2,571,576 shares of its common stock to Coach Capital LLC, 2,571,576 shares of its common stock to Eversource Group Limited and 1,285,788 shares of its common stock to Nadelson Internacional S.A. On February 22, 2007, Bank Sal. Oppenheim jr. & Cie. (Schweiz) AG converted the remaining $1,500,000 principal amount of 0% Debentures into 5,217,391 shares of common stock at $0.2875 per share.

5% and 10% Secured Convertible Debentures and Related Warrants

In March 2006, the Company entered into a securities purchase agreement with Cornell Capital Partners, L.P. (“Cornell”), pursuant to which, as subsequently amended, the Company agreed to issue and sell to Cornell up to an aggregate of $15.0 million of secured convertible debentures (“5% Debentures) and warrants to purchase up to an aggregate of 13,250,000 shares of the Company’s common stock. On March 31, 2006, Cornell purchased $10,000,000 of the 5% Debentures and the Company issued to Cornell warrants to purchase up to an aggregate of 7,000,000 shares of common stock. Cornell also agreed to purchase an additional $5,000,000 of 5% Debentures and warrants to purchase up to 3,000,000 shares of common stock on the date the Company’s registration statement covering the shares issuable upon conversion of the 5% Debentures and exercise of the warrants was declared effective. Initially, the warrants were to have an exercise price of $1.50 per share and a term of five years. Each 5% Debenture matures three years from its date of issuance and bears interest at five percent (5%) per annum.

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

Under the security agreements, the Company and its subsidiaries granted to Cornell a blanket security interest in the Company’s consolidated assets. The 5% Debentures holders agreed to subordinate their security interests for certain transactions occurring in the normal course of business.

The Company agreed to file with the SEC by May 15, 2006, which date the Company refers to as the filing date, a registration statement including the shares underlying the 5% Debentures and warrants, and to use its best efforts to have such registration statement declared effective by July 29, 2006, which date the Company refers to as the effectiveness date. If a registration statement was not filed by the filing date or declared effective by the effectiveness date, as applicable, the Company would have become obligated to pay to Cornell, either in cash or in shares of common stock, liquidated damages equal to 1% of the liquidated value of the 5% Debentures outstanding for each 30 day period (pro-rated for partial periods) that the registration statement was not filed or declared effective, as applicable. The Company is obligated to keep the registration statement effective until all the shares have been sold or are eligible for sale without volume restrictions pursuant to Rule 144(k) promulgated under the Securities Act of 1933.

In July 2006, the Company and Cornell agreed to amend the investment agreements described above, effective as of their original date, as follows:

•                  Provide for a floor price of $0.05 per share on the adjustable conversion price of the 5% Debentures;

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

In addition, on August 17, 2006 the Company and Cornell agreed to further amend the investment agreements described above, as follows:

•                  Provide for the purchase by Cornell of $1,500,000 of the remaining 5% Debentures as of the date of the amendment, with the remaining $3,500,000 to be purchased by Cornell upon the effectiveness of the registration statement;

•                  Waive any breaches of the investment agreements with Cornell related to the Company’s tax withholding liabilities as described in Note 8 to the financial statements;

•                  Further extend the deadline for having a registration statement declared effective until September 5, 2006; and

•                  Reduce the exercise price of the warrant to be issued in connection with Cornell’s purchase of the remaining $5,000,000 of 5% Debentures to $0.80 from $1.50 per share and increase the total number of warrant shares underlying such warrants to 6,250,000 from 3,000,000. These warrants were issued on the date of the amendment.

In addition, Cornell granted the Company a waiver of certain of the restrictive covenants contained in the investment agreements to permit the Company to take certain remedial actions relative to the Company’s tax withholding liabilities described in Note 8, including the following with respect to any officer or employee: repurchasing vested shares, canceling any unvested shares, granting substitute equity awards, or permitting such persons to sell, pledge or transfer their shares.

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

On August 30, 2006, the Company filed a registration statement on Form SB-2 covering, among others, the shares issuable upon conversion of the debentures and exercise of the warrants, which was declared effective on October 27, 2006 (the “SB-2 registration statement”). On October 30, 2006, the Company completed the sale of the 5% $3,500,000 debenture to Cornell. We evaluated the embedded conversion feature in the March 2006, August 2006 and October 2006 debentures in accordance with the provisions of SFAS 133 and EITF 00-19, and concluded that bifurcation of the conversion feature is not required.

During the fiscal year ended May 31, 2007 Cornell converted the following principal amounts of 5% Debentures, and the Company has correspondingly issued the following shares of common stock to Cornell, all of which were included in the SB-2 registration statement:

	Shares of
	Principal	Common
Conversion Date	Amount	Stock
August 22, 2006	$200,000	342,877
September 5, 2006	800,000	1,371,507
December 22, 2006	200,000	695,652
January 12, 2007	200,000	695,652
January 24, 2007	200,000	695,652
March 29, 2007	200,000	670,241
April 13, 2007	800,000	2,751,978
May 15, 2007	600,000	2,063,983
May 16, 2007	200,000	687,994
May 22, 2007	1,100,000	3,670,337
May 31, 2007	305,000	969,793
	$4,805,000	14,615,666

On March 30, 2007, the Company entered into an agreement with Cornell Capital Partners, L.P. for the private placement of (i) a Convertible Secured Debenture in the original principal amount of $3,000,000 and (b) warrants to purchase up to 6,000,000 shares of our common stock, which were issued and sold for an aggregate purchase price of $3,000,000. We received gross proceeds of $3,000,000 (before expenses) from the financing transaction, which were used for general corporate and working capital purposes. The Debenture accrues interest at a rate of 10% per annum and matures one year from the issuance date. No payments of interest or principal are due under the Debenture until maturity. Subject to limitations contained in the Debenture for the maximum amount that may be converted, the Debenture is convertible at any time at Cornell’s option into shares of our common stock at the conversion price of $0.50 per share. The conversion price is subject to adjustment in the event we issue shares of common stock for a consideration per share less than the conversion price in effect immediately prior to such issuance or sale, except for issuances in connection with an approved stock plan, the conversion, exchange or exercise of an outstanding security, an acquisition, or conversion of the Debenture. The warrants issued to Cornell also have an initial exercise price of $0.50 per share, subject to adjustment, and a term of five years from the issuance date. We evaluated the embedded conversion feature in the March 2006 debenture in accordance with the provisions of SFAS 133 and EITF 00-19, and concluded that bifurcation of the conversion feature is not required.

The issuance of the March 30, 2007 debentures and warrants caused a reduction in the warrant exercise price for the previously issued Cornell warrants to $0.50 per share, and resulted in a non-cash interest charge for the year ended May 31, 2007 in the amount of $396,000 for the first two warrants issued and $132,000 for the third warrant issued due to the change in the estimated fair value of the warrants before and after the exercise price reduction as determined by the Black Scholes option pricing model using the following assumptions:  estimated volatility of 111%; risk free interest rate of 4.48%; an estimated life of 4 years and 4.42 years respectively, and no dividend yield.

On May 21, 2007, the Company entered into a Letter Agreement (the “Amendment”) with Cornell Capital Partners, L.P. which amended certain terms of the secured convertible debentures issued by the Company to Cornell pursuant to a Securities Purchase Agreement dated March 30, 2006, as amended. Pursuant to the Amendment: (i) the ownership cap set forth in Section 3(b)(i) of each debenture, which limits the holder’s ability to convert the debenture or receive shares of common stock as payment of interest on the debenture, was increased from 4.99% to 9.99%, and (ii) the Company permanently waived the conversion limitation set forth in Section 3(b)(ii) of each debenture, which would have limited the principal amount of the debenture that could be converted at the market conversion price in any 30-day period.

Discounts recorded in connection with the value of warrants, beneficial conversion feature, and original issue discount recorded in connection with the 0% Debentures, 5% Debentures and 10% Debentures, are being recognized as non-cash interest over the term of the debt using the effective interest method. Upon conversion prior to amortization of the total discount, recognition of expense is accelerated for any previously unamortized discount. For the years ended May 31, 2007 and 2006, the Company recognized $7,080,000 and $342,000 respectively, of non-cash interest expense in connection with the amortization of debt discount. The carrying value of the 5% Debentures and 10% Debentures will accrete to the face value over the life of the debentures, as the value of the discounts is expensed.

The carrying value of the debentures as of May 31, 2007 has been calculated as follows (in thousands):

	Debentures
	0%	5%	10%	Total
Face value of debentures	$—	$10,195	$3,000	$13,195

Less debt discounts:
Beneficial conversion feature	2,756	3,929	187	6,872
Warrants	1,677	3,705	897	6,279
Original issue discount	—	1,200	310	1,510
Plus accreted interest expense	4,433	2,817	172	7,422
Debentures carrying value at May 31, 2007	—	4,178	1,778	5,956

Less current portion	—	—	1,778	1,778
Long-term portion convertible debentures	$—	$4,178	$—	$4,178

As of May 31, 2007, the debentures, plus accrued interest of $743,000, are convertible into 44,318,780 shares of our common stock. Aggregate maturities of the principal amounts of convertible debentures are $3,000,000 in 2008 and $10,195,000 in 2009.

Note 11 – Stockholders’ Equity

Common Stock

During the year ended May 31, 2006, 3,089,790 shares of common stock were issued in a private placement for net proceeds totaling $2,432,000. In January 2006, the Company issued 65,000 shares of common stock with a fair value of $132,400 as a loan fee associated with the issuance of notes payable totaling $650,000.

In accordance with an employment agreement with an officer, the Company granted a total of 8,235,662 common shares that are subject to forfeiture prior to vesting. The fair value of these shares at the date of grant was estimated to be approximately $16,600,000 and was originally recorded as unearned compensation. Compensation expense for financial statement purposes will be recognized on a straight-line basis over the term of the vesting schedule which runs through September 30, 2008. 686,305 shares vested quarterly commencing on December 31, 2005. All 2007 contractual vesting was deferred in connection with these shares and the remainder of the 4,804,137 unvested shares will vest ratably on March 31, 2008, June 30, 2008 and September 30, 2008. As of May 31, 2007 and 2006, the Company has recorded $5,396,000 and $4,047,000, respectively, of expense related to these shares as stock based compensation expense.

In accordance with an employment agreement with an officer, the Company granted a total of 1,407,805 shares of common stock that are subject to forfeiture prior to vesting. The fair value of these shares at the date of grant was estimated to be approximately $2,700,000 and was originally recorded as unearned compensation. Compensation expense will be recognized on a straight-line basis over the term of the vesting schedule which runs through September 30, 2008. The shares vested at the rate of 117,317 shares per quarter commencing on March 15, 2006. All 2007 vesting was deferred in connection with these shares and the remainder of the 821,220 unvested shares will vest ratably on March 31, 2008, June 30, 2008 and September 30, 2008. As of May 31, 2007 and 2006, the Company has recorded $1,024,000 and $341,000, respectively, of expense related to these shares as stock based compensation expense.

As discussed in Note 4, the Company issued a total of 6,000,000 shares of common stock in connection with the acquisition of CRE, completed in March 2006, and a total of 736,082 shares of common stock in connection with the acquisition of SRS, completed in April 2006. In addition, in connection with the SRS acquisition, 2,446,074 shares of Class A common stock of its subsidiary, 2093603 Ontario, Inc. were issued. Each Class A share of 2093603 Ontario, Inc. is exchangeable for one share of the Company’s common stock, and accordingly, has been included in the Company’s outstanding share total as of May 31, 2007 and 2006.

In July, 2006, pursuant to a technology license agreement, the Company granted 100,000 shares of common stock valued at $1.085 per share and a warrant exercisable for 2,233,438 shares of common stock. The fair value of the warrants was valued at approximately $1,678,000 by using the Black-Scholes option pricing model, assuming an expected life of 5 years, a risk-free interest rate of 5.25%, an expected volatility of 88%, and no dividend yield.

On August 22, 2006, 5% Convertible Debentures with a face value of $200,000 were converted into 342,877 shares of the Company’s common stock.

On August 23, 2006, the Company issued 75,000 shares of common stock as part of a legal settlement. The Company recorded a $70,000 charge to operations for the year ended May 31, 2007.

On September 5, 2006, $800,000 principal amount of 5% Convertible Debentures was converted into 1,371,507 shares of the Company’s common stock.

On September 25, 2006, holders of $3,750,000 0% Convertible Debentures converted their entire principal amount of convertible debentures into a total of 6,428,940 shares of the Company’s common stock.

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

On December 14, 2006, the Company amended the Consulting Agreement dated as of March 30, 2006 with Connect by Computer, LLC (“CBC”), an entity affiliated with Mr. Gangemi. In connection with the amendment, the Company reduced the aggregate number of shares that are issuable to CBC upon meeting certain revenue milestones set forth in the Consulting Agreement from 2,000,000 shares to 400,000 shares of common stock and granted CBC an option to purchase 1,827,000 shares of the Company’s common stock at an exercise price of $0.44 per share. The fair value of the option was valued at approximately $522,000 by using the Black-Scholes option pricing model, assuming an expected life of 6 years, a risk-free interest rate of 4.46%, an expected volatility of 70%, and no dividend yield. The option vests based on the achievement of certain product development, commercialization and intellectual property milestones prior to May 31, 2008. As of August 2007, the Company has agreed to vest 572,720 of the options and recorded $166,080 of expense for the year ended May 31, 2007.

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

On December 22, 2006, in connection with the acquisition of WaterEye, the Company issued 6,911,711 shares of common stock as consideration for the acquisition, of which 345,586 shares were placed in escrow to satisfy any indemnification claims the Company may have against WaterEye. In addition, the Company granted options to purchase 947,193 shares of common stock with an exercise price of $0.39 per share to Thomas D. Wolfe, the founder of WaterEye and now Senior Vice President of Engineering and Development of the Company.

On December 22, 2006, 5% Convertible Debentures with a face value of $200,000 were converted into 695,652 shares of the Company’s common stock.

On December 29, 2006, 100,000 shares of common stock previously issued in connection with the technology license agreement related to the SunCone TM CSP technology were returned to the Company and cancelled.

On January 12, 2007, 5% Convertible Debentures with a face value of $200,000 were converted into 695,652 shares of the Company’s common stock.

On January 24, 2007, 5% Convertible Debentures with a face value of $200,000 were converted into 695,652 shares of the Company’s common stock.

On January 27, 2007, the Company entered into a Consulting Agreement with Timothy Dougherty, pursuant to which the Company issued 338,983 shares of common stock under the Company’s 2004 Consultant Stock Plan.

On February 22, 2007, Bank Sal. Oppenheim jr. & Cie. (Schweiz) AG converted the remaining $1,500,000 principal amount of its 0% Debentures at $0.2875 per share. The Company correspondingly issued 5,217,391 shares of its common stock.

On March 29, 2007, 5% Convertible Debentures with a face value of $200,000 were converted into 670,241 shares of the Company’s common stock.

Pursuant to the SRS Stock Purchase Agreement, the Company, prior to March 31, 2007, was required to calculate and issue post-closing earnout shares to former SRS shareholders. The Company determined that 1,591,073 shares are issuable to the former SRS shareholders based on the provisions of the SRS Stock Purchase Agreement, but the Company has not yet issued said shares. On January 3, 2007, the Company recorded additional goodwill and an accrued liability of $732,000 in connection with the final post-closing transaction. Further, in accordance with the SRS Stock Purchase Agreement, the Company is required to register the shares of Registrable Stock (as defined in the SRS Stock Purchase Agreement) prior to the first anniversary of the closing of said purchase and use its best efforts to have that registration statement declared effective by the SEC within the time prescribed in the SRS Stock Purchase Agreement, which has not been done. The Company’s intention, following receipt of additional funding, is to issue and subsequently register additional shares of its common stock pursuant to a subsequent registration statement.

On April 13, 2007, 5% Convertible Debentures with a face value of $800,000 were converted into 2,751,978 shares of the Company’s common stock.

On May 15, 2007, 5% Convertible Debentures with a face value of $600,000 were converted into 2,063,983 shares of the Company’s common stock.

On May 16, 2007, 5% Convertible Debentures with a face value of $200,000 were converted into 687,994 shares of the Company’s common stock.

On May 22, 2007, Cornell exercised warrants associated with the 5% Convertible Debentures and the Company issued 1,000,000 shares of common stock.

On May 22, 2007, 5% Convertible Debentures with a face value of $1,100,000 were converted into 3,670,337 shares of the Company’s common stock.

On May 31, 2007, 5% Convertible Debentures with a face value of $305,000 were converted into 969,793 shares of the Company’s common stock.

Warrants Activity for the Period and Summary of Outstanding Warrants

During the years ended May 31, 2006 and 2007, the Company’s Board of Directors approved the issuance of warrants to purchase an aggregate of 23,837,669 shares of its common stock in connection with the issuance of the 0%, 5%, and 10% debentures and the technology licensing agreement. Such warrants were initially exercisable at prices ranging from $0.50 to $2.23 per share and expire at various times through March 2012. Each warrant contains provisions for the adjustment of the exercise price in the event of stock dividends, stock splits, reorganizations, reclassifications and consolidations. See Note 10.

During the year ended May 31, 2007, a warrant holder exercised warrants to purchase 1,000,000 shares of the Company’s common stock for an aggregate of $500,000.

A summary of warrant activity for the years ended May 31, 2006 and 2007 is as follows:

		Initial	Current
	Number of	Exercise	Exercise
	Warrants	Price	Price	Expiration Date
Outstanding at May 31, 2005	—
Granted	2,354,261	$2.23	$0.2875	January 31, 2011
Granted	7,000,000	$1.50	$0.5000	March 31, 2011
Outstanding at May 31, 2006	9,354,261
Granted	2,233,438	$1.50	$1.5000	June 30, 2013
Granted	6,250,000	$0.80	$0.5000	August 17, 2011
Granted	6,000,000	$0.50	$0.5000	March 29, 2012
Exercised	(1,000,000)		$0.5000
Outstanding at May 31, 2007	22,837,699

Outstanding at May 31, 2007 consists of:
	2,354,261		$0.2875	January 31, 2011
	2,233,438		$1.5000	June 30, 2013
	18,250,000		$0.5000	March 31, 2011, August 17, 2011, and March 29, 2012
	22,837,699

We evaluated the outstanding warrants in accordance with the provisions of EITF 00-19 and concluded that classification of the fair value of the warrants as equity at May 31, 2007 was appropriate.

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

Through May 31, 2007, the Company has recorded $194,000 of expense related to these shares as stock based compensation expense. Pursuant to the securities purchase agreement described in Note 10, the Company is prohibited from issuing additional shares under the Consultant Compensation Plan without prior approval from Cornell, other than upon the exercise of previously-issued options, for so long as the convertible debentures initially issued to Cornell are outstanding.

Shares Issued for Services

In February and March 2006 as compensation for their services to the Company, a total of 382,500 shares of common stock were granted to members of the Board of Directors and an employee. Through May 31, 2007, the Company has recorded $697,000 of expense related to these shares as stock based compensation expense. For the fiscal year ended May 31, 2007, a total of 62,500 shares of common stock were issued to employees as part of their employment agreements, through May 31, 2007, the Company has recorded $69,000 of expense related to these shares as stock based compensation expense.

Escrowed Common Stock

The 5% and 10% Debentures (see Note 10) are secured pursuant to the terms of (1) a pledge and escrow agreement among the Company, Cornell and David Gonzalez, Esq., as escrow agent, and (2) security agreements among the Company, Cornell and two of our subsidiaries. In accordance with the pledge and escrow agreement, we deposited 44,117,647 shares issued in the name of the Company, into escrow, and granted to Cornell a security interest in those shares to secure our obligations to Cornell under the 5% and 10% Debentures and related agreements. The escrowed shares are not included in common stock issued and outstanding at May 31, 2007.

Shares to be Issued

We entered into two employment agreements, one of which was with an officer of the Company, calling for the periodic issuances of common stock as partial employment compensation. Under these agreements, we have committed to issue an aggregate of 225,000 shares, issuance and vesting taking place on a quarterly basis. Related to these two agreements at May 31, 2007 and 2006, $35,000 and $34,000, respectively, has been recorded as selling, general and administrative expenses in the accompanying statement of operations.

Note 12 - Accounting for Stock-Based Compensation

On December 1, 2006, the Company adopted the Open Energy Corporation 2006 Equity Incentive Plan (the “Plan”), which provides for the granting of stock and non-stock based compensation awards, including options, stock awards, stock appreciation rights, and cash awards to employees, officers, directors or consultants. The aggregate maximum number of shares of the Company’s common stock that may be issued under the Plan is 8,500,000 shares. During the year ended May 31, 2007, options to purchase 7,079,193 shares of common stock were granted to 25 employees, four directors and one consultant under the Plan, and options to purchase 1,827,000 shares of common stock were granted to another consultant outside of the Plan. At May 31, 2007, 2,275,390 shares remained available for future grant under the Plan. Shares generally vest over a period of eighteen months to three years and options expire ten years from the date of grant. Options granted under the Plan have exercise prices ranging from $0.19 to $1.50 per share.

Under the provisions of SFAS No. 123R, the fair value of options granted is estimated at the measurement date and is recognized as stock-based compensation expense ratably over the requisite service period of the award. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates. We developed our estimates based on historical data and market information, which can change significantly over time. A small change in the estimates used can have a relatively large change in the estimated valuation, and consequently, a material effect of the results of operations.

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

The Company’s stock price volatility and option lives involve management’s best estimates, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option. SFAS No. 123R also requires that the Company recognize compensation expense for only the portion of options expected to vest. Based on very limited historical experience, the Company has assumed no forfeitures in the determination of stock-based compensation expense under SFAS No. 123R. If the actual number of forfeitures differs from our estimates, additional adjustments to compensation expense may be required in future periods. The weighted-average fair value per share was calculated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield - 0%; expected volatility - 70%; risk-free interest rate - (4.56% - 4.69%); and expected life of 6 years.

Stock-based compensation expense recognized under SFAS No. 123R for the year ended May 31, 2007 related to stock options was $765,000. A summary of the changes in options outstanding during the year ended May 31, 2007 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at May 31, 2006	—	$—	—	$—
Granted	7,079,193	0.52	9.06	—
Exercised	—	—	N/A	—
Forfeited	(640,000)	0.39	N/A	—
Cancelled	(214,583)	0.53	N/A	—
Outstanding at May 31, 2007	6,224,610	$0.53	9.54	$—

Exercisable at May 31, 2007	1,686,016	$0.56	9.80	$—

The weighted-average grant-date fair value of options granted during the year ended May 31, 2007 was $0.52 per share. As of May 31, 2007, the total remaining unrecognized compensation cost related to unvested stock options totaled $648,000, which is expected to be recognized over the weighted-average future period of 2.5 years.

		Weighted
		Average
		Grant Date
Nonvested Shares	Shares	Fair Value
Nonvested at May 31, 2006
Granted	7,079,193	0.27
Vested	(1,686,016)	0.29
Forfeited	(640,000)	0.24
Cancelled	(214,583)	0.31
Nonvested at May 31, 2007	4,538,594	$0.29

In accordance with their employment agreements, certain officers and a non-executive employee were awarded restricted stock grants that vest over periods ranging from 2.8 to 3.0 years. As of May 31, 2007, there was $8,559,000 of unrecognized compensation cost related to nonvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.3 years. Stock-based compensation recognized during the years ended May 31, 2007 and 2006 related to vesting of the restricted stock was $6,420,000 and $4,388,000, respectively.

Stock based compensation recognized during the years ended May 31, 2007 and 2006 related to common stock granted for services was $233,000 and $838,000, respectively.

Note 13 – Due from Related Parties

As described in Note 8, the Company has accrued estimated payroll taxes, withholding and penalties owed as of May 31, 2007 and 2006 totaling $2,417,000 and $1,311,000, respectively, in connection with the grant of restricted shares of common stock to certain officers and employees of the Company (see Notes 8 and 11) during the year ended May 31, 2006. The withholding portion of this accrual totaling $1,993,000 and $1,139,000 has been recorded at May 31, 2007 and 2006, respectively, as amounts due from related parties based on agreements with the respective officers and employees for them to remit funds to the Company for an amount equal to the withholding obligations. The Company believes that the amounts due from the individuals is fully collectable and requires no allowance for uncollectible amounts at either May 31, 2007 or 2006.

Note 14 – Advances from Related Parties

The Company assumed advances from various related parties, including shareholders, in connection with the acquisition of SRS. These advances are due on demand and bear interest at 6% per annum. As of May 31, 2007 and 2006, balances due to related parties totaled $312,000 and $314,000, respectively, and related accrued interest totaled $81,000 and $56,000, respectively.

Note 15 – Commitments and Contingencies

Suncone License Agreement

In July 2005, the Company entered into a technology license agreement, through which the Company obtained an exclusive license to apply technology known as Suncone™ CSP (Concentrated Solar Power) to distributed energy systems, electric power plants, saline water desalination systems and other applications (the “Suncone License Agreement”). Under the agreement, the Company is responsible for funding the development and commercialization of the technology. As consideration for granting the license, the agreement entitles the licensor to receive a royalty of 5% to 8 % of gross sales from licensed products, and 2% of sales of electrical power or desalinated water.

In August 2005, the Company entered into a Technology Consulting Agreement with the licensor under the Suncone License Agreement which requires the Company to pay $10,000 per month for consulting services and $2,000 per month for office expenses during the term of the Suncone License Agreement. The Company incurred $492,887 of research and development expense and did not incur any royalty expense during the year ended May 31, 2006, associated with this agreement.

In March 2006, the Company entered into an amended and restated technology license with Dr. Melvin Prueitt pursuant to which the Company’s license of certain patent rights and technology which the Company refers to as Suncone™ CSP (Concentrating Solar Power) system was amended. As amended, the license agreement provides for an exclusive and worldwide license for the defined field of use of collecting solar energy to generate electricity, desalinate water and for all other industrial applications. The Company also has the right to sublicense the licensed technology. The license agreement expires at the earlier of January 27, 2026 or the date of expiration of the last to expire of any issued patent within the patent rights subject to the license agreement. The Company also agreed to fund a six month development project to develop a prototype of a solar collector and to expend or devote resources equal to at least $300,000 during such time period.

Pursuant to the license agreement, the Company agreed to pay to the licensor certain royalties for sales of products incorporating the licensed technology (“Licensed Products”). The subset of Licensed Products that consists of generated electrical power or desalinated water or other pumped liquids that are generated or purified, as applicable, using any product or device which, or the manufacture, use or sale of which, is covered by a valid claim of the licensed patent rights is referred to as “licensed commodity products.” The royalty payments for licensed products and the subset of licensed commodity products are as follows:

•                  2% of net sales of licensed commodity products;

•                  Sales of Licensed Products (other than licensed commodity products) for each three month period commencing October 21, 2005: 8% of net sales up to $500,000; 7% of net sales up to $1,000,000; 6% of net sales up to $1,500,000; and 5% of net sales over $1,500,000;

•                  Minimum royalties during each three month royalty period beginning in October 2005 ranging from $4,000 to $50,000.

In addition, the Company granted to the licensor 100,000 shares of common stock and a five year warrant to purchase up to 2,233,438 shares of common stock at an initial exercise price of $1.50 per share. The warrant vests incrementally upon the completion of certain milestones specified in the warrant.

In July 2006, the Company and Dr. Prueitt signed an Amended and Restated Technology License Agreement. Material changes to the original agreement are:

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

Operating Leases

The Company conducts all of its operations from leased facilities. Most of the leases are for 36 month terms, contain annual escalation clauses, and some provide for renewal after the expiration of the initial term. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases. One lease contains an option that expires in October 2008 to purchase the facility at fair value.

Rent expense was $404,000 and $47,000 for the twelve months ended May 31, 2007 and 2006, respectively. Future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of May 31, 2007 are as follows: 2008 - $481,000; 2009 - $440,000; 2010 - $324,000; 2011 - $230,000; and 2012 - $192,000.

Agreements for investor relations services

The Company is committed to an agreement for investor relations’ services for $10,000 per month plus reasonable expenses beginning April 1, 2007 and ending March 31, 2009.

Common Stock

The Company has employment contracts with certain members of its executive management team and certain other senior managers. The agreements are for three year terms and include stock grants. The stock vests quarterly over the three year period. As of May 31, 2007, 4,093,110 shares had vested with 5,675,357 remaining unvested.

Employment Contract

We entered into an Employment Agreement dated August 25, 2005, between our company and David Saltman whereby our company appointed Mr. Saltman as President and Chief Executive Officer. The term of the employment agreement is from September 15, 2005 to September 30, 2008. Pursuant to the terms of the employment agreement, our company agreed to pay Mr. Saltman an annual base salary of $250,000 plus annual bonuses as determined by our board of directors and based upon our company’s financial achievements. On January 30, 2007, the Company and Mr. Saltman, entered into an amendment to his employment agreement, dated August 25, 2005, to amend the vesting terms of a stock grant issued to Mr. Saltman in connection with his employment agreement. In connection with the original employment agreement, on August 25, 2005, the Company issued 8,235,662 shares of common stock to Mr. Saltman. Such shares were scheduled to vest quarterly over a three-year period commencing December 31, 2005, with 686,305 shares scheduled to vest for the first 11 quarters and 686,307 shares scheduled to vest in the 12th and final quarter. On January 30, 2007, the Company and Mr. Saltman amended the agreement to provide that all shares that were scheduled to vest on March 31, 2007, June 30, 2007, September 30, 2007 and December 31, 2007, would instead vest ratably on March 31, 2008, June 30, 2008, and September 30, 2008. All unvested shares will be cancelled if the employment agreement is terminated for cause by our company or if Mr. Saltman terminates the employment agreement other than for good reason, as defined in the employment agreement. Finally, Mr. Saltman is entitled to certain benefits, expenses, an automobile allowance and reasonable office support services as set out in the employment agreement.

If our company terminates the employment agreement for the death or disability of Mr. Saltman or for cause as defined in the employment agreement, our company will pay Mr. Saltman, or his legal representative as applicable, a sum in cash of an amount equal to the accrued but unpaid salary and any applicable bonuses. If Mr. Saltman terminates the employment agreement for good reason, as defined in the employment agreement, or if our company terminates the employment agreement for any reason other than for cause, then our company will pay Mr. Saltman a termination fee in cash of an amount in accordance with section 6(b) of the employment agreement.

Supply of Materials

There is currently an industry-wide shortage of semi-conductor grade silicon, an essential raw material in the production of certain of the Company’s primary products. Continued shortages of silicon used in the manufacture of the Company’s products may result in significant price increases in PV cells or the Company’s inability to obtain needed raw materials on a timely basis, which could result in delays in manufacturing and adversely affect gross margins and results of operations.

Dependence on Limited Number of Suppliers

The Company historically purchased the majority of certain raw materials and components used to manufacture its products from one supplier. Although the Company is in discussions with multiple suppliers, it is anticipated that in the future, the Company will continue to depend on a limited number of suppliers.

Restrictions on Dividend Payments

The Company’s agreements with Cornell in connection with outstanding debentures prohibit its paying dividends without their approval.

Note 16 – Related Party Transactions

During fiscal 2005, a company owned by a person related to an officer of the Company advanced CDN $200,000 (approximately $171,000) to the former officer and the former officer then advanced this amount to the Company. The amount was unsecured, non-interest bearing and has no fixed terms for repayment. The Company repaid $205,000 on May 11, 2006 to satisfy this claim.

During fiscal 2006, the Company repaid $860,000 in loans to Connect by Computer, LLC, which is wholly owned by a former director of the Company. The loans were part of the acquisition price paid for the merger with CRE.

During the year ended May 31, 2006, a total of $14,000 was paid to Customatrix, Inc. for consulting services. Customatrix, Inc. is 30% owned by an officer of the Company.

Note 17 - Income Taxes

Deferred tax assets and liabilities at May 31, 2007 and 2006 are comprised of the following:

	May 31, 2007			May 31, 2006
	US	Foreign	Total	US	Foreign	Total
Deferred tax assets
Net operating loss	$7,563	$1,677	$9,240	$3,094	$544	$3,638
Inventory	763	—	763	18	—	18
Warranty	602	—	602	—	—	—
Deferred compensation	2,394	—	2,394	641	—	641
Impairment of note receivable	272	—	272	—	—	—
Credits	208	—	208	64	—	64
Total gross deferred tax assets	11,802	1,677	13,479	3,817	544	4,361
Valuation allowance	(11,802)	(1,677)	(13,479)	(3,817)	(544)	(4,361)
Net deferred tax assets	$—	$—	$—	$—	$—	$—

Deferred tax liabilities
Intangible assets	$(452)	$(139)	$(591)	$(862)	$(1,423)	$(2,285)
Goodwill	—	—	—	(46)	—	(46)
Beneficial conversion feature of convertible debt	(1,161)	—	(1,161)	(2,505)	—	(2,505)
Total deferred tax liabilities	$(1,613)	$(139)	$(1,752)	$(3,413)	$(1,423)	$(4,836)

The Company has recorded a valuation allowance amounting to the entire net deferred tax asset balance due to its lack of a history of earnings, possible limitations on the use of carryforwards, and the expiration of certain of the net operating loss carryforwards (“NOL”) which gives rise to uncertainty as to whether the net deferred tax asset is realizable. Internal Revenue Code Section 382 and similar California rules place a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). As a result of these provisions, the utilization of the NOL may be limited. There were no significant differences from the Company’s total provision for income taxes as compared to applying the statutory foreign and U.S. federal income tax rates for the years ended May 31, 2007 and 2006.

The Company has NOL carryforwards of approximately $18.0 million which expire beginning in 2008 through 2027. The Company has investment and research activity credit carryforwards aggregating $64,000, which will substantially expire in 2009 and 2010.

A reconciliation of the expected tax computed at the U.S. federal statutory income tax rate to the total benefit for income taxes at May 31, 2007 is as follows:

	Years ended May 31,
	2007		2006
Expected tax at 34%	$(14,559)	(34.00)%	$(4,133)	(34.00)%
State income tax, net of federal	(2,498)	(5.83)%	(627)	(5.15)%
Change in valuation allowance	9,119	21.30%	3,921	32.15%
Intangibles	2,805	6.56%	—	—%
Non-deductible expenses	87	0.20%	56	46%
Warrants	1,527	3.56%	—	—%
Stock options	305	0.70%	—	—%
Other	(48)	(0.11)%	(102)	(0.11)%
Provision (benefit) for income taxes	$(3,262)	(7.62)%	$(885)	(11.53)%

The Company has adopted the position under APB 23 that earnings of its foreign subsidiaries will be permanently reinvested outside of the United States. As such, United States deferred taxes have not been provided for on these earnings.

Note 18 – Discontinued Operations

In September 2005, the Company determined to sell its oil and gas holdings in order focus its efforts entirely on the renewable energy component of the business. The sale of the Company’s oil and gas interests was completed in January 2006. During the year ended May 31, 2006, no revenues were reported in discontinued operations, while a loss of $849,000 was incurred in connection with discontinued operations.

Note 19 – Subsequent Events

On June 15, 2007, the Company entered into a Note and Warrant Purchase Agreement with an accredited investor for the private placement of a $950,000 promissory note (the “6/15/07 Note”) and a related warrant to acquire up to 4,000,000 shares of common stock (the “6/15/07 Warrant) for a purchase price of $750,000. In connection with this transaction, the Company’s Chief Executive Officer entered into a Stock Pledge Agreement pursuant to which certain of his shares of the Company’s common stock were pledged to secure the performance of the 6/15/07 Note, and he agreed to guaranty any deficiency above and beyond the value of the shares. In the event of a default with respect to the 6/15/07 Note, the investor may (i) foreclose on the common stock pledged or (ii) convert all unpaid amounts due under the 6/15/07 Note into (A) a convertible debenture which is convertible into shares of common stock of Open Energy and (B) a warrant exercisable for shares of common stock.

The maturity date of the 6/15/07 Note is October 15, 2007, which may be extended for one month at the Company’s option. If extended or if the Company is in default under the terms of the 6/15/07 Note, the amount due to the investor is increased by $50,000 to $1,000,000. In the event of a default, any amounts then owed shall bear interest at the rate of 18% per annum. The Company has the option to prepay the note in whole or in part without penalty prior to the maturity date.

The 6/15/07 Warrant is exercisable for three years, and is subject to anti dilution provisions and a floor exercise price of $0.05 per share. If issued, the convertible debenture will accrue interest at a rate of 10% per annum, with accrued interest due and payable on June 15, 2008 and will be convertible into shares of the Company’s common stock at an initial price of $0.50 per share, which is subject to adjustment. The Investor may not convert if the conversion shares issued would result in the Investor beneficially owning greater than 4.99% of the Company’s outstanding common stock.

On August 31, 2007, Open Energy Corporation entered into a securities purchase agreement with an accredited investor for the private placement of a convertible promissory note in the principal amount of $1,000,000 (the “8/31/07 Note”) and a related warrant to acquire up to 1,200,000 shares of common stock (the” 8/31/07 Warrant”) for a purchase price of $950,000. The 8/31/07 Note matures six months after August 31, 2007 but the Company has the right to prepay it in whole or in part without penalty prior to the maturity date. Commencing on the maturity date, the 8/31/07 Note accrues interest at the rate of 10% per annum. The principal and accrued interest are convertible into common stock of the Company at $0.50 per share. However, the Investor may not convert if the conversion shares issued would result in the Investor beneficially owning greater than 4.99% of Open Energy’s outstanding common stock.

In the event of default, the 8/31/07 Note will accrue interest at a rate of 10% per annum and the Investors may convert any or all of the outstanding principal and interest into common stock at a fixed conversion price equal to 30% of the Volume Weighted Average Price on the closing date. In no event shall the conversion price be lower than $0.05.

The 8/31/07 Warrant is exercisable for sixty (60) months after August 31, 2007. The exercise price is the greater of  $0.55 per share or the closing bid price of the stock on the last trading day preceding the closing date plus five cents,  subject to adjustments and anti dilution provisions which include a price floor of $0.05 per share.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 8A. CONTROLS AND PROCEDURES.

We are required to maintain disclosure controls and procedures designed to ensure that material information related to us, including our consolidated subsidiaries, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of May 31, 2007, due to the following deficiencies:

•                  insufficient personnel resources and technical accounting expertise within the accounting function to resolve non-routine or complex accounting matters;

•                  ineffective controls over period end financial close and reporting processes and the preparation and review of the annual consolidated financial statements, resulting in numerous post-closing journal entries and audit adjustments;

•                  inadequate segregation of duties in a number of accounting functions;

•                  inadequate documentation and support for certain transactions; and

•                  a lack of effective record keeping and compliance assistance for reports required under Section 16(a) of the Exchange Act.

These deficiencies were identified in June 2007 as part of our procedures for completing our financial statements for the fiscal year ended May 31, 2007. We hired Aidan Shields as our Chief Financial Officer on June 7, 2007 and are in the process of implementing remedial steps, which include greater oversight of our accounting and compliance functions, and an active search for additional internal accounting and legal compliance resources. To date, management has not been able to hire sufficient additional personnel to assist in the Company’s disclosure controls and procedures, and is in the process of further testing the new procedures, and thus has not been able to conclude that any of these deficiencies have been remediated as of the filing date of this report.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain biographical information concerning our current directors and executive officers:

Name	Position	Age
David P. Saltman	Member of Board of Directors of the Company, President and Chief Executive Officer of the Company	53

Norman J. Dodd	Member of Board of Directors of the Company and President of East Coast Operations	50

Edward Douglas Ward	Member of Board of Directors of the Company, Chair of the Compensation Committee	75

Dalton W. Sprinkle	Director, Chair of the Audit Committee and Nominating and Governance Committee	34

David Field	Chief Operating Officer	45

Aidan Shields	Chief Financial Officer and Treasurer of the Company	39

John Hart	General Counsel & Corporate Secretary	68

Tom Wolfe	Chief Technology Officer	59

Don Rogers	Executive Vice President, East Coast Operations	60

David Saltman is currently a director of the Company, a position he has held since July 2005, and is the President and the Chief Executive Officer of the Company, positions he has held since September 2005. From June 2000 to September 2005, Mr. Saltman was a senior executive of BioComposites International, Inc., a company producing natural fiber reinforced plastics for a wide range of industrial applications, including automotive interiors, building materials and consumer products. Mr. Saltman served on the President’s advisory council that created environmental purchasing guidelines for the federal government, and is the recipient of several awards from the American Marketing Association and the National Recycling Coalition for his work on sustainable technologies. Prior to his efforts in the energy sector, Mr. Saltman enjoyed a career in the entertainment industry, including being a founder of the “E!” Entertainment Network. Mr. Saltman is a former board member of the California League of Conservation Voters and currently sits on the board of CALEAP, a California clean energy bond initiative. In 1978, Mr. Saltman earned a Bachelor of Arts Degree in Motion Picture/Television Production from UCLA.

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

Edward Douglas Ward, or E. Douglas Ward, is currently a director and Chair of the Company’s Compensation Committee. Since 1994 he has served as a Managing Director of Irvine Associates, Inc., a privately held Corporate Finance Group that arranges credit facilities and equity infusions for under-financed technology companies. Previously, he was President and Chief Operating Officer of Astrotech International Corporation, which had five operating companies and a commercial space venture. Earlier, he was Vice President and General Manager, Executive Vice President, and President of five diverse commercial and aerospace companies. In 1956, Mr. Ward received a Diploma in Aeronautical Engineering from Northrop Aeronautical Institute.

Dalton W. Sprinkle is currently Chairman of the Audit Committee and Chairman of the Nominating and Governance Committee on our Board of Directors. Mr. Sprinkle is an attorney in private practice. Mr. Sprinkle was President and Chief Executive Officer and a director of Integrated Dental Solutions, Inc., an international dental services company headquartered in San Diego from September 2006 through June 2007. Mr. Sprinkle was special counsel to Sheppard Mullin Richter & Hampton LLP from October 2005 through September 2006, where he counseled public and private companies on a wide range of business and legal issues. From July 2004 through October 2005, Mr. Sprinkle was associated with Luce, Forward, Hamilton and Scripps, where he practiced corporate and securities law with an emphasis on private placements of real estate securities and REITs. From November 2002 through July 2004, Mr. Sprinkle was associated with Morgan, Lewis and Bockius in Los Angeles where he practiced corporate and securities law with an emphasis on renewable and other energy transactions. Mr. Sprinkle serves on the board of directors of several other private companies.  Mr. Sprinkle earned his Juris Doctor degree, cum laude, from Georgetown University Law Center, where he served as editor-in-chief of The Tax Lawyer, and received his Bachelor of Arts degree, magna cum laude, from the University of Southern California.

David Field was appointed as our Chief Operating Officer effective as of June 5, 2007. Prior to joining Open Energy Corporation, Mr. Field was a senior executive at Clark Security Products, the largest independent vertically integrated security distribution company in North America from January 2005 to August 2006. Previously, he founded and managed several companies in the energy sector. In June 2001. Mr. Field founded and was CEO of Clarus Energy Partners, a leading Distributed Generation developer, owner and operator that was acquired by Hunt Power in early 2004. Prior to Clarus Energy, Mr. Field co-founded Omaha-based Kiewit Fuels, a renewable energy company specializing in the development of biofuels production. In addition to a career in sustainable energy development, he also has an extensive background in water technology and infrastructure development, with companies such as; Bechtel, Peter Kiewit, and Poseidon Resources, as well as, in corporate finance with Citicorp. Mr. Field holds a MBA from the Garvin School of International Management (Thunderbird).

Aidan Shields was appointed as our Chief Financial Officer effective as of June 5, 2007. Prior to joining Open Energy, Mr. Shields was Chief Financial Officer of Satellite Security Corporation, a start-up micro-cap company in the wireless GPS technology space from May 2006 to March 2007. Previously, he spent 11 years with Gap Inc. in several roles, including Chief Financial Officer of the Outlet Division and Senior Director and Controller of the Old Navy Division. During his time with Old Navy, the division grew from a start up to the fastest growing retailer in U.S. history. While at Gap Inc., Mr. Shields spent time in a multitude of roles supporting Real Estate, Financial Planning, Business development, Marketing Effectiveness, Supply Chain, Operations and SEC reporting. Before Gap Inc., Mr. Shields worked for Minerals Technologies Inc. in Cork, Ireland and Europe. Mr. Shields is a native of the Republic of Ireland and is a graduate of the Institute of Chartered Accountants in Ireland. He received his training as a Chartered Accountant with KPMG in Ireland.

John Hart was appointed General Counsel and Corporate Secretary on May 11, 2007. John Hart has been involved in the photovoltaic industry for many years including being a founding shareholder and serving as general counsel to Connect Renewable Energy before its acquisition by Open Energy Corporation. Mr. Hart has over four decades of legal experience as a sole practitioner, partner in law firms, and general counsel to private and publicly held companies. His practice has ranged from counseling individuals and businesses on enterprise formation, financings, mergers, acquisitions, operational issues, and a variety of litigations. In addition, Mr. Hart has been an entrepreneur, business advisor and a director of public and private companies. Mr. Hart received a Bachelor of Arts, cum laude from the University of Redlands and Juris Doctor from the University of Southern California. He was admitted to the State Bar of California in January, 1964.

Tom Wolfe is currently Chief Technology Officer and has been with Open Energy since December 22, 2006. In 1998 Mr. Wolfe found WaterEye Corporation, which became an Open Energy subsidiary on December 22, 2006. Mr. Wolfe has over twenty five years experience in the chemical process industries, with particular experience in power, water and wastewater treatment technologies. Mr. Wolfe has made many contributions to the development and advancement of reverse osmosis membrane technology and wastewater evaporation technology dating back to the early 1970’s. He has participated at all levels in some of the largest membrane and evaporator installations in the world and has hands on experience with a wide variety of evaporator configurations including vapor recompression, steam driven single and multiple effect systems, as well as direct contact and submerged combustion processes. In the software field, Mr. Wolfe was the founder of Western Pacific Data Systems, now part of Spirent Systems (UK) a leading software development company in California. Mr. Wolfe developed much of the software currently in use today for reverse osmosis membrane performance prediction and computational chemistry for recovery determination and scale control. Mr. Wolfe has authored more than 20 technical articles and papers in his various fields of involvement and is a member of the American Chemical Society and the American Water Works Association. He received his Bachelors Degree in Chemistry from the University of California, San Diego.

Don Rogers was appointed to the position of Executive Vice President of East Coast Operations of the Company on April 10, 2006. In April 2003 Mr. Rogers was appointed President of Solar Roofing Systems, Inc. and served as its President until he joined the Company in April 2006. From March 2001 to March 2003, Mr. Rogers was the President and founder of Rogers & Associates, a business consulting firm. Don Rogers manages the operations of our East Coast manufacturing facility. His background is in consumer packaged goods, including 16 years with Procter and Gamble, and 15 years with Nabisco Brands. Earlier in his career, Don held positions of increasing responsibility in sales, marketing, and product promotion. Over the past decade, he has served in senior management roles in the US and Canada, including seven years in New Jersey, as President and General Manager of two operating divisions of the Nabisco. In 1968, he earned a Bachelors Degree in Commerce from the University of Manitoba.

Committees of the Board of Directors

Audit Committee

The board of directors has an Audit Committee, which consists of Dalton Sprinkle (Chair) and E. Douglas Ward. The board of directors has examined the composition of the Audit Committee in light of the listing standards of the Nasdaq Stock Market and the regulations under the Exchange Act applicable to audit committees. Based upon this examination, the board of directors has determined that each of the Audit Committee members is an “independent” director within the meaning of such listing standards and the Exchange Act and the rules and regulations thereunder.

Nominating & Governance Committee

The Governance Committee of the board of directors is comprised of Dalton Sprinkle (Chair) and E. Douglas Ward.

Compensation Committee

The board has a Compensation Committee comprised of E. Douglas Ward (Chair).

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely on a review of copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended May 31, 2007, we believe that all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis with the SEC, except as follows:

Jeffrey Bryan Stein, an officer, filed a late Form 3 disclosing his holdings as of the date he became an officer and one late Form 4 reporting one transaction, a stock option grant. David Field, an officer, filed a late Form 4 reporting one transaction, a stock option grant. Cheryl Bostater, an officer, filed a late Form 4 reporting four transactions, sales of common stock. David Saltman, an officer, filed a late Form 4 reporting one transaction and a late Form 4 reporting three transactions, sales of common stock.

ITEM 10. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our definitive proxy statement to be delivered to stockholders in connection with our 2007 Annual Meeting of Stockholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from our definitive proxy statement to be delivered to stockholders in connection with our 2007 Annual Meeting of Stockholders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from our definitive proxy statement to be delivered to stockholders in connection with our 2007 Annual Meeting of Stockholders.

ITEM 13. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The exhibits filed herewith are listed in the Exhibit Index immediately preceding such exhibits. The Exhibit Index is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Public Accountants

The Registrant’s Board of Directors has appointed Squar, Milner, Peterson, Miranda & Williamson, LLP as independent public accountant for the fiscal year ending May 31, 2007.

Principal Accounting Fees

The following table presents the fees paid for professional audit services rendered by various firms in FY 2007 and by Peterson & Co. LLP for FY 2006, for the audits of the Registrant’s annual financial statements and related matters for the years ended May 31, 2007 and May 31, 2006, respectively, and fees billed for other services rendered by such accounting firms during those periods.

	FY2007					FY 2006
	Squar, Millner	Matheson	CBIZ	Other	Total	Peterson
Audit fees (1)	$93,806	$26,964	$21,245	$1,188	$143,203	$1,657
Audit-related fees (2)	149,125	—	16,365	—	165,490	364
Tax fees (3)	16,820	—	—	—	16,820	875
SB2 Registration (4)	33,014	—	—	—	33,014	—
All other fees (5)	845	—	—	—	845	—
	$293,610	$26,964	$37,610	$1,188	$359,372	$2,896

(1)           Audit fees include fees and expenses for professional services rendered for the audits of the Company’s annual financial statements for those years and for the review of the financial statements included in the Company’s Quarterly Reports on Form 10-QSB during those years.

(2)           Audit-related fees consist of assistance and discussion concerning financial accounting and reporting standards and other accounting issues, and SEC compliance matters.

(3)           Tax fees consist of preparation of federal and state tax returns, review of quarterly estimated payments, and consultation concerning tax compliance issues. All tax fees billed to us during the year ended May 31, 2007 and 2006 were billed by Squar Milner and Peterson & Co., LLP, respectively.

(4)           SB2 registration fees consist of preparation and review of SB2 forms for the registration of the Company in the state of Nevada. All SB2 registration fees billed to us during the year ended May 31, 2007 and 2006 were billed by Squar Milner and Peterson & Co., LLP, respectively.

(5)           All other fees include any fees for services not covered above.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Open Energy Corporation

By:	/s/ David Saltman
President and Chief Executive Officer (Principal Executive Officer)

Each person whose signature appears below hereby severally constitutes and appoints David Saltman and Aidan H. Shields, and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each said attorneys-in-fact and agents or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant in their capacities and on September 13, 2007.

Signature	Title	Date

/s/ David P. Saltman	Director and Chief Executive Officer (Principal Executive Officer)	September 13, 2007
David P. Saltman

/s/ Aidan H. Shields	Chief Financial Officer and Treasurer (Principal Financial and	September 13, 2007
Aidan H. Shields	Accounting Officer)

/s/ Norman J. Dodd	Director	September 13, 2007
Norman J. Dodd

/s/ Dalton Sprinkle	Director	September 13, 2007
Dalton Sprinkle

/s/ Edward Douglas Ward	Director	September 13, 2007
Edward Douglas Ward

EXHIBIT  INDEX

Exhibit Number	Exhibit

3.1	Articles of Incorporation, incorporated by reference from Exhibit 3.1 to the Form SB-2 filed August 1, 2002.

3.2	Bylaws, incorporated by reference from Exhibit 3.1 to the Form 10-Q filed April 19, 2006.

3.3	Certificate of Amendment filed with the Secretary of State of Nevada on February 23, 2004, incorporated by reference from Exhibit 3.3 to the Form 10-KSB filed September 12, 2005.

3.4	Certificate of Amendment filed with the Secretary of State of Nevada on May 4, 2005, incorporated by reference from Exhibit 3 to Form 8-K filed August 31, 2005.

3.5	Certificate of Merger filed with the Secretary of State of Nevada on April 21, 2006, incorporated by reference from Exhibit 3.1 to the Form 8-K filed April 25, 2006.

4.1	Secured Convertible Debenture No. CCP-4, issued on October 30, 2006 in favor of Cornell Capital Partners, LP., incorporated by reference from Exhibit 4.1 to the Form 8-K filed November 3, 2006.

4.2

Agreement and Plan of Merger, dated December 21, 2006, by and among Open Energy Corporation, Open Energy/WE Acquisition Corporation, WaterEye Corporation, and certain other parties thereto, incorporated by reference from Exhibit 2.1 to Form 8-K filed December 28, 2006.

4.3

Securities Purchase Agreement dated March 30, 2007 by and between Open Energy Corporation and Cornell Capital Partners, L.P., incorporated by reference from Exhibit 4.1 to Form 8-K filed April 5, 2007.

4.4	Secured Convertible Debenture dated March 29, 2007 issued by Open Energy Corporation to Cornell Capital Partners, L.P., incorporated by reference from Exhibit 4.2 to Form 8-K filed April 5, 2007.

4.5

Security Agreement dated March 29, 2007 by and among Open Energy Corporation, Connect Renewable Energy, Inc., Solar Roofing Systems, Inc., WaterEye Corporation and Cornell Capital Partners, L.P., incorporated by reference from Exhibit 4.3 to Form 8-K filed April 5, 2007.

4.6	Warrant to Purchase Common Stock dated March 29, 2007 issued by Open Energy Corporation to Cornell Capital Partners, L.P., incorporated by reference from Exhibit 4.4 to Form 8-K filed April 5, 2007.

4.7	Registration Rights Agreement dated March 29, 2007 by and between Open Energy Corporation and Cornell Capital Partners, L.P. incorporated by reference from Exhibit 4.5 to Form 8-K filed April 5, 2007.

4.8	Letter Agreement, dated May 21, 2007, between Open Energy Corporation and Cornell Capital Partners, L.P., incorporated by reference from Exhibit 10.1 to the Form 8-K filed May 24, 2007.

4.9	Note and Warrant Purchase Agreement dated June 15, 2007, incorporated by reference from Exhibit 10.1 to the Form 8-K filed June 21, 2007.

4.10	Form of Warrant, incorporated by reference from Exhibit 10.2 to the Form 8-K filed June 21, 2007.

4.11	Form of Stock Pledge Agreement, incorporated by reference from Exhibit 10.3 to the Form 8-K filed June 21, 2007.

4.12	Form of Note, incorporated by reference from Exhibit 10.4 to the Form 8-K filed June 21, 2007.

4.13	Convertible Debenture dated June 15, 2007, incorporated by reference from Exhibit 10.5 to the Form 8-K filed June 21, 2007.

4.14	Form of Default Warrant, incorporated by reference from Exhibit 10.6 to the Form 8-K filed June 21, 2007.

4.15	Form of Registration Rights Agreement, incorporated by reference from Exhibit 10.7 to the Form 8-K filed June 21, 2007.

4.16

Securities Purchase Agreement, dated August 31, 2007, by and between Open Energy Corporation and Everest Asset Management AG, incorporated by reference from Exhibit 4.1 to Form 8-K filed September 6, 2007.

4.17	Convertible Note, dated August 31, 2007, issued by Open Energy Corporation to Everest Asset Management AG, incorporated by reference from Exhibit 4.2 to Form 8-K filed September 6, 2007.

4.18	Warrant, dated August 31, issued by Open Energy Corporation to Everest Asset Management AG, incorporated by reference from Exhibit 4.3 to Form 8-K filed September 6, 2007.

4.19

Registration Rights Agreement, dated August 31, 2007, by and between Open Energy Corporation and Everest Asset Management AG, incorporated by reference from Exhibit 4.4 to Form 8-K filed September 6, 2007.

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

10.4†	Employment Agreement dated as of December 22, 2006, by and between Open Energy Corporation and Thomas D. Wolfe, incorporated by reference from Exhibit 10.4 to the Form 10-QSB filed February 1, 2007.

10.5

Indenture Agreement (Lease) and Amendment No. 1 to Lease with Acton Management Co. Limited dated November 22, 2006, incorporated by reference from Exhibits 10.1 and 10.2, respectively, to the Form 8-K filed November 29, 2006.

10.6†	Amendment No. 1 to Executive Employment dated January 30, 2007 by and between Open Energy and David Saltman incorporated by reference from Exhibit 10.6 to the Form 10-QSB filed February 1, 2007.

10.7†	Amendment No. 2 to Executive Employment dated January 30, 2007 by and between Open Energy and Cheryl Bostater, incorporated by reference from Exhibit 10.7 to the Form 10-QSB filed February 1, 2007.

10.10†	Employment Agreement, dated November 1, 2006, by and between Open Energy Corporation and Jeffrey Stein, incorporated by reference from Exhibit 10.5 to the Form 10-QSB filed April 23, 2007.

10.11†

Amendment No. 1 to Employment Agreement, dated April 6, 2007, by and between Open Energy Corporation and Jeffrey Stein, incorporated by reference from Exhibit 10.6 to the Form 10-QSB filed April 23, 2007.

10.12	Letter Agreement, dated May 21, 2007, between Open Energy Corporation and Cornell Capital Partners, L.P., incorporated by reference from Exhibit 10.1 to the Form 8-K filed May 24, 2007.

10.13†	Employment Agreement with Aidan H. Shields dated June 15, 2007, incorporated by reference from Exhibit 10.9 to the Form 8-K filed June 21, 2007.

10.14†	Employment Agreement with John E. Hart dated June 15, 2007, incorporated by reference from Exhibit 10.10 to the Form 8-K filed June 21, 2007.

10.15†

Employment Agreement with David Field dated November 1, 2006 and Amendment No. 1 to the Employment Agreement dated June 15, 2007, incorporated by reference from Exhibit 10.11 to the Form 8-K filed June 21, 2007.

14.1	Code of Ethics, incorporated by reference from Exhibit 14.1 to Form 10-KSB filed September 12, 2005.

16.1	Letter from Peterson & Co., LLP to the Securities and Exchange Commission, dated December 1, 2006, incorporated by reference from Exhibit 16.1 to the Form 8-K/A filed December 1, 2006.

21.1*	List of Subsidiaries.

23.1*	Consent of Squar, Milner, Peterson, Miranda & Williamson, LLP.

24.1*	Power of Attorney (included on signature page).

31.1*	Certification of Principal Executive Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

†Indicates a management contract or compensatory plan.