Form 10QSB
period 2007-08-31
OPEN ENERGY CORP
filed 2007-10-22
CIK 1176193

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2007

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

(Check one): Yes ☐   No ☒

At October 8, 2007 we had 124,584,358 shares of the registrant’s common stock (par value, $0.001 per share) outstanding.

Transitional Small Business Disclosure Format (Check one):   Yes ☐   No ☒

* Excludes filings on Form 8-K as provided in Rule 144(c)(i) under the Securities Act of 1933, as amended.

PART I - FINANCIAL INFORMATION

OPEN ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS - unaudited

(In thousands, except share data)

	August 31, 2007	May 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$901	$319
Accounts receivable, net of allowance for doubtful accounts of $67 and $138 at August 31, and May 31, 2007, respectively.	377	415
Inventories	1,348	1,857
Prepaid expenses and other current assets	449	380
Total current assets	3,075	2,971

Fixed assets, net	1,250	1,298
Due from related parties	1,843	1,993
Deferred financing costs, net	159	93
Intangible assets, net	4,716	4,889
Goodwill	10,221	10,221
Total assets	$21,264	$21,465

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,120	$1,687
Notes payable, current maturities	977	325
Current portion of convertible debentures, net	2,072	1,778
Advances from related parties	312	312
Other accrued liabilities	6,995	6,164
Deferred revenue	459	1,197
Total current liabilities	12,935	11,463

Notes payable, net of current maturities	—	14
Long-term portion of convertible debentures, net	1,651	4,178
Deferred tax liability	1,185	1,752
Total liabilities	15,771	17,407

Stockholders’ equity
Common stock, $0.001 par value; 1,125,000,000 shares authorized; 121,878,623 and 103,801,854 shares issued and outstanding at August 31, and May 31, 2007, respectively	122	104
Additional paid-in capital	66,813	56,407
Accumulated deficit	(61,442)	(52,453)
Total stockholders’ equity	5,493	4,058
Total liabilities and stockholders’ equity	$21,264	$21,465

The accompanying notes are an integral part of these consolidated financial statements.

OPEN ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS - unaudited

(In thousands, except per share data)

	Three Months Ended August 31,
	2007	2006
Revenues, net	$1,547	$356
Cost of sales	1,811	310
Gross margin	(264)	46

Operating expenses
Selling, general and administrative	3,931	4,077
Research and development	72	319
Total operating expenses	4,003	4,396

Loss from operations	(4,267)	(4,350)

Other income (expense)
Interest and other income	1	12
Interest expense	(5,413)	(780)
Other expense	(100)	(79)
Loss on foreign exchange	(19)	(35)
Total other expense	(5,531)	(882)

Loss before income tax benefit	(9,798)	(5,232)
Income tax benefit	809	300
Net loss	$(8,989)	$(4,932)

Net loss per share - basic and fully diluted	$(0.08)	$(0.07)

Weighted average shares outstanding - basic and fully diluted	109,549,409	69,243,312

The accompanying notes are an integral part of these consolidated financial statements.

OPEN ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS - unaudited

(In thousands)

	Three Months Ended August 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,989)	$(4,932)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	245	503
Interest from amortization of warrants and beneficial conversion feature, net of tax	3,569	589
Amortization of deferred financing costs	145	13
Amortization of original issue discount	1,416	46
Stock issued in legal settlement	—	70
Stock based compensation	2,111	1,625
Reduction of bad debt reserve	(71)	—
Reduction of inventory reserves	(249)	—
Deferred taxes	(567)	(300)
Change in operating assets and liabilities:
Accounts receivable	109	127
Due from employees	150	(455)
Inventories	758	(1,908)
Other current assets	(69)	250
Accounts payable	434	704
Other accrued liabilities	830	518
Deferred revenue	(738)	838
Net cash used in operating activities	(916)	(2,312)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(25)	(362)
Additions to intangible assets	—	(56)
Net cash used in investing activities	(25)	(418)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	950	—
Proceeds from issuance of convertible debt	1,000	1,500
Payments on notes payable	(16)	(47)
Payments on advances from related parties	—	(2)
Payment of debt issuance costs	(411)	(120)
Net cash provided by financing activities	1,523	1,331

Net increase (decrease) in cash and cash equivalents	582	(1,399)

Cash and cash equivalents at beginning of period	319	2,758

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$901	$1,359

SUPPLEMENTAL DISCLOSURES

Cash operating activities:
Interest paid	$16	$3
Non-cash investing and financing activities:
Warrants issued in connection with debt financing	$1,544	$905
Beneficial conversion feature associated with convertible debt	$625	$118
Stock issued upon conversion of debt	$6,770	$200
Stock and warrants issued for technology license	$—	$1,787

The accompanying notes are an integral part of these consolidated financial statements.

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

Note 2 - Basis of Presentation

Interim Financial Statements

The consolidated balance sheet as of August 31, 2007, the consolidated statements of operations for the three month periods ended August 31, 2007 and 2006 and the consolidated statements of cash flows for the three month periods ended August 31, 2007 and 2006 are unaudited. These financial statements reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to state fairly the financial position, results of operations and cash flows for the interim periods presented. The balance sheet as of May 31, 2007 was derived from the Company’s audited financial statements. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for the year ending May 31, 2008. These financial statements and the notes thereto should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended May 31, 2007, filed with the Securities and Exchange Commission (the “SEC”).

Liquidity and Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred a net loss of approximately $9.0 million during the three months ended August 31, 2007, and has incurred losses since inception totaling $61.4 million through August 31, 2007.

On September 19, 2007, we entered into a Securities Purchase Agreement with an accredited investor for the private placement of (i) a convertible note in the principal amount of $20 million and (ii) a warrant to acquire up to 40 million shares of common stock. The Agreement brought the Company net cash proceeds of approximately $18.46 million. Thus we now believe we have the capital resources to implement our revised corporate strategy over the next nine to twelve months. If the Company depletes these resources prior to obtaining positive cash flow, the Company will need to raise additional equity or debt financing which could result in additional dilution to the Company’s current stockholders. No assurance can be given that this additional financing, if needed, will be available on terms satisfactory to the Company.

The financial statements included herein do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Connect Renewable Energy, Inc., Solar Roofing Systems, Inc., and WaterEye Corporation. All significant inter-company accounts and transactions have been eliminated in consolidation.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 155”). With respect to SFAS No. 133, SFAS No. 155 simplifies the accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and eliminates the interim guidance in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets, which provided that beneficial interests in securitized financial assets are not subject to the provision of SFAS No. 133. With respect to SFAS No. 140, SFAS No. 155 eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB No. 109 (“FIN 48”) which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS No. 157 defines fair value, established a framework for measuring fair value under generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this guidance on its consolidated financial position, results of operations and cash flows.

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2 Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”) which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies . Adoption of FSP EITF 00-19-02 is required for fiscal years beginning after December 15, 2006. The adoption of FSP EITF 00-19-2 did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 159. The Company is currently evaluating the impact of this guidance on its consolidated financial position, results of operations and cash flows.

In March 2007, the FASB issued FASB Staff Position EITF 07-03 (“FSP 07-03”), Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. FSP 07-03 addresses whether nonrefundable advance payments for goods or services that will be used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. FSP 07-03 will be effective for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years.   The Company is currently evaluating the impact of this guidance on its consolidated financial position, results of operations and cash flows.

Note 3 – Convertible Note and Warrant Financing

8/31/07 Note

On August 31, 2007, the Company entered into a Securities Purchase Agreement (the “Agreement”) with an accredited investor  (the “Investor”) for the private placement of (i) a convertible note in the principal amount of $1,000,000 and (ii) a warrant to acquire up to 1,200,000 shares of common stock for a purchase price of $950,000. The maturity date on the convertible note is February 29, 2008, which may be extended at the option of the Investor if (i) a trigger event (as defined in the Agreement) has occurred and is continuing on the maturity date, and (ii) through the date that is ten business days after the consummation of a change of control in the event that a change of control is publicly announced. The Company has the right to prepay the convertible note in whole or part without penalty prior to the maturity date.

The convertible note accrues interest at a rate of 10% per annum, with accrued interest due and payable February 29, 2008. The note is convertible into common stock (“Conversion Shares”) at an initial price of $0.50 per share, which is subject to downward adjustment as specified in the note agreement. The Investor may not convert if the Conversion Shares issued would result in the Investor beneficially owning greater than 4.99% of the Company’s outstanding common stock.

If a trigger event occurs with respect to the convertible note, the Investor may require the Company to repay all or any portion of the note. In addition to any other remedies, the Investor may require the Company to convert the note at any time after a trigger event at a fixed conversion price equal to $0.1868 per share.

The warrant is exercisable for up to 1,200,000 shares of common stock at an exercise price of $0.709, subject to downward adjustment according to the anti-dilution provisions in the warrant agreement, provided that, in no event shall the exercise price be reduced to less than five cents ($0.05) per share (such floor price to be adjusted in the same manner that the exercise price is adjusted), and is exercisable through August 31, 2012. In addition, a warrant to purchase 72,000 shares at $0.709 per share and expiring on August 31, 2012 was issued to an investment banker for services rendered in connection with the financing.

The Company and the Investor also executed a Registration Rights Agreement pursuant to which the Company has agreed to provide certain registration rights with respect to the convertible note and the warrant.

The Company recorded discounts in connection with the value of warrants, beneficial conversion feature, and original issue discount in connection with all of its outstanding debentures. Amortization of these discounts is being recognized as non-cash interest over the term of the debt using the effective interest method. Upon conversion prior to amortization of the total discount, recognition of expense is accelerated for any previously unamortized discount. For the three month period ended August 31, 2007, the Company recognized $5,130,000 of non cash interest expense in connection with the amortization of debt discount. The carrying value of the debentures will accrete to the face value over the life of the debt, as the value of the discounts is expensed.

The face and carrying values of debentures outstanding at August 31, 2007 were as follows:

Total
Face value of debentures	$7,425

Less unamortized debt discounts:
Beneficial conversion feature	(1,645)
Warrants	(1,657)
Original issue discount	(400)
Debentures carrying value at August 31, 2007	3,723
Less current portion	(2,072)
Long-term portion convertible debentures	$1,651

Note 4 - Accounting for Stock-Based Compensation

On November 2, 2006, the Board of Directors adopted the Open Energy Corporation 2006 Equity Incentive Plan (the “Plan”), which provides for the granting of stock and non-stock based compensation awards, including options, stock awards, stock appreciation rights, and cash awards to employees, officers, directors or consultants. The Board of Directors approved an original allocation of 8,500,000 shares to the Plan that was subsequently expanded to 16,500,000 shares as of August 31, 2007. During the three months ended August 31, 2007, options to purchase a total of 1,500,000 shares of common stock were granted to two employees under the Plan. As of August 31, 2007, 10,642,390 shares remained available for future grant under the Plan. Options generally vest over a three year period and expire ten years from the date of grant. Options granted under the Plan have exercise prices ranging from $0.31 to $1.50 per share. During the three months ended August 31, 2007, an option for 1,000,000 shares (500,000 options were cancelled after August 31, 2007) was granted to our Chief Executive Officer, outside of the Plan in connection with guarantees made by him in connection with the 6/15/07 Note (See Note 10). Based on the estimated fair value of the option of $0.41 per share, the grant resulted in stock-based compensation expense of $205,000 for the three month period ending August 31, 2007.

Under the provisions of SFAS 123R, the fair value of options granted is estimated at the measurement date and is recognized as stock-based compensation expense ratably over the requisite service period of the award. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates. We develop our estimates based on historical data and market information, which can change significantly over time. A small change in the estimates used can result in a relatively large change in the estimated valuation, and consequently, a material effect of the results of operations.

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

Our stock price volatility and option lives involve management’s best estimates, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option. SFAS No. 123R also requires that we recognize compensation expense for only the portion of options expected to vest. Based on very limited historical experience the Company has assumed no forfeitures in the determination of stock-based compensation expense under SFAS 123R. If the actual number of forfeitures differs from our estimates, additional adjustments to compensation expense may be required in future periods. The weighted-average fair value per share was calculated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Dividend yield	0.0%
Expected volatility	133%
Risk-free interest rate	4.47%
Expected life	6 years

Stock-based compensation expense in connection with options vesting during the three months ended August 31, 2007 was $503,000, which consisted of stock-based compensation expense related to stock options granted under and outside the Plan.

A summary of the stock option activity during the three months ended August 31, 2007 is as follows:

				Weighted
			Weighted	Average
			Average	Remaining
			Exercise	Contractual
Options	Shares		Price	Term
Outstanding at May 31, 2007	6,224,610	(1)	$0.53	9.54
Granted	2,500,000	(2)	0.41	9.43
Exercised	—		—	N/A
Forfeited / Cancelled	(40,000)		0.48	N/A
Outstanding at August 31, 2007	8,684,610		$0.51	9.43

Exercisable at August 31, 2007	2,501,010		$0.54	9.38

(1)          Includes an option for 1,827,000 shares granted outside of the plan to a consultant in connection with the CRE acquisition.

(2)          Includes an option for 1,000,000 shares that was granted to our Chief Executive Officer, outside of the plan, in connection with the 6/15/07 Note, of which 500,000 options are vested and 500,000 were cancelled upon repayment of the 6/15/07 Note subsequent to August 31, 2007.

As of August 31, 2007, the total remaining unrecognized compensation cost related to unvested stock options amounted to                $961,000, which is expected to be recognized over a weighted-average period of 1.19 years.

		Weighted
		Average
		Grant Date
Nonvested Shares	Shares	Fair Value
Nonvested at May 31, 2007	4,538,594	$0.29
Granted	2,500,000	0.41
Vested	(814,994)	0.30
Forfeited / Cancelled	(40,000)	0.48
Nonvested at August 31, 2007	6,183,600	$0.36

In accordance with their employment agreements, certain officers and a non-executive employee were awarded restricted stock grants that vest over periods ranging from 2.75 to 3.00 years. As of August 31, 2007, there was approximately $6.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.6 years. Stock compensation expense recognized in connection with these grants during the three months ended August 31, 2007 was approximately $1.6 million.

Note 5 - Due from Related Parties

Amounts due from related parties as of August 31, 2007 and May 31, 2007, of $1,843,000 and $1,993,000, respectively, consist of estimated balances owed by certain officers and other employees to the Company for income tax withholding in connection with previously issued restricted stock grants. See Notes 4 and 9.

Note 6 - Inventories

Inventories consist of the following (in thousands):

	August 31,	May 31,
	2007	2007
Raw materials	$2,223	$2,532
Work-in-process	400	540
Finished goods	393	702
Less reserves	(1,668)	(1,917)
Total	$1,348	$1,857

Note 7 - Fixed Assets

Fixed assets consist of the following (in thousands):

	August 31,	May 31,
	2007	2007
Computers and networks	$321	$310
Machinery and equipment	744	735
Furniture and fixtures	89	89
Leasehold improvement	58	59
Construction in progress	375	369
	1,587	1,562
Less: accumulated depreciation and amortization	(337)	(264)
Fixed assets, net	$1,250	$1,298

Fixed assets are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of fixed assets are provided over the estimated useful lives of the assets, or the related lease terms if shorter, by the straight-line method. Useful lives range as follows:

Computers and networks	3 years
Machinery and equipment	5-7 years
Furniture and fixtures	5-7 years
Leasehold improvements	Lesser of lease term or useful life of the improvement

For the three months ended August 31, 2007 and 2006, depreciation expense of fixed assets was approximately $72,000 and $40,000, respectively.

Note 8 – Goodwill and Intangible Assets

As of August 31, 2007 and May 31, 2007, goodwill and intangible assets consist of the following (in thousands):

	August 31,	May 31,
	2007	2007
Amortized intangible assets	$6,461	$6,461
Less: accumulated amortization	(1,855)	(1,682)
Total amortized intangibles	4,606	4,779
Unamortized intangible assets	110	110
Total intangibles	$4,716	$4,889

Goodwill	$10,221	$10,221

Aggregate amortization expense for all intangible assets for the three months ended August 31, 2007 and 2006 totaled $173,000 and $463,000, respectively. The following table represents the total estimated amortization of intangible assets subsequent to August 31, 2007 (in thousands):

Year ending May 31,
2008 (remaining 9 months)	$540
2009	713
2010	713
2011	713
2012 and thereafter	1,927
Total	$4,606

Note 9 - Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	August 31,	May 31,
	2007	2007
Payroll liabilities	$2,493	$2,533
Accrued warranty	1,686	1,520
Accrued interest	1,075	879
Common stock issuable in connection with SRS acquisition	734	734
Accrued litigation settlement	112	—
Accrued loan fees	70	—
Accrued legal fees	—	135
Other	825	363
Total	$6,995	$6,164

Included in accrued personnel compensation and payroll tax withholding at August 31, 2007 and May 31, 2007 are liabilities totaling $2,278,000 and $2,417,000, respectively, representing estimated employer and employee taxes, employee withholding, interest and penalties related to stock-based compensation resulting from the vesting through August 31, 2007 and May 31, 2007 of previous issuances of restricted common stock to certain officers and employees of the Company. In connection with the issuance of these shares, the Company failed to withhold the required amounts related to the individuals’ federal and state income and payroll tax liabilities, pay the related employer tax liabilities associated with the issuances, and did not remit the amounts to the appropriate federal and state government agencies associated with amounts vested at the times required by law. The Company has recorded corresponding amounts due from the officers and employees at August 31, 2007 and May 31, 2007 totaling $1,843,000 and $1,993,000, respectively. These amounts are classified as due from related parties on the accompanying balance sheets and represent the amount of the liability that is owed by the individuals to the Company for the required withholdings not made on their behalf.

Note 10 - Notes Payable

6/15/07 Note

On June 15, 2007, the Company entered into a Note and Warrant Purchase Agreement with an accredited investor for the private placement of a $950,000 promissory note (the “6/15/07 Note”) and a related warrant to acquire up to 4,000,000 shares of common stock (the “6/15/07 Warrant) for net proceeds of $750,000. In connection with this transaction, the Company’s Chief Executive Officer entered into a Stock Pledge Agreement pursuant to which certain of his shares of the Company’s common stock were pledged to secure the performance of the 6/15/07 Note, and he agreed to guaranty any deficiency above and beyond the value of the pledged shares. Had there been an event of a default with respect to the 6/15/07 Note, the investor had the option of either (i) foreclosing on the common stock pledged or (ii) the conversion of all unpaid amounts due under the 6/15/07 Note into (A) a debenture convertible into shares of common stock of Open Energy and (B) a warrant exercisable for shares of common stock.

The maturity date of the 6/15/07 Note was October 15, 2007, and it was repaid in full on October 5, 2007. The Note was issued at a discount and the interest paid totaled $200,000. The 6/15/07 Warrant is exercisable for three years and is subject to anti-dilution provisions and a floor exercise price of $0.05 per share. In addition, a warrant to purchase 400,000 shares of common stock at the rate of $0.50 per share that expires on June 15, 2012, was issued to an investment banker for services rendered in connection with the financing.

The carrying value of the 6/15/07 Note as of August 31, 2007 has been calculated as follows (in thousands):

Face value of note	$950
Less: debt discounts - warrants	590
Less: debt discounts - original issue discount	200
Plus: accreted interest expense	494
$654

Notes payable consist of the following (in thousands):

	August 31,	May 31,
	2007	2007
6/15/07 promissory note due October 15, 2007 and repaid in full on October 5, 2007.	$654	$—
Unsecured demand promissory note payable to an unrelated party, bearing interest at 18% per annum calculated annually with no fixed term of repayment	190	190
Promissory note in connection with the purchase of computer software bearing interest at 8%, due in six monthly installments of $15,000 through April 2007, Company currently in default on amounts owed	77	77
Secured credit facility agreement for borrowings up to CDN $250,000, bearing interest at prime plus 3% (11.5% and 11% at May 31, 2007 and 2006, respectively), matures March 2008, secured by equipment and personally guaranteed by certain shareholders of the Company	46	62
Other	10	10
Total	977	339
Less current maturities	977	325
Notes payable, long term maturities	$—	$14

Accrued interest related to notes payable at August 31, 2007 and May 31, 2007 totaled $63,000 and $55,000, respectively.

Note 11 – Equity

Common Stock Activity for the Period

During the three months ended August 31, 2007, principal amounts of 5% Debentures totaling $6,770,000 were converted into 18,070,519 shares of common stock.

Warrants to Purchase Common Stock

Through August 31, 2007, the Company issued warrants to purchase an aggregate of 28,509,699 shares of its common stock in connection with the issuance of debentures and a technology licensing agreement. Such warrants were initially exercisable at prices ranging from $0.50 to $2.23 per share and expire at various times through August 2012. Each warrant contains provisions for the adjustment of the exercise price in the event of stock dividends, stock splits, reorganizations, reclassifications and consolidations.

During the quarter ended August 31, 2007, the Company’s Board of Directors approved the issuance of warrants to purchase an aggregate of 5,672,000 shares of its common stock in connection with the issuance of the 6/15/07 Note and the 8/31/07 Note.

A summary of warrants outstanding at August 31, 2007 is as follows:

	Current
Number of	Exercise
Warrants	Price	Expiration Date

4,400,000	$0.5000	June 15, 2010
2,354,261	$0.2875	January 31, 2011
2,233,438	$1.5000	June 30, 2013
6,000,000	$0.5000	March 31, 2011
6,250,000	$0.5000	August 17, 2011
6,000,000	$0.5000	March 29, 2012
1,272,000	$0.7090	August 31, 2012
28,509,699

Escrowed Common Stock

The 5% and 10% convertible debentures are secured pursuant to the terms of (1) a pledge and escrow agreement among the Company, Cornell and David Gonzalez, Esq., as escrow agent, and (2) security agreements among the Company, Cornell and two of our subsidiaries. In accordance with the pledge and escrow agreement, we deposited 44,117,647 shares issued in the name of the Company, into escrow, and granted to Cornell a security interest in those shares to secure our obligations to them under the 5% and 10% Debentures and related agreements. The escrowed shares are not included in common stock issued and outstanding at either May 31, 2007 or August 31, 2007.

Shares to be Issued

Pursuant to the SRS Stock Purchase Agreement, the Company was required to calculate and issue post-closing earnout shares to former SRS shareholders prior to March 31, 2007. The Company determined that 1,591,073 shares are issuable to the former SRS shareholders based on the provisions of the SRS Stock Purchase Agreement, but the Company has not yet issued said shares. In connection with the shares issuable to the former SRS shareholders, the Company recorded additional goodwill and an accrued liability of $734,000 in connection with the final post-closing transaction. Further, in accordance with the SRS Stock Purchase Agreement, the Company is required to register the shares of Registrable Stock (as defined in the SRS Stock Purchase Agreement) prior to the first anniversary of the closing date and use its best efforts to have that registration statement declared effective by the SEC within the time prescribed in the SRS Stock Purchase Agreement, which has not been done. The Company’s intention is to issue and subsequently register additional shares of its common stock pursuant to a subsequent registration statement.

Note 12 - Subsequent Events

On September 14, 2007, we agreed to apply the $252,785 principal and interest due to Coach Capital, LLC (for the three Demand Notes dated August 4, November 9, and December 2, 2005) to the Warrant Price of the shares to be issued pursuant to the Warrant Exercise Notices we received from them. The amount of $193,386 at $0.2875 per warrant share for a total of 672,646 common shares was applied to the Coach exercise, and $59,399 at $0.2875 per warrant share for a total of 206,605 common shares was applied to the Nadelson Internacional S.A. exercise. After this exercise, Coach has no further warrants outstanding and Nadelson has 129,718 warrants outstanding.

6% Convertible Note and Related Warrants

On September 19, 2007, Open Energy Corporation entered into a Securities Purchase Agreement with an accredited investor for the private placement of (i) a convertible note in the principal amount of $20 million and (ii) a warrant to acquire up to 40 million shares of common stock. The net proceeds from the transaction totaled $18.46 million. This amount is not reflected in the financial statements as of August 31, 2007.

The maturity date on the Note is three years from September 19, 2007, which may be extended at the option of the investor if (i) a trigger event (as defined in the Note) has occurred and is continuing on the maturity date, and (ii) through the date that is ten business days after the consummation of a change of control in the event that a change of control is publicly announced. Open Energy does not have the right to prepay the note in whole or in part without penalty prior to the maturity date. If a trigger event occurs with respect to the Note, the investor may require Open Energy to redeem all or any portion of the Note.

The Note will accrue interest at a rate of 6% per annum, with accrued interest due and payable quarterly in arrears on each January 1, April 1, July 1 and October 1 beginning on the first such date after September 19, 2007. The Note will be convertible into shares of common stock at an initial price of $0.50 per share, which is subject to downward adjustment as described in the Agreement.

The Warrant is exercisable for up to 40 million shares of Common Stock at an exercise price of $0.506 per share, subject to downward adjustment as described in the Agreement.

Conversion of 5% Debentures

On October 8, 2007, 5% convertible debentures with a face value of $800,000 were converted into 1,826,484 shares of the Company’s common stock.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Some of the statements in this Quarterly Report on Form 10-QSB, including, but not limited to this Management’s Discussion and Analysis or Plan of Operation, contain forward-looking statements regarding the Company’s business, financial condition, and results of operations and prospects that are based on the Company’s current expectations, estimates and projections. In addition, other written or oral statements which constitute forward-looking statements may be made by the Company or on the Company’s behalf. Words such as “expects,” “anticipates,” “intends,” “believes,” “estimates,” “may,” “would,” or variations of such words and similar expressions are intended to identify such forward-looking statements. You can also identify forward-looking statements by discussions of strategy, plans or intentions. These statements are not guarantees of future performance, and are inherently subject to risks and uncertainties that are difficult to predict. As a result, actual outcomes and results may differ materially from the outcomes and results discussed in or anticipated by the forward-looking statements. All such statements are therefore qualified in their entirety by reference to the factors specifically addressed in the sections entitled “Risk Factors” in the Company’s Annual Report on Form 10-KSB and this Quarterly Report on Form 10-QSB. New risks can arise and it is not possible for management to predict all such risks, nor can management assess the impact of all such risks to the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-QSB. The Company undertakes no obligation to revise or update publicly any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report on Form 10-QSB, other than as required by law.

Company Description

Open Energy Corporation is a renewable energy company focused on the development and commercialization of a portfolio of solar products and technologies capable of delivering competitive power and water for a wide range of residential, commercial and industrial applications. Our mission is to harness the power of the sun to meet the growing resource demands of sustainable 21st century development.

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

In August of 2005, we signed an exclusive international license for SunCone™ CSP (concentrating solar power) technology. SunCone™  CSP utilizes curved geometries and reflective surfaces to collect solar thermal energy, which can then be used to heat a working fluid. Potentially, this energy can drive a turbine to produce electricity, or purify water using multi-stage flash distillation or membrane filtration devices. The first prototype was designed and built by Hytec Engineering of Los Alamos, New Mexico, and initial testing of this prototype system was successful.

That same month, we signed an agreement to acquire a controlling interest in Toronto-based Solar Roofing Systems, Inc. (SRS), which has a patent pending on SolarSave™   photovoltaic (PV) roofing membrane. SRS founder Norman Dodd subsequently joined our Board of Directors. In November of 2005, we signed an agreement to acquire California-based Connect Renewable Energy, Inc. (CRE), which developed, patented, and is currently manufacturing PV integrated roofing tiles, and CRE founder Ron Gangemi joined the Board. Both companies produce light-weight, fire-rated, weather-resistant, building-integrated PV roofing materials. We also moved our corporate offices to Southern California, the most active solar marketplace in the U.S. On December 8, 2005, we sold our oil and gas holdings.

In March 2006, we completed the acquisition of CRE and in April 2006, we acquired the remaining interests in SRS. SRS and CRE provided our company with proprietary, next generation photovoltaic products, and expanded our manufacturing, marketing, sales and service capabilities. In February and March 2006, we signed agreements to obtain approximately $20 million through a series of financings, and on April 21, 2006 we changed our name to Open Energy Corporation in order to better reflect our mission, vision and strategic objectives.

In December 2006, we acquired WaterEye, a Grass Valley, California based company with proprietary, web-enabled water monitoring software. Its founder, Tom Wolf, became our Senior VP of Engineering and Development. WaterEye provides ongoing revenues, water treatment expertise, and a technology platform for monitoring our PV installations.

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

In May of 2007, we signed a letter of intent with Suntech Power Holdings Co., Ltd. (NYSE: STP) to manufacture our tile and PV glass products in China. We believe this relationship has the potential to provide the production volume required to compete for a significant share of the U.S. residential and commercial solar electric marketplace.

We recently reformulated our overall corporate strategy based on three primary factors concerning our products and industry:

1)	We have proprietary building-integrated PV products that can be sold, installed and serviced through the building trades;

2)	With the recent influx of capital and explosion in PV capacity, the solar industry is becoming increasingly commoditized, making it extremely difficult to compete as a manufacturer; and

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

2)

Outsource high volume product manufacturing in order to remain competitive. In May of 2007, Open Energy and Suntech Power Holdings Co., Ltd. (NYSE:STP), signed a letter of intent for broad initiatives targeting the expansion of BIPV product sales in North America. Suntech will supply their high-efficiency polycrystalline cells and provide cost effective, high quality production of the SolarSave™  PV Tile product. The companies will market each other’s portfolio of products in the U.S. Under the terms of the LOI, Suntech will be granted the right to acquire up to 5% of the outstanding shares of Open Energy. This relationship, as well as others under discussion, will give Open Energy the ability to deliver high quality products in very large volumes to meet the demands of the building and construction channels.

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

Overview for the Three Months Ended August 31, 2007

During the quarter, the Company continued to suffer from a lack of capital to purchase inventory, thus our ability to manufacture product was severely constrained. In addition, we did not have sufficient capital resources to implement our revised corporate strategy as discussed above, nor did we have the capital to make the investments needed to complete our transition of PV cell vendors for both the tile and membrane products. Also during the quarter, we temporarily suspended shipments of our SolarSave™   photovoltaic (PV) roofing membrane, which further constrained our revenues. We did however, deliver the PV glass tiles for the California Academy of Science Museum in San Francisco, California which accounted for a majority of our revenues in the quarter.

On September 19, 2007, we entered into a Securities Purchase Agreement with a certain accredited investor for the private placement of (i) a convertible note in the principal amount of $20,000,000 and (ii) a warrant to acquire up to 40,000,000 shares of common stock, with net proceeds totaling $18.46 million. Thus, we now believe we have the capital resources to implement our revised corporate strategy over the next nine to twelve months.

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

Results of Operations - Three Months Ended August 31, 2007

The following table sets forth the Company’s consolidated statement of operations data for the three month period ended August 31, 2007.

Summary Statement of Operations (in thousands):

	Three Months Ended August 31,
	2007	2006
Revenues, net	$1,547	$356
Gross margin	(264)	46
Operating expenses:
Selling, general and administrative	3,931	4,077
Research and development	72	319
Total operating expenses	4,003	4,396
Loss from operations	(4,267)	(4,350)
Total other (expense)	(5,531)	(882)
Loss before income tax benefit	(9,798)	(5,232)
Income tax benefit	809	300
Net loss	$(8,989)	$(4,932)

Net loss per share - basic and fully diluted	$(0.08)	$(0.07)

Revenues

Revenues for the three months ended August 31, 2007 were $1,547,000, consisting primarily of SolarSave™  PV Glass shipped to the California Academy of Sciences Museum in Golden Gate Park, San Francisco, California, and shipments of SolarSave™  Tiles for residential projects. We have shipped all pieces associated with the California Academy of Sciences Museum and have recognized all revenue except for the amounts that will be paid upon final customer acceptance. We had limited revenues for the quarter from the SolarSave™ Membrane product since we halted shipments while we worked on resolving our product quality issue.

Cost of sales and gross margin

For the quarter ended August 31, 2007, cost of sales was $1,811,000, resulting in a negative gross margin of $264,000. The negative gross margin reflects  the underutilization of manufacturing capacity at the Grass Valley and Aurora facilities (and the resulting under absorption of labor and overhead expenses due to low sales volume), and higher than expected freight and manufacturing costs incurred as a result of the tight delivery schedule for the California Academy of Sciences Museum installation.

In May of 2007, Open Energy and Suntech Power Holdings Co., Ltd. (NYSE:STP), signed a letter of intent for broad initiatives targeting the expansion of BIPV product sales in North America. It is anticipated that Suntech will supply their polycrystalline cells and provide cost effective production of the SolarSave™ PV Tile products. In addition, we are currently evaluating alternatives to determine how to optimize capabilities at our Aurora, Ontario, Canada and Grass Valley, California locations. Open Energy will concentrate on its core competencies as a leading edge designer of innovative products but will outsource the majority of its high volume manufacturing in order to remain competitive. No decision or dates have yet been established to discontinue operations at any location. Due to these manufacturing initiatives, we expect our gross margin to begin to improve.

Selling, general and administrative

Selling, general and administrative expenses for the quarter ended August 31, 2007 were $3,931,000 and included $2,111,000 in stock-based compensation, $43,000 of depreciation expense, $173,000 of intangible asset amortization expense, and $306,000 of legal and professional fees associated primarily with SEC reporting and efforts to protect the Company’s intellectual property. Net of non-cash charges, selling general and administrative expenses were $1,605,000 for the quarter.

Research and development

For the quarter ended August 31, 2007, research and development expenses were $72,000 and were related to the ongoing development of the SolarSave™ Tiles and SolarSave™ Membranes, and future product development.

Future research and development efforts will be focused on improvements to our SolarSave™ solar roofing tiles, roofing membranes, and architectural glass which we believe will contribute to increasing and retaining market share.

In addition, further work will be required for SunCone ™  CSP to design a commercially viable system capable of interfacing with an off-the-shelf steam turbine to produce electricity and/or to interface with either flash distillation or membrane filtration equipment in order to produce potable water from salty or brackish sources, in a cost effective manner.

Other income (expense)

During the quarter ended August 31, 2007, other expenses were $5,531,000, of which $5,130,000 was non-cash interest from the amortization of the discounts recorded in connection with warrants, beneficial conversion features and original issue discounts associated with convertible debentures and notes payable.

Net loss

For the quarter ended August 31, 2007, the Company incurred a net loss of $8,989,000, of which $2,111,000 was stock-based compensation, $245,000 was depreciation and amortization expense, and $5,130,000 was non-cash interest from amortization of discounts related to of the warrants, beneficial conversion feature and original issue discount associated with convertible debentures and convertible notes.

The continuing quarterly net operating loss is directly related to lower than anticipated sales volume and under-utilization of manufacturing facilities. We recently reformulated our overall corporate sales, marketing, and manufacturing strategies to address these issues. Also during the quarter, we had limited revenues from the SolarSave™ Membrane product since we halted shipments while we worked on resolving our product quality issue.

Liquidity and Capital Resources

The Company has financed operations since inception primarily through private sales of securities. As of August 31, 2007, the Company had $901,000 in cash, inventory of $1,348,000 and negative working capital of $9,860,000. On August 31, 2007, we closed a securities purchase agreement with an accredited investor for the private placement of a convertible promissory note in the principal amount of $1,000,000 (the “8/31/07 Note”) and a related warrant (See “Debt Financings” below). After August 31, 2007, we closed a Securities Purchase Agreement with another accredited investor for the private placement of a convertible note in the principal amount of $20 million that included the issuance of a warrant to purchase up to 40 million shares of common stock with an exercise price of $.50 per share. The net proceeds from this financing were $18.46 million, and are not reflected in the financial statements as of August 31, 2007. Due to these additional financings, we believe we now have the capital resources needed to carry out our revised corporate strategy over the next nine to twelve months. Other than cash and cash equivalents and the proceeds from the subsequent financing, the Company has no unused sources of liquidity.

The cost of photovoltaic cells (the primary component of cost of sales for solar roofing products) is volatile. The Company is uncertain of the extent to which this will affect its working capital in the near future. The fluidity of the current cell supply from the Company’s current major cell suppliers could cause a disruption or a complete stoppage of the Company’s manufacturing operations for the glass and membrane products, creating a further liquidity drain.

The Company has incurred significant losses from operations since its inception, and is unsure if or when it will become profitable. To date, the Company has experienced significant negative cash flows from operations. Based on its current cash usage rates, an expected increase in operational expenses and non-operational contractual obligations, as well as an obligation to pay federal and state income withholding and employment taxes associated with restricted shares granted to several employees, the Company estimates that it currently has adequate cash to fund operations for the next nine to twelve months.

Significant Capital Expenditures

The Company does not currently intend to make significant capital expenditures over the next 12 months.

Debt Financings

See  “Management Discussion and Analysis – Subsequent Events” for a discussion of convertible note financings after August 31, 2007.

8/31/07 Note

On August 31, 2007, Open Energy Corporation closed a securities purchase agreement with an accredited investor for the private placement of a convertible promissory note in the principal amount of $1,000,000 (the “8/31/07 Note”) and a related warrant to acquire up to 1,200,000 shares of common stock (the” 8/31/07 Warrant”) for a purchase price of $950,000. The 8/31/07 Note matures six months after August 31, 2007 but the Company has the right to prepay it in whole or in part without penalty prior to the maturity date. Commencing on the maturity date, the 8/31/07 Note accrues interest at the rate of 10% per annum. The principal and accrued interest is convertible into common stock of the Company at $0.50 per share. However, the Investor may not convert if the conversion shares issued would result in the Investor beneficially owning greater than 4.99% of Open Energy’s outstanding common stock.

In the event of default, the 8/31/07 Note will accrue interest at a rate of 10% per annum and the Investors may convert any or all of the outstanding principal and interest into common stock at a fixed conversion price equal to $0.1868 per share. In no event shall the conversion price be lower than $0.05.

The 8/31/07 Warrant is exercisable through August 31, 2012. The exercise price is $0.709, subject to adjustments and anti dilution provisions which include a price floor of $0.05 per share.

6/15/07 Note

On June 15, 2007, the Company entered into a Note and Warrant Purchase Agreement with an accredited investor for the private placement of a $950,000 promissory note (the “6/15/07 Note”) and a related warrant to acquire up to 4,000,000 shares of common stock (the “6/15/07 Warrant) for a purchase price of $750,000. In connection with this transaction, the Company’s Chief Executive Officer entered into a Stock Pledge Agreement pursuant to which certain of his shares of the Company’s common stock were pledged to secure the performance of the 6/15/07 Note, and he agreed to guaranty any deficiency above and beyond the value of the shares. Had there been an event of a default with respect to the 6/15/07 Note, the investor had the option to either (i) foreclose on the common stock pledged or (ii) convert all unpaid amounts due under the 6/15/07 Note into (A) a debenture which is convertible into shares of common stock of Open Energy and (B) a warrant exercisable for shares of common stock.

The maturity date of the 6/15/07 Note was October 15, 2007, and it was paid in full on October 5, 2007. The Note was purchased at a discount, thus the effective interest paid was $200,000. The 6/15/07 Warrant is exercisable for three years, and is subject to anti dilution provisions and a floor exercise price of $0.05 per share. In addition, a warrant to purchase 400,000 shares of common stock at the rate of $.50 per share that expires on June 15, 2012, was issued to an investment banker for services rendered in connection with the financing.

10% Secured Convertible Debentures and Related Warrants

On March 30, 2007, Open Energy Corporation entered into an agreement with Cornell Capital Partners, L.P. for the private placement of (i) a Convertible Secured Debenture in the original principal amount of $3,000,000 and (b) a Warrant to purchase up to 6,000,000 shares of our common stock, par value $0.001 per share, which were issued and sold for an aggregate purchase price of $3,000,000. We received gross proceeds of $3,000,000, before expenses, from the financing transaction, which were used for general corporate and working capital purposes. The Debenture accrues interest at a rate of 10% per annum and matures on March 30, 2008. No payments of interest or principal are due under the Debenture until maturity. Subject to limitations contained in the Debenture for the maximum amount that may be converted, the Debenture is convertible at any time at Cornell’s option into shares of our common stock at a conversion rate which is calculated by dividing (i) the amount of the outstanding and unpaid principal and interest of the Debenture to be converted into shares of common stock by (ii) the conversion price of $0.50. The conversion price is subject to adjustment in the event we issue shares of common stock for a consideration per share less than the conversion price in effect immediately prior to such issuance or sale, except for issuances in connection with an approved stock plan, the conversion, exchange or exercise of an outstanding security, an acquisition, or conversion of the Debenture. The Warrant issued to Cornell has an initial exercise price of $0.50 per share, subject to adjustment, and a term of five years from the issuance date. The issuance of the March 30, 2007 debentures and warrants caused a reduction in the warrant exercise price for the previously issued Cornell warrants to $0.50 per share.

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

The Company agreed to file with the SEC by May 15, 2006, which date the Company refers to as the filing date, a registration statement including the shares underlying the 5% Debentures and warrants, and to use its best efforts to have such registration statement declared effective by July 29, 2006, which date the Company refers to as the effectiveness date. (This date was subsequently extended by mutual agreement). If a registration statement was not filed by the filing date or declared effective by the effectiveness date, as applicable, the Company would have become obligated to pay to Cornell, either in cash or in shares of common stock, liquidated damages equal to 1% of the liquidated value (subsequently capped at 15%) of the 5% Debentures outstanding for each 30 day period (pro-rated for partial periods) that the registration statement was not filed or declared effective, as applicable. The Company is obligated to keep the registration statement effective until all the shares have been sold or are eligible for sale without volume restrictions pursuant to Rule 144(k) promulgated under the Securities Act of 1933.

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

On May 21, 2007, the Company entered into a Letter Agreement (the “Amendment”) with Cornell Capital Partners, L.P. which amended certain terms of the secured convertible debentures issued by the Company to Cornell pursuant to a Securities Purchase Agreement dated March 30, 2006, as amended. The amendment was entered into in exchange for Cornell agreeing to exercise 1,000,000 of their warrants. Pursuant to the Amendment (i) the ownership cap set forth in Section 3(b)(i) of each debenture, which limits the holder’s ability to convert the debenture or receive shares of common stock as payment of interest on the debenture, was increased from 4.99% to 9.99%, and (ii) the Company permanently waived the conversion limitation set forth in Section 3(b)(ii) of each debenture, which would have limited the principal amount of the debenture that could be converted at the market conversion price in any 30-day period.

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

During the three months ended August 31, 2007, Cornell has converted the following principal amounts of 5% Debentures totaling $6,770,000 into 18,070,519 shares of common stock. Giving effect to these conversions, as of August 31, 2007, Cornell had outstanding debentures of $6,425,000 and accrued interest of $924,000.

0% Convertible Debentures and Related Warrants

As of August 31, 2007 all of the 0% Debentures, originally issued in February 2006, have been converted and are no longer outstanding.

As of August 31, 2007. the warrants were still outstanding and were exercisable into 2,354,261 shares of the Company’s common stock. The warrant exercise price which were initially set at $2.23 per share, became $0.2875 per share on December 22, 2006, and are subject to further adjustment upon the occurrence of certain specified events including, but not limited to, the issuance of securities at a deemed price below the current exercise price, stock dividends, stock splits, mergers or reorganizations, and the Company’s failure to meet certain revenue milestones.

Payroll Withholding Taxes

Through August 31, 2007, the Company did not withhold or pay federal or state employment or income taxes associated with the vesting dates for restricted stock previously granted as set forth in certain employment contracts. Total accrued liabilities at August 31, 2007 associated with the employees’ combined portion of required withholding, which is an obligation of the Company to the extent not satisfied by the employees, is $1,874,000. The Company has also accrued expenses related to the employer’s portion of FICA, penalties, and interest, currently estimated to be approximately $417,000 as of August 31, 2007. The Company will continue to accrue interest at approximately $5,000 per quarter until the amounts due are paid.

The employees have informed the Company that they intend to satisfy their contractual obligations to provide funds for the required employee withholding amounts due. The shares of stock subject to all of these awards are registered shares. At this time, the Company cannot predict when shares may be sold by the employees as a means of generating funds to satisfy the withholding obligations. The Company has recorded amounts due from related parties of $1,843,000 and accounts payable of $1,861,000 as of August 31, 2007 for the employees’ obligations. Vestings of the restricted stock in 2007 for the Company’s Chief Executive Officer and Vice President of Business Development have been deferred until 2008 pursuant to amendments to their employment contracts.

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

Inventory

Inventories are valued at the lower of cost (first in, first out) or market. Management provides a reserve, as necessary, to reduce inventory to its net realizable value. Certain factors could impact the realizable value of inventory so management continually evaluates the recoverability based on assumptions about customer demand and market conditions. The evaluation may take into consideration expected demand, new product development; the effect new products might have on the sale of existing products, product obsolescence and other factors. The reserve or write down is equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves or write downs may be required. If actual market conditions are more favorable, reserves or write-downs may be reversed.

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

Evaluation of Long-lived Assets

The Company’s policy is to assess potential impairments to its long-lived assets when there is evidence that events or changes in circumstances have made recovery of the assets carrying value unlikely and the carrying amount on the asset exceeds the estimated undiscounted future cash flows. If such evaluation were to indicate a material impairment of these long -lived assets, such impairment would be recognized by a write down of the applicable asset to its estimated fair value under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

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

Recent Developments

See  “Management Discussion and Analysis - Debt Financings” for a discussion of convertible note financings in the quarter.

Effective as of June 7, 2007, Aidan H. Shields was appointed by the Company’s Board of Directors as Chief Financial Officer of the Company.  Effective as of June 4, 2007, Jeffrey B. Stein resigned from his position as Chief Financial Officer and is no longer an employee of the Company.

Effective as of June 7, 2007, Cheryl J. Bostater resigned her position as Chief Operating Officer of the Company.  Ms. Bostater will remain with the Company as Vice President of Business Development.

Effective as of June 7, 2007, David A. Field was appointed by the Company’s board of directors to replace Ms. Bostater as Chief Operating Officer of the Company, and subsequently was also appointed President.  In connection with such appointments, Mr. Field left his position as Senior Vice President of Business Development of the Company, a position he held since November 2006.

On August 28, 2007, Open Energy Corporation executed a partially-binding term sheet (the “Term Sheet”) with Suntech documenting a broad supply relationship between the Company and Suntech which was the subject of a letter of intent between the companies announced May 15, 2007. Among other terms and conditions contained in the Term Sheet, the parties have agreed to the general terms of an original equipment manufacturing supply agreement, pursuant to which Suntech will provide the Company with its SolarSave Tile™ product, while the terms and conditions of final documented supply agreement are negotiated.

Subsequent Events

6% Convertible Note and Related Warrants

On September 19, 2007, Open Energy Corporation entered into a Securities Purchase Agreement with an accredited investor for the private placement of (i) a convertible note in the principal amount of $20 million and (ii) a warrant to acquire up to 40 million shares of common stock. The net proceeds from the transaction totaled $18.46 million. This amount is not reflected in the financial statements as of August 31, 2007.

The maturity date on the Note is three years from September 19, 2007, which may be extended at the option of the investor if (i) a trigger event (as defined in the Note) has occurred and is continuing on the maturity date, and (ii) through the date that is ten business days after the consummation of a change of control in the event that a change of control is publicly announced. Open Energy does not have the right to prepay the note in whole or in part without penalty prior to the maturity date. If a trigger event occurs with respect to the Note, the investor may require Open Energy to redeem all or any portion of the Note.

The Note will accrue interest at a rate of 6% per annum, with accrued interest due and payable quarterly in arrears on each January 1, April 1, July 1 and October 1 beginning on the first such date after September 19, 2007. The Note will be convertible into shares of common stock at an initial price of $0.50 per share, which is subject to downward adjustment as described in the Agreement.

The Warrant is exercisable for up to 40 million shares of Common Stock at an exercise price of $0.506 per share, subject to downward adjustment as described in the Agreement.

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

We have identified material weaknesses in our disclosure controls and procedures and our internal control over financial reporting, which, if not remedied effectively, could prevent us from reporting our financial results on a timely and accurate basis and result in a decrease in the trading price of our common stock and otherwise seriously harm our business.

Management has concluded that our disclosure controls and procedures and our internal control over financial reporting had material weaknesses as of August 31, 2007. We have taken actions to begin to address those material weaknesses, but as of the date of this report had not yet completed our remediation efforts.

If we fail to complete our remediation or if we complete the remediation but fail to maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could prevent us from reporting our financial results on a timely and accurate basis or cause investors to lose confidence in our reported financial information. These effects could in turn result in a decrease in the trading price of our common stock.

Prior to the remediation of these material weaknesses, there remains risk that the transitional controls on which we currently rely will fail to be sufficiently effective, which could result in a material misstatement of our financial position or results of operations and require a restatement. If this were to occur, investors may not be able to rely on the financial statements contained in this Form 10-QSB filing. In addition, even if we are successful in strengthening our controls and procedures, such controls and procedures may not be adequate to prevent or identify irregularities or facilitate the fair presentation of our financial statements or SEC reporting.

The continuously adjustable conversion price feature of our Debentures could require us to issue a large number of shares, which would cause dilution to our existing stockholders.

We may be obligated to issue an extremely large number of shares upon the conversion of the 5% and 10% Secured Convertible Debentures we have issued (or have agreed to issue) to Cornell Capital Partners because the conversion price is to be the lower of (a) $0.50 or (b) 95% of the lowest volume weighted average price (VWAP) of our common stock during the 30 trading days immediately preceding the conversion date, provided that such conversion price cannot be lower than $0.05. Hence, the number of shares of our common stock issuable upon conversion of these debentures will increase if the market price of our stock declines, which will cause dilution to our existing stockholders. The following is an example of the number of shares of our common stock that would be issuable upon conversion of the debentures, including accrued interest and the debentures converted, based on prices that are 25%, 50% and 75% below the October 8, 2007 closing price of our stock of $0.62:

% Below October 8,	Conversion Price Per Share	Number of Shares	% of Outstanding Stock After
2007 closing price	(95% of closing price)	Issuable	Conversion (1)
25%	$0.4418	14,931,883	10.70%
50%	$0.2945	22,400,360	15.24%
75%	$0.1473	44,785,513	26.44%

(1)    Assumes 124,584,358 shares of common stock outstanding immediately prior to conversion and does not include other shares that may be held by Cornell in addition to the shares here assumed to be converted.

As illustrated, the number of shares of common stock issuable upon conversion of our secured convertible debentures will increase if the market price of our stock declines, which will cause greater dilution to our current stockholders.

There are a large number of shares underlying our convertible debentures, convertible notes, and warrants that may be available for future sale. Our existing stockholders will experience immediate and substantial dilution resulting from the issuance of these shares and the sale of these shares may depress the future market price of our common stock.

As of October 8, 2007, we had 124,584,358 shares of common stock issued and outstanding; we have convertible debentures and notes outstanding, including accrued interest, convertible into 58,067,438  additional shares of common stock based on the October 8, 2007 closing price; and warrants outstanding for up to 69,230,449 additional shares of common stock. The number of shares of common stock issuable upon conversion of the convertible debentures or upon the exercise of warrants may increase if the market price of our stock declines, or if we issue shares of common stock or securities convertible into common stock at an effective price per share less than the conversion prices of the convertible debentures or the exercise prices of the warrants, as the case may be. See “Management’s Discussion and Analysis - Liquidity and Capital Resources – Debt Financings.”

Item 3.  CONTROLS AND PROCEDURES

We are required to maintain disclosure controls and procedures designed to ensure that material information related to us, including our consolidated subsidiaries, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Under the supervision and with the participation of our management, including our principal executive officer and our chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of August 31, 2007, due to the following deficiencies:

1.

ineffective controls over period end financial close and reporting processes and the preparation and review of the annual consolidated financial statements, resulting in numerous post-closing journal entries and audit adjustments;

2.	insufficient personnel resources and technical accounting expertise within the accounting function to resolve non-routine or complex accounting matters;
3.	inadequate segregation of duties in a number of accounting functions;
4.	inadequate documentation and support for certain transactions;
5.	a lack of effective record keeping and compliance assistance for reports required under Section 16(a) of the Exchange Act.

In relation to the audit for the year ended May 31, 2006, management and our independent auditor, Squar Milner, Peterson, Miranda & Williamson, LLP identified the deficiencies noted above. These deficiencies have persisted due to the resignation and reassignment of duties of two Chief Financial Officers during the year-ended May 31, 2007, which has impacted the ability of the Company to fully implement corrective measures. We hired Aidan Shields as our Chief Financial Officer on June 7, 2007 and are in the process of implementing remedial steps, which include greater oversight of our accounting and compliance functions, and an active search for additional internal accounting and legal compliance resources is under way. To date, management has not been able to hire sufficient additional personnel to assist in the Company’s disclosure controls and procedures and thus has not been able to conclude that any of this deficiency has been remediated as of the filing date of this report.

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

We are not currently subject to the requirements of Section 404 of the Sarbanes Oxley Act of 2002 which requires companies to implement an internal control framework, test and report on the effectiveness of their internal control over financial reporting. Under current proposals, we will become subject to Section 404 with the Company’s annual report for the year ending May 31, 2008. When we begin testing and reporting on the Company’s internal controls, we may discover and be required to report material weaknesses in those controls. In addition, we expect that the evaluation process and any required remediation, if applicable, will increase the Company’s accounting, legal and other costs and may divert management resources from other operating objectives and concerns.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Not applicable.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended August 31, 2007, we issued the following securities without registration under the Securities Act.

Pursuant to an employment agreement with a non-executive employee, the Company agreed to issue an aggregate of 75,000 shares of restricted common stock to such employee, to be issued in quarterly installments through March 31, 2009, subject to his continued employment. On June 30, 2007, the Company issued 6,250 of such shares as restricted securities exempt from registration pursuant to Section 4(2) of the Securities Act, and an appropriate legend was placed on the stock certificate.

During the quarter ended August 31, 2007, an aggregate of 18,070,519 shares of the Company’s common stock were issued to Cornell Capital Partners, LP, upon conversion of $6,770,000 principal amount of the 5% Debentures held by Cornell. These securities were issued as restricted securities exempt from registration under Regulation D of the Securities Act, and an appropriate legend was placed on the stock certificates.

6/15/07 Note

On June 15, 2007, the Company entered into a Note and Warrant Purchase Agreement with an accredited investor for the private placement of a $950,000 promissory note (the “6/15/07 Note”) and a related warrant to acquire up to 4,000,000 shares of common stock (the “6/15/07 Warrant) for a purchase price of $750,000. In connection with this transaction, the Company’s Chief Executive Officer entered into a Stock Pledge Agreement pursuant to which certain of his shares of the Company’s common stock were pledged to secure the performance of the 6/15/07 Note, and he agreed to guaranty any deficiency above and beyond the value of the shares. Had there been an event of a default with respect to the 6/15/07 Note, the investor had the option to either (i) foreclose on the common stock pledged or (ii) convert all unpaid amounts due under the 6/15/07 Note into (A) a debenture which is convertible into shares of common stock of Open Energy and (B) a warrant exercisable for shares of common stock. The maturity date of the 6/15/07 Note was October 15, 2007, and it was paid in full on October 5, 2007. The Note was purchased at a discount, thus the effective interest paid was $200,000. The 6/15/07 Warrant is exercisable for three years, and is subject to anti dilution provisions and a floor exercise price of $0.05 per share. In addition, a warrant to purchase 400,000 shares of common stock at the rate of $.50 per share that expires on June 15, 2012, was issued to an investment banker for services rendered in connection with the financing.

8/31/07 Note

On August 31, 2007, Open Energy Corporation closed a securities purchase agreement with an accredited investor for the private placement of a convertible promissory note in the principal amount of $1,000,000 (the “8/31/07 Note”) and a related warrant to acquire up to 1,200,000 shares of common stock (the” 8/31/07 Warrant”) for a purchase price of $950,000. The 8/31/07 Note matures six months after August 31, 2007 but the Company has the right to prepay it in whole or in part without penalty prior to the maturity date. Commencing on the maturity date, the 8/31/07 Note accrues interest at the rate of 10% per annum. The principal and accrued interest are convertible into common stock of the Company at $0.50 per share. However, the Investor may not convert if the conversion shares issued would result in the Investor beneficially owning greater than 4.99% of Open Energy’s outstanding common stock. In the event of default, the 8/31/07 Note will accrue interest at a rate of 10% per annum and the Investors may convert any or all of the outstanding principal and interest into common stock at a fixed conversion price equal to $0.1868 per share. In no event shall the conversion price be lower than $0.05. The 8/31/07 Warrant is exercisable for sixty (60) months after August 31, 2007. The exercise price is $0.709, subject to adjustments and anti dilution provisions which include a price floor of $0.05 per share. In addition, a warrant to purchase 72,000 shares was issued to an investment banker for services rendered in connection with the financing.

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

OPEN ENERGY CORPORATION

By:	/s/ David P. Saltman
David P. Saltman
Chairman and Chief Executive Officer

Date: October 22, 2007

By:	/s/ Aidan H. Shields
Aidan H. Shields
Chief Financial Officer

Date: October 22, 2007

EXHIBIT INDEX

Exhibit
Number	Exhibit

3.1	Articles of Incorporation, incorporated by reference from Exhibit 3.1 to the Form SB-2 filed August 1, 2002.
3.2	Bylaws, incorporated by reference from Exhibit 3.1 to the Form 10-Q filed April 19, 2006.
3.3	Certificate of Amendment filed with the Secretary of State of Nevada on February 23, 2004, incorporated by reference from Exhibit 3.3 to the Form 10-KSB filed September 12, 2005.
3.4	Certificate of Amendment filed with the Secretary of State of Nevada on May 4, 2005, incorporated by reference from Exhibit 3 to Form 8-K filed August 31, 2005.
3.5	Certificate of Merger filed with the Secretary of State of Nevada on April 21, 2006, incorporated by reference from Exhibit 3.1 to the Form 8-K filed April 25, 2006.
4.1	Note and Warrant Purchase Agreement dated June 15, 2007, incorporated by reference from Exhibit 10.1 to Form 8-K filed June 21, 2007.
4.2	Form of Warrant, incorporated by reference from Exhibit 10.2 to Form 8-K filed June 21, 2007.
4.3	Form of Stock Pledge Agreement, incorporated by reference from Exhibit 10.3 to Form 8-K filed June 21, 2007.
4.4	Form of Note, incorporated by reference from Exhibit 10.4 to Form 8-K filed June 21, 2007.
4.5	Convertible Debenture dated June 15, 2007, incorporated by reference from Exhibit 10.5 to Form 8-K filed June 21, 2007.
4.6	Form of Default Warrant, incorporated by reference from Exhibit 10.6 to Form 8-K filed June 21, 2007.
4.7	Form of Registration Rights Agreement, incorporated by reference from Exhibit 10.7 to Form 8-K filed June 21, 2007.
4.8	Form of Security Agreement, incorporated by reference from Exhibit 10.8 to Form 8-K filed June 21, 2007.
4.9

Securities Purchase Agreement, dated August 31, 2007, by and between Open Energy Corporation and Everest Asset Management AG, incorporated by reference from Exhibit 4.1 to Form 8-K filed September 6, 2007.

4.10	Convertible Note, dated August 31, 2007, issued by Open Energy Corporation to Everest Asset Management AG, incorporated by reference from Exhibit 4.2 to Form 8-K filed September 6, 2007.
4.11	Warrant, dated August 31, issued by Open Energy Corporation to Everest Asset Management AG, incorporated by reference from Exhibit 4.3 to Form 8-K filed September 6, 2007.
4.12

Registration Rights Agreement, dated August 31, 2007, by and between Open Energy Corporation and Everest Asset Management AG, incorporated by reference from Exhibit 4.4 to Form 8-K filed September 6, 2007.

4.13

Securities Purchase Agreement, dated September 19, 2007, by and between Open Energy Corporation and the Investor listed on the Schedule of Buyers, incorporated by reference from Exhibit 4.1 to Form 8-K filed September 25, 2007.

4.14	Convertible Note, dated September 19, 2007, issued by Open Energy Corporation to The Quercus Trust, incorporated by reference from Exhibit 4.2 to Form 8-K filed September 25, 2007.
4.15	Warrant, dated September 19, issued by Open Energy Corporation to The Quercus Trust, incorporated by reference from Exhibit 4.3 to Form 8-K filed September 25, 2007.
10.1	Employment Agreement with Aidan H. Shields dated June 15, 2007, incorporated by reference from Exhibit 10.9 to Form 8-K filed June 21, 2007.
10.2	Employment Agreement with John E. Hart dated June 15, 2007, incorporated by reference from Exhibit 10.10 to Form 8-K filed June 21, 2007.
10.3

Employment Agreement with David Field dated November 1, 2006 and Amendment No. 1 to the Employment Agreement dated June 15, 2007, incorporated by reference from Exhibit 10.11 to Form 8-K filed June 21, 2007.

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