Form 10KSB/A
period 2007-05-31
OPEN ENERGY CORP
filed 2007-10-31
CIK 1176193

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

Transitional Small Business Disclosure Format (Check one)  Yes  ☐   No  ☒

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

Transitional Small Business Disclosure Format (check one Yes  ☐   No ☒

Explanatory Note: This Amendment No. 1 to Annual Report on Form 10-KSB for the fiscal year ended May 31, 2007, is being filed solely to: amend and restate Part II, Item 6, to include the effect on the Company’s financial position from the $20 million convertible note that closed on September 19, 2007 and to clarify the current terms of our 0%, 5% and 10% convertible notes; to update Part II, Item 5 “Recent Sales of Unregistered Securities” to include sales that have occurred since April 2006; and to add a risk factor to Part I, Item 1 and update disclosures to Part II, Item 8A regarding our disclosure controls. Other than as provided above, no other changes have been made to our Annual Report on Form 10-KSB that we filed on September 13, 2007. In order to preserve the nature and character of the disclosures set forth in the original Form 10-KSB, this Amendment No. 1 does not reflect events occurring after September 19, 2007 (the date of closing the $20 million convertible note). Accordingly, this Amendment No. 1 should be read in conjunction with our original Form 10-KSB, filed on September 13, 2007, and with the other filings we have made with the Securities and Exchange Commission subsequent to that date.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

RISKS RELATED TO OUR BUSINESS

Investors should carefully consider the risks described below before deciding whether to invest in our common stock. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also impair our business operations and financial results. If any of the following risks actually occurs, our business, financial condition or results of operations could be adversely affected. In such case, the trading price of our common stock could decline and you could lose all or part of your investment. Our filings with the Securities and Exchange Commission also contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks we face described below. See  “ Forward-Looking Statements. “

We have identified material weaknesses in our disclosure controls and procedures and our internal control over financial reporting, which, if not remedied effectively, could prevent us from reporting our financial results on a timely and accurate basis and result in a decrease in the trading price of our common stock and otherwise seriously harm our business.

Management has concluded that our disclosure controls and procedures and our internal control over financial reporting had material weaknesses as of May 31, 2007. We have taken actions to begin to address those material weaknesses, but as of the date of this report had not yet completed our remediation efforts.

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

Prior to the remediation of these material weaknesses, there remains risk that the transitional controls on which we currently rely will fail to be sufficiently effective, which could result in a material misstatement of our financial position or results of operations and require a restatement. If this were to occur, investors may not be able to rely on the financial statements contained in our public filings. In addition, even if we are successful in strengthening our controls and procedures, such controls and procedures may not be adequate to prevent or identify irregularities or facilitate the fair presentation of our financial statements or SEC reporting.

PART II

ITEM 5.

Recent Sales of Unregistered Securities

Through September 19, 2007, we issued the following securities without registration under the Securities Act.

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

During the three months ended August 31, 2007, Cornell converted principal amounts of 5% Debentures totaling $6,770,000 into 18,070,519 shares of common stock. Giving effect to these conversions, as of August 31, 2007, Cornell had outstanding debentures of $6,425,000 and accrued interest of $924,000.

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

As of May 31, 2007 all of the 0% Debentures, originally issued in February 2006, have been converted and are no longer outstanding.

As of May 31, 2007, the warrants were still outstanding and were exercisable into 2,354,261 shares of the Company’s common stock. The warrant exercise price which were initially set at $2.23 per share, became $0.2875 per share on December 22, 2006, and are subject to further adjustment upon the occurrence of certain specified events including, but not limited to, the issuance of securities at a deemed price below the current exercise price, stock dividends, stock splits, mergers or reorganizations, and the Company’s failure to meet certain revenue milestones.

Miscellaneous

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

Pursuant to an employment agreement with a non-executive employee, the Company agreed to issue an aggregate of 75,000 shares of restricted common stock to such employee, to be issued in quarterly installments through March 31, 2009, subject to his continued employment. Through June 30, 2007, the Company has issued a total 31,250 of such shares as restricted securities exempt from registration pursuant to Section 4(2) of the Securities Act, and an appropriate legend was placed on the stock certificate.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

As of May 31, 2007, we had cash and cash equivalents of $319,000, and negative working capital of $8,492,000. During the year ended May 31, 2007, we funded our operations from private sales of equity and debt securities. On August 31, 2007, we closed a securities purchase agreement with an accredited investor for the private placement of a convertible promissory note in the principal amount of $1,000,000 (the “8/31/07 Note”) and a related warrant (See “Financings” below). On September 19, 2007, we entered into a Securities Purchase Agreement with an accredited investor for the private placement of (i) a convertible note in the principal amount of $20 million and (ii) a warrant to acquire up to 40 million shares of common stock. The net proceeds from the transaction totaled $18.46 million. Neither of these financings are reflected in our financial statements as of May 31, 2007. Due to these additional financings, we believe we now have the capital resources needed to carry out our revised corporate strategy over the next nine to twelve months. Other than cash and cash equivalents and the proceeds from the subsequent financing, the Company has no unused sources of liquidity.

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

Subsequent Events

6% Convertible Note and Related Warrants

On September 19, 2007, Open Energy Corporation entered into a Securities Purchase Agreement with an accredited investor for the private placement of (i) a convertible note in the principal amount of $20 million and (ii) a warrant to acquire up to 40 million shares of common stock. The net proceeds from the transaction totaled $18.46 million. This amount is not reflected in the financial statements as of May 31, 2007.

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

In the event of default, the 8/31/07 Note will accrue interest at a rate of 10% per annum and the Investors may convert any or all of the outstanding principal and interest into common stock at a fixed conversion price equal to $.1868 per share. In no event shall the conversion price be lower than $0.05.

The 8/31/07 Warrant is exercisable until August 31, 2012. The exercise price is $.709, subject to adjustments and anti dilution provisions which include a price floor of $0.05 per share.

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

Financings

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

0% Convertible Debentures and Related Warrants

As of May 31, 2007 all of the 0% Debentures, originally issued in February 2006, have been converted and are no longer outstanding.

As of May 31, 2007, the warrants were still outstanding and were exercisable into 2,354,261 shares of the Company’s common stock. The warrant exercise price which were initially set at $2.23 per share, became $0.2875 per share on December 22, 2006, and are subject to further adjustment upon the occurrence of certain specified events including, but not limited to, the issuance of securities at a deemed price below the current exercise price, stock dividends, stock splits, mergers or reorganizations, and the Company’s failure to meet certain revenue milestones.

ITEM 8A.  CONTROLS AND PROCEDURES

(a)           We are required to maintain disclosure controls and procedures designed to ensure that material information related to us, including our consolidated subsidiaries, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

Deficiencies 1-4 noted above were identified by our independent public accounting firm, Squar Milner, Peterson, Miranda & Williamson, LLP, in connection with their audit of our financial statements for the year ended May 31, 2006. Deficiency 5 noted above was identified by management during the audit of our financial statements for the year ended May 31, 2006. These deficiencies have persisted due to the resignation and reassignment of duties of two Chief Financial Officers during the year-ended May 31, 2007, which has impacted the ability of the Company to fully implement corrective measures. We hired Aidan Shields as our Chief Financial Officer on June 7, 2007 and are in the process of implementing remedial steps, which include greater oversight of our accounting and compliance functions, and an active search for additional internal accounting and legal compliance resources is under way. To date, management has not been able to hire sufficient additional personnel to assist in the Company’s disclosure controls and procedures and thus has not been able to conclude that any of this deficiency has been remediated as of the filing date of this report.

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

(b)           Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of our year ended May 31, 2007 that have materially affected, or is reasonably likely, to materially affect, the Company’s internal control over financial reporting.

 PART III

ITEM 13. EXHIBITS

Exhibit Number	Exhibit

4.1*	Letter Agreement, dated August 30, 2007, by and between Open Energy Corporation and YA Global Investments, L.P.

31.1*	Certification of Principal Executive Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPEN ENERGY CORPORATION

By:	/s/ David P. Saltman
David P. Saltman
Chairman and Chief Executive Officer

Date: October 31, 2007

By:	/s/ Aidan H. Shields
Aidan H. Shields
Chief Financial Officer

Date: October 31, 2007

EXHIBIT INDEX

Exhibit Number	Exhibit

4.1*	Letter Agreement, dated August 30, 2007, by and between Open Energy Corporation and YA Global Investments, L.P.

31.1*	Certification of Principal Executive Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.