Form 10QSB
period 2007-11-30
OPEN ENERGY CORP
filed 2008-01-22
CIK 1176193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2007

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

(Check one): Yes ☐   No ☒

At November 30, 2007 we had 124,584,358 shares of the registrant’s common stock (par value, $0.001 per share) outstanding.

Transitional Small Business Disclosure Format (Check one):   Yes ☐   No ☒

PART I - FINANCIAL INFORMATION

OPEN ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS - unaudited

(In thousands, except share data)

	November 30, 2007	May 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$13,063	$319
Accounts receivable, net of allowance for doubtful accounts of $189 and $138 at November 30, and May 31, 2007, respectively.	936	415
Inventories, net	1,695	1,857
Prepaid expenses and other current assets	321	380
Total current assets	16,015	2,971

Fixed assets, net	1,233	1,298
Due from related parties	1,843	1,993
Deferred financing costs, net	1,989	93
Intangible assets, net	4,543	4,889
Goodwill	10,221	10,221
Total assets	$35,844	$21,465

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,718	$1,687
Notes payable, current maturities	46	325
Current portion of convertible debentures, net	2,840	1,778
Advances from related parties	327	312
Other accrued liabilities	7,892	6,164
Deferred revenue	400	1,197
Total current liabilities	13,223	11,463

Notes payable, net of current maturities	—	14
Long-term portion of convertible debentures, net	4,927	4,178
Deferred tax liability	4,062	1,752
Total liabilities	22,212	17,407

Stockholders’ equity
Common stock, $0.001 par value; 1,125,000,000 shares authorized; 124,584,358 and 103,801,854 shares issued and outstanding at November 30, and May 31, 2007, respectively	125	104
Additional paid-in capital	85,254	56,407
Accumulated deficit	(71,747)	(52,453)
Total stockholders’ equity	13,632	4,058
Total liabilities and stockholders’ equity	$35,844	$21,465

The accompanying notes are an integral part of these consolidated financial statements.

OPEN ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS - unaudited

(In thousands, except per share data)

	Three Months Ended November 30,		Six Months Ended November 30,
	2007	2006	2007	2006
Revenues, net	$1,326	$1,704	$2,873	$2,060
Cost of sales	3,415	2,057	5,226	2,367
Gross loss	(2,089)	(353)	(2,353)	(307)

Operating expenses
Selling, general and administrative	6,059	3,896	9,990	7,973
Research and development	93	106	165	425
Impairment of technology agreement and note receivable	—	2,376	—	2,376
Total operating expenses	6,152	6,378	10,155	10,774

Loss from operations	(8,241)	(6,731)	(12,508)	(11,081)

Other income (expense)
Interest and other income	137	52	138	64
Interest expense	(2,687)	(4,060)	(8,100)	(4,840)
Other expense	144	(30)	45	(109)
Loss on foreign exchange	(50)	(103)	(69)	(138)
Total other expense	(2,456)	(4,141)	(7,986)	(5,023)

Loss before income tax benefit	(10,697)	(10,872)	(20,494)	(16,104)
Income tax benefit	391	1,003	1,200	1,303
Net loss	$(10,306)	$(9,869)	$(19,294)	$(14,801)

Net loss per share - basic and fully diluted	$(0.08)	$(0.13)	$(0.17)	$(0.20)

Weighted average shares outstanding - basic and fully diluted	123,745,545	75,934,181	116,747,904	72,591,728

The accompanying notes are an integral part of these consolidated financial statements.

OPEN ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS - unaudited

(In thousands)

	Six Months Ended November 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,294)	$(14,801)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	493	884
Interest from amortization of warrants and beneficial conversion feature, net of tax	6,221	4,365
Amortization of deferred financing costs	366	25
Amortization of original issue discount	860	153
Stock issued in legal settlement	—	70
Stock based compensation	5,346	3,254
Reduction of bad debt reserve	50	1,694
Reduction of inventory reserves	(595)	683
Deferred taxes	(1,200)	(1,303)
Change in operating assets and liabilities:
Accounts receivable	(572)	(74)
Due from employees	150	(724)
Inventories	758	(1,293)
Other current assets	59	219
Accounts payable	31	493
Other accrued liabilities	1,802	772
Deferred revenue	(797)	626
Net cash used in operating activities	(6,322)	(4,957)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(82)	(435)
Additions to intangible assets	—	(71)
Net cash used in investing activities	(82)	(506)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	950	—
Proceeds from issuance of convertible debt	21,000	5,000
Payments on notes payable	(1,052)	(123)
Payments on advances from related parties	—	(2)
Payment of debt issuance costs	(1,750)	(400)
Net cash provided by financing activities	19,148	4,475

Net increase (decrease) in cash and cash equivalents	12,744	(988)

Cash and cash equivalents at beginning of period	319	2,758

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,063	$1,770

SUPPLEMENTAL DISCLOSURES

Cash operating activities:
Interest paid	$2	$8
Non-cash investing and financing activities:
Payment of convertible note and accrued interest with warrant exercise	$(253)	$—
Stock issued upon exercise of warrants	$253	$—
Warrants issued in connection with debt financing	$10,203	$905
Beneficial conversion feature associated with convertible debt	$9,011	$118
Stock issued upon conversion of debt	$7,570	$4,750
Stock and warrants issued for technology license	$—	$1,787
Acquisition of fixed assets pursuant to notes payable agreement	$—	$91
Acquisition of fixed assets pursuant to capital lease	$—	$16

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS

Note 1 - Description of Business

Open Energy Corporation (the “Company”) is a renewable energy company focused on the development and commercialization of a portfolio of solar products and technologies for residential, commercial and industrial applications. Our mission is to harness the power of the sun to meet the growing resource demands of sustainable 21st century development.

Shares of the Company’s common stock currently trade on the OTC Bulletin Board under the symbol “OEGY.OB” (formerly BBSE.OB).

Note 2 - Basis of Presentation

Interim Financial Statements

The consolidated balance sheet as of November 30, 2007, the consolidated statements of operations for the three and six month periods ended November 30, 2007 and 2006 and the consolidated statements of cash flows for the six month periods ended November 30, 2007 and 2006 are unaudited. These financial statements reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to state fairly the financial position, results of operations and cash flows for the interim periods presented. The balance sheet as of May 31, 2007 was derived from the Company’s audited financial statements. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for the year ending May 31, 2008. These financial statements and the notes thereto should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended May 31, 2007, filed with the Securities and Exchange Commission (the “SEC”).

Liquidity and Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred net losses of approximately $10.3 million and $19.3 million during the three and six months ended November 30, 2007, respectively, and has incurred losses since inception totaling $71.7 million through November 30, 2007.

On September 19, 2007, we entered into a Securities Purchase Agreement with an accredited investor for the private placement of (i) a convertible note in the principal amount of $20 million and (ii) a warrant to acquire up to 40 million shares of common stock. The Agreement resulted in net cash proceeds to the Company of approximately $18.5 million. On December 7, 2007, the Company entered into an amendment of the September 19, 2007 Securities Purchase Agreement.  In connection with the December 7, 2007 amendment we completed a private placement of (i) convertible notes in the principal amount of $1.0 million and (ii) warrants to acquire up to 2 million shares of our common stock in exchange for net cash proceeds of approximately $913,000.  We now believe we have the capital resources to implement our revised corporate strategy over the next three to six months.  If the Company depletes these resources prior to obtaining positive cash flow, the Company will need to raise additional equity or debt financing which could result in additional dilution to the Company’s current stockholders.  No assurance can be given that this additional financing, if needed, will be available or if available, will be available on terms satisfactory to the Company.

The financial statements included herein do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Connect Renewable Energy, Inc. (“CRE”), Solar Roofing Systems, Inc. (“SRS”), and WaterEye Corporation. All significant inter-company accounts and transactions have been eliminated in consolidation.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 155”) .  With respect to SFAS No. 133, SFAS No. 155 simplifies the accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and eliminates the interim guidance in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,  which provided that beneficial interests in securitized financial assets are not subject to the provision of SFAS No. 133. With respect to SFAS No. 140, SFAS No. 155 eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

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

 In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS No. 157 defines fair value, established a framework for measuring fair value under generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.   On November 14, 2007, the FASB provided a one-year deferral for implementation of SFAS No. 157 for other nonfinancial assets and liabilities.  The Company is currently evaluating the impact of this guidance on its consolidated financial position, results of operations and cash flows.

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2 Accounting for Registration Payment Arrangements  (“FSP EITF 00-19-2”) which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5,  Accounting for Contingencies.  Adoption of FSP EITF 00-19-02 is required for fiscal years beginning after December 15, 2006. The adoption of FSP EITF 00-19-2 did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 , which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. The Company is currently evaluating the impact of this guidance on its consolidated financial position, results of operations and cash flows.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141R”).  SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method ) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R also establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; (b) improves the completeness of the information reported about a business combination by changing the requirements for recognizing assets acquired and liabilities assumed arising from contingencies; (c) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (d) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early application is not permitted. The Company has not yet determined the impact, if any,  SFAS No. 141R will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company has not yet determined the impact, if any, that SFAS No. 160 will have on its consolidated financial statements.

Note 3 – Convertible Note and Warrant Financing

9/19/2007 Note

On September 19, 2007, the Company issued to an accredited investor i) a convertible note in the principal amount of $20,000,000 (the “9/19/07 Note”) and (ii) a warrant to acquire up to 40,000,000 shares of common stock (the “9/19/07 Warrant”) for an aggregate purchase price of $20,000,000.

The maturity date on the 9/19/07 Note is three years from September 19, 2007, which may be accelerated at the option of the holder if (i) a trigger event (as defined in the 9/19/07 Note) has occurred and is continuing on the maturity date, and (ii) through the date that is ten business days after the consummation of a change of control in the event that a change of control is publicly announced. The Company does not have the right to prepay the 9/19/07 Note in whole or part without penalty prior to the maturity date. The Company may not declare or pay any cash dividend or distribution on its capital stock while the 9/19/07 Note is outstanding without the prior express written consent of the holder.  The 9/19/07 Note accrues interest at a rate of 6% per annum, with accrued interest due and payable quarterly in arrears on each January 1, April 1, July 1 and October 1. The 9/19/07 Note is convertible at the option of the holder into shares of the Company’s common stock at an initial price of $0.50 per share, subject to adjustment as specified in the 9/19/07 Note.

The 9/19/07 Warrant is exercisable for up to 40,000,000 shares of common stock at an exercise price of $0.506, which is subject to adjustment as described in the 9/19/07 Warrant.  The 9/19/07 Warrant expires 84 months after the initial closing date of September 19, 2007.  In addition, a separate warrant to purchase 1,600,000 shares at $0.50 per share was issued to an investment banker for services rendered in connection with the financing.

8/31/07 Note

On August 31, 2007, the Company entered into a Securities Purchase Agreement with an accredited investor  for the private placement of (i) a convertible note in the principal amount of $1,000,000 (the “8/31/07 Note”) and (ii) a warrant to acquire up to 1,200,000 shares of common stock (the “8/31/07 Warrant”) for an aggregate purchase price of $950,000. The maturity date on the 8/31/07 Note is February 29, 2008, which may be accelerated at the option of the holder if (i) a trigger event (as defined in the 8/31/07 Note) has occurred and is continuing on the maturity date, and (ii) through the date that is ten business days after the consummation of a change of control in the event that a change of control is publicly announced. The Company has the right to prepay the 8/31/07 Note in whole or part without penalty prior to the maturity date.

The 8/31/07 Note accrues interest at a rate of 10% per annum, with accrued interest due and payable February 29, 2008. The 8/31/07 Note is convertible into shares of the Company’s common stock at the option of the holder at an initial price of $0.50 per share, subject to adjustment as specified in the $1 million Note.  In addition to any other adjustments, the holder may require the Company to convert the 8/31/07 Note at any time after a trigger event has occurred at a fixed conversion price equal to $0.1868 per shares.  The holder may not convert if the shares issued would result in the holder beneficially owning greater than 4.99% of the Company’s outstanding common stock.

The 8/31/07 Warrant is exercisable for up to 1,200,000 shares of common stock at an exercise price of $0.709, subject to adjustment according to the anti-dilution provisions in the 8/31/07 Warrant, provided that, in no event shall the exercise price be reduced to less than five cents ($0.05) per share (such floor price to be adjusted in the same manner that the exercise price is adjusted), and is exercisable through August 31, 2012. In addition, a warrant to purchase 72,000 shares at $0.709 per share and expiring on August 31, 2012 was issued to an investment banker for services rendered in connection with the financing.

The Company and the investor also executed a Registration Rights Agreement pursuant to which the Company has agreed to provide certain registration rights with respect to the 8/31/07 Note and the 8/31/07 Warrant.

The Company recorded discounts in connection with the value of warrants, beneficial conversion features and original issue discounts in connection with all of its outstanding debentures. Amortization of these discounts is being recognized as non-cash interest over the term of the debt using the effective interest method. Upon conversion prior to amortization of the total discount, recognition of expense is accelerated for any previously unamortized discount. For the three and six month periods ended November 30, 2007, the Company recognized $2,049,000 and $7,081,000 of non cash interest expense in connection with the amortization of debt discount. The carrying value of the debentures will accrete to the face value over the life of the debt, as the value of the discounts is expensed.

The face and carrying values of debentures outstanding were as follows:

	November 30, 2007	May 31, 2007
Face value of debentures	$26,625	$13,195

Less unamortized debt discounts:
Beneficial conversion feature	(9,256)	(2,924)
Warrants	(9,303)	(3,396)
Original issue discount	(299)	(919)
Debentures carrying value	7,767	5,956
Less current portion	(2,840)	(1,778)
Long-term portion convertible debentures	$4,927	$4,178

Note 4 - Accounting for Stock-Based Compensation

On November 2, 2006, the Board of Directors adopted the Open Energy Corporation 2006 Equity Incentive Plan (the “Plan”), which provides for the granting of stock and non-stock based compensation awards, including options, stock awards, stock appreciation rights, and cash awards to employees, officers, directors or consultants. The Board of Directors approved an original allocation of 8,500,000 shares to the Plan that was subsequently expanded to 16,500,000 shares as of August 31, 2007. As of November 30, 2007, 1,891,282 shares remained available for future grant under the Plan. Options generally vest over a three year period and expire ten years from the date of grant.  Options granted under the Plan have exercise prices ranging from $0.31 to $1.50 per share. On August 31, 2007, an option for 1,000,000 shares (500,000 options were subsequently cancelled) was granted to our Chief Executive Officer, outside of the Plan in connection with guarantees made by him in connection with the 6/15/07 Note (See Note 11). Based on the weighted average fair value of the options of $0.41 per share, the grant resulted in stock-based compensation expense of $205,000 for the six month period ending November 30, 2007.

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

Our stock price volatility and option lives involve management’s best estimates, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option. SFAS No. 123R also requires that we recognize compensation expense for only the portion of options expected to vest. Based on very limited historical experience the Company has assumed no forfeitures in the determination of stock-based compensation expense under SFAS 123R. If the actual number of forfeitures differs from our estimates, additional adjustments to compensation expense may be required in future periods. The fair value per share for options is calculated at the date of grant using the Black-Scholes option-pricing model.

The weighted average assumptions for the three months ended November 30, 2007 were the following:

Three Months Ended November 30, 2007
Dividend yield	0.0%
Expected volatility	133-152%
Risk-free interest rate	3.98%
Expected life	6 years

During the three and six months ended November 30, 2007, the Company granted a total of 8,950,000 and 11,570,000 options, respectively.  The options to purchase shares of common stock were granted to 17 employees, 5 directors and one consultant.  The aggregate fair value of the options granted was $4,724,000 and $5,803,000 during the three and six months ended November 30, 2007, respectively, the majority of which will be amortized as stock compensation expense over 3 years.  Stock-based compensation expense in connection with options vesting during the three and six months ended November 30, 2007 was $1,630,000 and $2,133,000, respectively, which consisted of stock-based compensation expense related to stock options granted pursuant to, and outside of, the Plan.

A summary of the stock option activity during the six months ended November 30, 2007 is as follows:

				Weighted
			Weighted	Average
			Average	Remaining
			Exercise	Contractual
Options	Shares		Price	Term
Outstanding at May 31, 2007	6,224,610	(1)	$0.53	9.54
Granted	11,570,000	(2)	0.54	9.83
Exercised	—		—	N/A
Forfeited / Cancelled	(858,892)		0.47	N/A
Outstanding at November 30, 2007	16,935,718		$0.54	9.55

Exercisable at November 30, 2007	4,665,911		$0.52	9.28

(1)   Includes an option for 1,827,000 shares granted outside of the plan to a consultant in connection with the acquisition of Connect Renewable Energy, Inc.

(2)   Includes an option for 1,000,000 shares that was granted to our Chief Executive Officer, outside of the plan, in connection with the 6/15/07 Note, of which 500,000 options are vested and 500,000 were cancelled upon repayment of the 6/15/07 Note on October 5, 2007 (see Note 11).

As of November 30, 2007, the total remaining unrecognized compensation cost related to unvested stock options amounted to               $4,073,000, which is expected to be recognized over a weighted-average period of 1.63 years.

		Weighted
		Average
		Grant Date
Nonvested Shares	Shares	Fair Value
Nonvested at May 31, 2007	4,538,594	$0.29
Granted	11,570,000	0.50
Vested	(2,979,895)	0.35
Forfeited / Cancelled	(858,892)	0.43
Nonvested at November 30, 2007	12,269,807	$0.46

In accordance with their employment agreements, certain of the Company’s officers and a non-executive employee were awarded restricted stock grants that vest over periods ranging from 2.75 to 3.00 years.  As of November 30, 2007, there was approximately $5,350,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of .8 years.  Stock compensation expense recognized in connection with these grants during the three and six months ended November 30, 2007 was approximately $1,605,000 and $3,210,000, respectively.

Note 5 - Due from Related Parties

Amounts due from related parties as of November 30, 2007 and May 31, 2007, of $1,843,000 and $1,993,000, respectively, consist of estimated balances owed by certain officers and other employees to the Company for income tax withholding in connection with previously issued restricted stock grants. See Notes 4 and 10.

Note 6 - Inventories

Inventories consist of the following (in thousands):

	November 30,	May 31,
	2007	2007
Raw materials	$2,477	$2,532
Work-in-process	370	540
Finished goods	169	702
Less reserves	(1,321)	(1,917)
Total	$1,695	$1,857

Note 7 - Fixed Assets

Fixed assets consist of the following (in thousands):

	November 30,	May 31,
	2007	2007
Computers and networks	$341	$310
Machinery and equipment	743	735
Furniture and fixtures	89	89
Leasehold improvement	59	59
Construction in progress	412	369
	1,644	1,562
Less: accumulated depreciation and amortization	(411)	(264)
Fixed assets, net	$1,233	$1,298

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

For the three months ended November 30, 2007 and 2006, depreciation expense of fixed assets was approximately $74,000 and $51,000, respectively.  For the six months ended November 30, 2007 and 2006, depreciation expense was $146,000 and $91,000 respectively.

Note 8 - Deferred Financing Costs, net

The Company capitalizes costs directly related to financing agreements and certain qualified debt restructuring costs, and amortizes these costs as additional interest expense over the terms of the related debt.

In connection with the 9/17/07 Note, the Company recorded deferred financing costs of $2,051,000 which will be fully amortized by September 2010.  In connection with the 6/15/2007 Note (see note 11), the Company recorded deferred financing costs of $211,000 which are fully amortized.

Net deferred financing costs are comprised of the following as of November 30, 2007 and May 31, 2007 (in thousands):

	November 30, 2007	May 31, 2007
Deferred financing costs	$2,415	$152
Accumulated amortization	(426)	(59)
Deferred financing costs, net	$1,989	$93

For the three and six months ended November 30, 2007, the Company recognized amortization expense of $222,000 and $367,000, respectively, related to deferred financing fees.

Note 9 – Goodwill and Intangible Assets

As of November 30, 2007, goodwill and intangible assets consist of the following (in thousands):

Amortizable intangible assets	$6,461
Less: accumulated amortization	(2,028)
Total amortized intangibles	4,433
Unamortized intangible assets	110
Total intangibles	$4,543

Goodwill	$10,221

Aggregate amortization expense for all intangible assets for the three months ended November 30, 2007 and 2006 totaled $173,000 and $330,000, respectively.  For the six months ended November 30, 2007 and 2006, amortization expense was $346,000 and $793,000, respectively.   The following table represents the total estimated amortization of intangible assets subsequent to November 30, 2007 (in thousands):

Year ending May 31,
2008 (remaining 6 months)	$367
2009	713
2010	713
2011	713
2012 and thereafter	1,927
Total	$4,433

Note 10 - Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	November 30,	May 31,
	2007	2007
Payroll liabilities	$2,642	$2,533
Accrued warranty	2,259	1,520
Accrued interest	1,397	879
Common stock issuable in connection with SRS acquisition	734	734
Accrued Inventory in Transit	576	—
Accrued litigation settlement	112	—
Accrued legal fees	38	135
Other	134	363
Total	$7,892	$6,164

Included in accrued personnel compensation and payroll tax withholding at November 30, 2007 and May 31, 2007 are liabilities totaling $2,307,000 and $2,417,000, respectively, representing estimated employer and employee taxes, employee withholding, interest and penalties related to stock-based compensation resulting from the vesting through November 30, 2007 and May 31, 2007 of previous issuances of restricted common stock to certain officers and employees of the Company.  In connection with the issuance of these shares, the Company failed to withhold the required amounts related to the individuals’ federal and state income and payroll tax liabilities, pay the related employer tax liabilities associated with the issuances, and did not remit the amounts to the appropriate federal and state government agencies associated with amounts vested at the times required by law.  The Company has recorded corresponding amounts due from the officers and employees at November 30, 2007 and May 31, 2007 totaling $1,842,000 and $1,993,000, respectively.  These amounts are classified as due from related parties on the accompanying balance sheets and represent the amount of the liability that is owed by the individuals to the Company for the required withholdings not made on their behalf.  Included in the accrued warranty reserve is $996,000 related to warranty work to repair diodes on the Company’s SolarSave™ membrane product that was shipped in prior quarters and $1,072,000 related to a product corrosion issue on the Company’s SolarSavetm membrane product shipped in prior quarters.

Note 11 - Notes Payable

Notes payable consist of the following (in thousands):

	November 30,	May 31,
	2007	2007
Unsecured demand promissory note payable to an unrelated party, bearing interest at 18% per annum calculated annually with no fixed term of repayment	—	190
Promissory note in connection with the purchase of computer software bearing interest at 8%, due in six monthly installments of $15,000 through April 2007	—	77
Secured credit facility agreement for borrowings up to CDN $250,000, bearing interest at prime plus 3% (9.25% and 11.5% at November 30, 2007 and May 31, 2007, respectively), matures March 2008, secured by equipment and personally guaranteed by certain shareholders of the Company	38	62
Other	8	10
Total	46	339
Less current maturities	46	325
Notes payable, long term maturities	$—	$14

On September 14, 2007, we agreed to apply the principal and interest due under the 18% unsecured demand promissory notes to Coach Capital, LLC (for the three Demand Notes dated August 4, November 9, and December 2, 2005) to the exercise price of certain warrants held by them as payment in full of our obligations under the 18% unsecured demand promissory notes.  We applied an aggregate amount of $252,785 to the exercise price pursuant to the Warrant Exercise Notices we received from them. The amount of $193,386 at $0.2875 per warrant share for a total of 672,646 common shares was applied to the Coach exercise, and $59,399 at $0.2875 per warrant share for a total of 206,605 common shares was applied to the Nadelson  Internacional S.A. exercise. After this exercise, Coach has no further warrants outstanding and Nadelson has 129,718 warrants outstanding.

On June 15, 2007 the (“6/15/07 Note”), the Company entered into a Note and Warrant Purchase Agreement with an accredited investor for the private placement of a $950,000 promissory note and a related warrant to acquire up to 4,000,000 shares of common stock for a purchase price of $750,000.  The maturity date of the 6/15/07 Note was October 15, 2007, and it was paid in full on October 5, 2007. The 6/15/07 Note was purchased at a discount, thus the effective interest paid was $200,000. The warrant is exercisable for three years, and is subject to anti dilution provisions and a floor exercise price of $0.05 per share. In addition, a warrant to purchase 400,000 shares of common stock at the rate of $0.50 per share that expires on June 15, 2012, was issued to an investment banker for services rendered in connection with the financing.

 Accrued interest related to notes payable at November 30, 2007 and May 31, 2007 totaled $0 and $55,000, respectively.

Note 12 – Equity

Common Stock Activity for the Period

Conversion of 5% Debentures

On October 8, 2007, 5% convertible debentures with a face value of $800,000 were converted into 1,826,484 shares of the Company’s common stock.

Issuance of Convertible Notes and Warrants

On September 19, 2007, the Company entered into a Securities Purchase Agreement with an accredited investor for the private placement of a convertible note in the principal amount of $20,000,000 exercisable at an initial price of $0.50 per share and subject to adjustment as specified in the 9/19/07 Note, and warrants to acquire up to 40,000,000 shares of common stock at a price of $0.506 per share, for a purchase price of $20,000,000. The maturity date on the 9/19/07 Note is three years from September 19, 2007, and the 9/19/07 Warrant expires 84 months or 7 years from September 19, 2007.  The Company may not declare or pay any cash dividend or distribution on its capital stock while the 9/19/07 Note is outstanding without the prior express written consent of the holder.  In addition, a warrant to purchase 1,600,000 shares of common stock at the rate of $0.506 per share that expire 84 months from September 19, 2007, was issued to an investment banker for services rendered in connection with the financing.

Conversion of Warrants

In connection with the repayment of the 18% unsecured demand promissory notes to Coach Capital, LLC described in Note 11 we applied an amount of $193,386 at $0.2875 per warrant share to the exercise price of warrants held by Coach Capital and issued a total of 672,646 common shares to  Coach Capital, LLC.  We also applied $59,399 at $0.2875 per warrant share to the exercise price of warrants held by Nadelson Internacional S.A. and issued a total of 206,605 common shares was applied to the Nadelson  Internacional S.A. exercise. After this exercise, Coach has no further demand warrants outstanding and Nadelson has 129,718 warrants outstanding.

Issuance of Note and Warrant Purchase Agreement

On June 15, 2007, the Company entered into a Note and Warrant Purchase Agreement with an accredited investor for the private placement of a $950,000 promissory note and a related warrant to acquire up to 4,000,000 shares of common stock for a purchase price of $750,000.  The maturity date of the 6/15/07 Note was October 15, 2007, and it was paid in full on October 5, 2007. The Warrant is exercisable for three years, and is subject to anti dilution provisions and a floor exercise price of $0.05 per share. In addition, a warrant to purchase 400,000 shares of common stock at the rate of $.50 per share that expires on June 15, 2012, was issued to an investment banker for services rendered in connection with the financing.

Outstanding Warrants to Purchase Common Stock

As of November 30, 2007, the Company had outstanding warrants to purchase an aggregate of 68,497,010 shares of its common stock.  Such warrants were initially exercisable at prices ranging from $.2875 to $1.50 per share and expire at various times through September 2014.  The warrants contain provisions for the adjustment of the exercise price in the event of subsequent issuances of certain securities at lower prices, stock dividends, stock splits, reorganizations, reclassifications and consolidations.

A summary of warrants outstanding at November 30, 2007 is as follows:

	Current
Number of	Exercise
Warrants	Price	Expiration Date

4,400,000	$0.5000	June 15, 2010
1,475,010	$0.2875	January 31, 2011
1,500,000	$1.5000	June 30, 2013
6,000,000	$0.5000	March 31, 2011
6,250,000	$0.5000	August 17, 2011
6,000,000	$0.5000	March 29, 2012
1,272,000	$0.7090	August 31, 2012
41,600,000	$0.5060	September 19, 2014
68,497,010

Escrowed Common Stock

The Company’s obligations under its 5% and 10% convertible debentures issued to Cornell Capital partners, L.P. are secured pursuant to the terms of (1) a pledge and escrow agreement among the Company, Cornell Capital Partners, L.P. and David Gonzalez, Esq., as escrow agent, and (2) security agreements among the Company, two of our subsidiaries and Cornell Capital Partners, L.P. In accordance with the pledge and escrow agreement, we deposited 44,117,647 shares issued in the name of the Company, into escrow, and granted to Cornell a security interest in those shares to secure our obligations to them under the 5% and 10% convertible debentures and related agreements. The escrowed shares are not included in common stock issued and outstanding at November 30, 2007, or May 31, 2007.

Shares to be Issued

Pursuant to the Stock Purchase Agreement executed in connection with the Company’s acquisition of Solar Roofing Systems, Inc. (“SRS”), the Company was required to calculate and issue post-closing earnout shares to former SRS shareholders prior to March 31, 2007. The Company determined that 1,591,073 shares are issuable to the former SRS shareholders based on the provisions of the SRS Stock Purchase Agreement, but the Company has not yet issued such shares. In connection with the shares issuable to the former SRS shareholders, the Company recorded additional goodwill and an accrued liability of $734,000 in connection with the final post-closing transaction. Further, in accordance with the SRS Stock Purchase Agreement, the Company is required to register the shares of Registrable Stock (as defined in the SRS Stock Purchase Agreement) prior to the first anniversary of the closing date and use its best efforts to have that registration statement declared effective by the SEC within the time prescribed in the SRS Stock Purchase Agreement, which has not been done. The Company intends to issue and subsequently register additional shares of its common stock pursuant to a registration statement in 2008.

Note 13 - Subsequent Events

Shutdown of Aurora Facility

On December 13, 2007, the Company adopted a plan to shut down operations at its Aurora, Ontario, facility in Canada (the “Plan”).  Pursuant to the Plan, existing operations and specified assets at the Aurora facility will be transferred to the Company’s Grass Valley, California facility.  The Company anticipates selling some of the assets located at the Aurora facility and is currently evaluating which assets to retain and transfer and which to sell.  In addition, the Company is seeking a subtenant for the Aurora facility, which would eliminate or reduce the ongoing lease costs associated with the facility.  In connection with the Plan, substantially all of the employees at the Aurora facility will be terminated.  We expect that the Plan will be substantially complete as of January 31, 2008.

The primary costs associated with the Plan include employee termination costs, the costs of relocating assets from Aurora to Grass Valley and ongoing lease costs.  The Company estimates that costs associated with this action will be $300,000 to $350,000 for employee termination costs, $200,000 to $300,000 for asset impairment and relocation costs, depending upon which assets are transferred to Grass Valley and $50,000 to $150,000 for ongoing lease costs depending on whether the Company is able to locate a subtenant for the Aurora facility and the terms of such sublease.   The Company expects total costs associated with the Plan to be between $550,000 and $800,000.   The Plan does not involve the discontinuance of any business line.  The Company intends to continue development and manufacturing of its SolarSave membrane product, which was historically manufactured at its Aurora facility.

Note and Warrant Financing

On December 7, 2007, the Company entered into an amendment of  that certain Securities Purchase Agreement, dated as of September 19, 2007 described in Note 3 above.  In connection with the December 7, 2007 amendment the Company issued (i) convertible notes (the “12/7/07 Notes”) in the aggregate principal amount of $1,000,000 and (ii) warrants (the “12/7/07 Warrants”) to acquire up to 2,000,000 shares of the Company’s common stock for an aggregate purchase price of $1,000,000.  The transaction resulted in net proceeds to the Company of $913,533, which was used for the repayment of debt and general corporate and working capital purposes.

The maturity date on the 12/7/07 Notes is three years from December 7, 2007, which may be accelerated at the option of the Investors if (i) a trigger event (as defined in the 12/7/07 Notes) has occurred and is continuing, and (ii) through the date that is ten business days after the consummation of a change of control in the event that a change of control is publicly announced. We do not have the right to prepay the 12/7/07 Notes in whole or in part without penalty prior to the maturity date.

The 12/7/07 Notes accrue interest at a rate of 6% per annum, with accrued interest due and payable quarterly in arrears on each January 1, April 1, July 1 and October 1 beginning on the first such date after December 7, 2007. The 12/7/07 Notes are convertible into shares of the Company’s common stock at an initial price of $0.50 per share, subject to adjustment, including anti-dilution protection, on the terms set forth in the 12/7/07 Notes.

The 12/7/07 Warrants are exercisable for up to 2,000,000 shares of the Company’s common stock at an exercise price of $0.506 per share, subject to adjustment, including anti-dilution protection, on the terms set forth in the 12/7/07 Warrants.

In connection with the December 7, 2007 amendment and related transactions, the Company paid approximately $86,437 in placement agent fees and expenses and agreed to issue warrants to acquire 80,000 shares of common stock to its placement agents.

Payroll Taxes

On December 18, 2007, we received $1,498,770 from David Saltman, our Chairman and Chief Executive Officer to satisfy the employee portion of the required withholding taxes on his restricted stock grants.  In January 2008, we paid all outstanding 2006 tax year federal and state employment taxes, as well as interest and penalties associated with the vesting dates for restricted stock previously granted as set forth in certain employment contracts.  There is a remaining obligation for one employee and one former employee to repay the Company for taxes to be paid on their behalf in the amount of $240,000.

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

Company Description

Open Energy Corporation is a renewable energy company focused on the development and commercialization of a portfolio of solar products and technologies for a wide range of residential, commercial and industrial applications.  Our product and technology portfolio includes the following:

Solar Roofing Tiles.  In March 2006, we acquired California-based Connect Renewable Energy, Inc. (CRE),  which develops, manufactures and distributes photovoltaic (“PV”) integrated roofing tiles.  These tiles can be installed on commercial and residential properties.

SolarSave Membrane.   In August of 2005, we acquired a controlling interest in Toronto-based Solar Roofing Systems, Inc. (SRS), which develops and manufactures a patent pending on SolarSave™   photovoltaic (PV) roofing membrane.   Subsequently in April 2006 we acquired the remaining minority interest and SRS became our wholly owned subsidiary.

SolarSave™ Architectural Glass.  We design and manufacture custom PV glass laminates to meet the aesthetic, performance and structural requirements of designers and architects.  Sizes, shapes and configurations can be built to match virtually any specification available today, allowing for a direct substitution for monolithic, laminated or insulated glass panels. This product is ideally suited for LEED certification on green building projects.

Water Monitoring.  In December 2006, we acquired WaterEye, a Grass Valley, California based company with proprietary, web-enabled water monitoring software. WaterEye provides a technology platform for monitoring our PV installations.

Sun Cone Technology.  In August of 2005, we signed an exclusive international license for SunCone™ CSP (concentrating solar power) technology. SunCone™  CSP utilizes curved geometries and reflective surfaces to collect solar thermal energy, which can then be used to heat a working fluid. A prototype of the CSP technology was designed and built by Hytec Engineering of Los Alamos, New Mexico, and initial testing of this prototype system was successful.  Further development will be required for SunCone ™ CSP to design a commercially viable system capable of interfacing with an off-the-shelf steam turbine to produce electricity and/or to interface with either flash distillation or membrane filtration equipment in order to produce potable water from salty or brackish sources, in a cost effective manner.  No assurances can be made that we will be able to successfully commercialize this technology.

We are currently undertaking the following key initiatives to market our Solar Tiles and Solar Membrane products:

1)

Utilize the traditional building trades as solar installers. In March 2007, we signed a master distribution agreement with privately held Eagle Roofing Products, one of the largest manufacturers of cement tiles in North America. This strategic alliance provides our company with access to major home developers and roofing contractors across the country. We intend to sell our residential tile products through this distribution pipeline, and utilize the building trades as our installation and service providers. On November 16, 2007, we signed a distribution agreement with Petersen-Dean Roofing Systems, one of the largest residential and commercial roofing contractors in the U.S., to install SolarSave® PV Tiles on new homes across the country. The agreement includes a minimum commitment to purchase the Company’s products, including tiles, membranes and balance of system equipment.

2)

Outsource high volume product manufacturing in order to remain competitive. In May of 2007, Open Energy and Suntech Power Holdings Co., Ltd. (NYSE:STP), signed a letter of intent for broad initiatives targeting the expansion of BIPV product sales in North America. Pursuant to the letter of intent, Suntech has been supplying us with their high-efficiency polycrystalline cells and providing production of our SolarSave™  PV Tile product laminates.  This relationship is designed to give Open Energy the ability to deliver high quality products in very large volumes to meet the demands of the building and construction channels.  In December 2007, we initiated a plan to shut down operations at our Aurora, Ontario, manufacturing facility in Canada.

3)

Offer financed solutions through long-term power purchase agreements. In general, homeowners, commercial tenants and industrial operations do not buy power generating systems. They pay for power through their monthly utility bills. Solar electric systems remain expensive, although state rebates, federal tax incentives and other government programs have reduced the costs of solar electricity. Open Energy has developed a plan it believes will provide a financial solution to the dilemma. Together with a tax equity partner, we will install our products in “solar communities.” We will coordinate the engineering, equipment procurement and construction of each project. We will contract with third parties to maintain the rooftop systems, to read the meters, and to bill the customers. The equity investor will receive a secure internal rate of return and the benefits of the 30% Federal tax credit and 5-year accelerated depreciation under the 2005 U.S. Energy Bill. The builders will reduce their construction costs and, hopefully, sell their homes more quickly. The homeowner will be guaranteed a reduced monthly utility bill and receive the benefits of incremental home value at no additional expense or tax impact. We believe we will sell more products and participate in the long term revenue streams.

Looking forward we intend to develop and focus on our core competencies as a leading edge designer of innovative products and technologies, and as a customer-centric marketer of renewable energy solutions.  While we will continue to develop innovative products, we will also evaluate licensing and purchasing options to acquire technologies developed by others.  As thin film, nano-materials, vapor deposition and other innovations become commercially viable on a cost per installed watt basis, we intend to use them to develop commercial products and bring them to market.  We do not intend to spend extensively on research, or carry expensive operational overhead.  We expect to outsource the majority of our manufacturing.  Our core focus will be on providing customer-centric solutions and services.

Recent Developments for the Three and Six Months Ended November 30, 2007

On September 19, 2007, we entered into a Securities Purchase Agreement with a certain accredited investor for the private placement of (i) a convertible note in the principal amount of $20,000,000 and (ii) a warrant to acquire up to 40,000,000 shares of common stock, resulting net proceeds totaling $18.46 million.

During the quarter ended November 30, 2007  we completed the shipments for several purchase orders of architectural glass products, and we began receiving shipments from Suntech for our SolarSave™ Tile product, and thus were able to begin shipments to Eagle and Petersen-Dean.  We also made progress with identifying and correcting product warranty issues with our SolarSave™   photovoltaic (PV) roofing membrane product, and we are in the process of making the necessary design changes to the product.

David P. Saltman became our Chairman of the board of directors in October 2007, and he remains our Chief Executive Officer.

David A. Field became our President in October 2007and remains our Chief Operating Officer.

Christopher S. Gopal, Ph.D. was hired in November 2007 as our Executive Vice President, World Wide Operations. Prior to joining Open Energy Corporation, Mr. Gopal held senior executive positions at major product and services companies.  These have included Vice President in World-Wide Operations at Dell Computer, and Director of Global Supply Chain Services at Ernst & Young Consulting.

Limited Operating History

There is limited historical financial information about the Company upon which to base an evaluation of its future performance. The Company has generated limited revenues from operations and there is no guarantee that the Company will generate significant revenues in the future. The Company is subject to risks including limited capital resources, possible delays in product development and manufacturing, and possible cost overruns due to price and cost increases. No assurance can be given that future financing will be available to the Company, or if available will be on acceptable terms. Additional equity financing would likely result in dilution to existing shareholders.

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

Evaluation of Long-lived Assets

The Company’s policy is to assess potential impairments to its long-lived assets when there is evidence that events or changes in circumstances have made recovery of the assets carrying value unlikely and the carrying amount on the asset exceeds the estimated undiscounted future cash flows. If such evaluation were to indicate a material impairment of these long -lived assets, such impairment would be recognized by a write down of the applicable asset to its estimated fair value under SFAS No. 144,  Accounting for the Impairment or Disposal of Long-Lived Assets .

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

Results of Operations - Three and Six Months Ended November 30, 2007

The following table sets forth the Company’s consolidated statement of operations data for the three and six months ended November 30, 2007 and 2006.

Summary Statement of Operations (in thousands):

	Three Months Ended November 30,		Six Months Ended November 30,
	2007	2006	2007	2006

Revenues, net	$1,326	$1,704	$2,873	2,060
Gross loss	(2,089)	(353)	(2,353)	(307)
Operating expenses:
Selling, general and administrative	6,059	3,896	9,990	7,973
Research and development	93	106	165	425
Impairment of technology agreement and note receivable	—	2,376	—	2,376
Total operating expenses	6,152	6,378	10,155	10,774
Loss from operations	(8,241)	(6,731)	(12,508)	(11,081)
Total other (expense)	(2,456)	(4,141)	(7,986)	(5,023)
Loss before income tax benefit	(10,697)	(10,872)	(20,494)	(16,104)
Income tax benefit	391	1,003	1,200	1,303
Net loss	$(10,306)	(9,869)	(19,294)	(14,801)
Net loss per share - basic and fully diluted	$(0.08)	(0.13)	(0.17)	(0.20)

Revenues

Revenues for the three months ended November 30, 2007 and 2006 were $1,326,000 and $1,704,000, respectively.  For the six months ended November 30, 2007 and 2006, revenues were $2,873,000 and $2,060,000, respectively.

During the quarter, a majority of our revenue consisted of shipments of SolarSave™  Tiles for residential projects.  We also shipped SolarSave™  PV Glass for the remainder of the California Academy of Sciences Museum installation in Golden Gate Park, San Francisco, California, and to another PV Glass customer.  We also had limited revenues for the quarter from the SolarSave™ Membrane product, WaterEye subscriptions, inverters, and other system components.

During the six months ended November 30, 2007, revenue of $2,873,000 consisted of approximately equal shipments of SolarSave™  Tiles for residential projects and SolarSave™  PV Glass.  We also had limited revenues for the period from the SolarSave™ Membrane product, WaterEye subscriptions, inverters, and balance of system components.

Revenues for the three and six month periods ended November 30, 2006 consisted primarily of shipments of our SolarSave™ membrane product.  We have identified a warranty issue with respect to the diode design for that product and discontinued shipments during the three and six months ended November 30, 2007 to complete that re-engineering work and certification testing.

Cost of sales and Gross loss

For the three months ended November 30, 2007 and 2006, cost of sales was $3,415,000 and $2,057,000, respectively.  For the six months ended November 30, 2007 and 2006 cost of sales was $5,226,000 and $2,367,000, respectively.  Gross loss for the three months ended November 30, 2007 and 2006 was $2,089,000 and $353,000, respectively, and for the six months ended November 30, 2007 and 2006, our gross loss was $2,353,000 and $307,000, respectively.

The gross loss for the three month period ended November 30, 2007 of $2,089,000 reflects: a $996,000 increase to warranty reserve related to prior quarter SolarSave™ membrane product shipments; higher than expected freight and manufacturing costs incurred as a result of the tight delivery schedule for Eagle Roofing and Petersen-Dean and the high cost of laminates for the SolarSave™ Tile for low volume purchase quantities.  With respect to the warranty reserve, we have noted that some significant fraction of the diodes we used in our SolarSave™ membrane product, under certain reverse voltage conditions combined with high ambient temperatures, may experience a run away current condition, which overheats the diodes. This may cause permanent damage to the diode and heat discoloration or charring of the covering film. We have corrected this issue for future product shipments by changing the diode specifications to reduce the reverse current flow to negligible levels over a much wider range of voltage and ambient temperatures.  We are currently receiving certification for the revised diode specification.

The gross loss for the six month period ended November 30, 2007 of $2,353,000 reflects: a $996,000 increase to warranty reserve related to diode failures of prior quarter SolarSave™ membrane product shipments; higher than expected freight and manufacturing costs incurred as a result of the tight delivery schedule for Eagle Roofing and Petersen-Dean and the high cost of laminates for the SolarSave™ Tile for low volume purchase quantities.

We are undertaking a number of initiatives to improve gross margin.  We believe that the redesign of our SolarSave™ membrane product will address the warranty issues.  We are negotiating with outsourced manufacturers on product pricing for our SolarSave™ roofing tiles and are also evaluating other cost effective supply options for our laminates and products.  As we mature in our relationship with our suppliers and customers and improve forecasting, we expect to decrease the expedited freight expenses.  Due to these initiatives, we expect our gross margin to improve.  However, our industry is still developing and significant competitive pressure is continuing to put pressure on gross margins.

Selling, general and administrative

Selling, general and administrative expenses for the three months ended November 30, 2007 and 2006 were $6,059,000 and $3,896,000, respectively.  For the six months ended November 30, 2007 and 2006, selling, general and administrative expenses were $9,990,000 and $7,973,000, respectively.

For the three months ended November 30, 2007, expenses included $3,234,000 in stock-based compensation, $216,000 of depreciation expense and intangible asset amortization expense, and $540,000 of legal and professional fees associated primarily with SEC reporting, convertible debenture financings, and efforts to protect the Company’s intellectual property.

For the six months ended November 30, 2007, SG&A expenses of $9,990,000 included $5,344,000 in stock-based compensation, $431,000 of depreciation expense and intangible asset amortization expense, and $846,000 of legal and professional fees associated primarily with SEC reporting, convertible debenture financings, and efforts to protect the Company’s intellectual property.

Research and development

For the three months ended November 30, 2007 and 2006, research and development expenses were $93,000 and $106,000, respectively.  For the six months ended November 30, 2007 and 2006, research and development expenses were $165,000 and $425,000, respectively.

During the three and six month periods, research and development expenses were related to the ongoing development of the SolarSave™ Tiles and SolarSave™ Membranes, and future product development.

Future research and development efforts will be focused on improvements to our SolarSave™ solar roofing tiles, roofing membranes, and architectural glass which we believe will contribute to increasing and retaining market share.

Other income (expense)

During the three months ended November 30, 2007 and 2006, other expenses were $2,456,000 and $4,141,000, respectively.  Other expenses for the six months ended November 30, 2007 and 2006, were $7,986,000 and $5,023,000, respectively.

For the three months ended November 30, 2007, other expenses totaling $2,456,000 included $2,271,000 that is non-cash interest from the amortization of the discounts recorded in connection with warrants, beneficial conversion features and original issue discounts, and non-cash deferred financing fees associated with convertible debentures and notes payable.

For the six months ended November 30, 2007, other expenses totaling $7,986,000 included $7,447,000 in non-cash interest from the amortization of the discounts recorded in connection with warrants, beneficial conversion features and original issue discounts, and non-cash deferred financing fees associated with convertible debentures and notes payable.

Net loss

For the three months ended November 30, 2007 and 2006, we incurred a net loss of $10,306,000 and $9,869,000, respectively.  Our net loss for the six months ended November 30, 2007 and 2006 was $19,294,000 and $14,801,000, respectively.

For the three months ended November 30, 2007, the net loss of $10,306,000 included $3,234,000 in stock-based compensation, $247,000 in depreciation and amortization expense, and $2,271,000 in non-cash interest from the amortization of the discounts recorded in connection with warrants, beneficial conversion features and original issue discounts, and non-cash deferred financing fees associated with convertible debentures and notes payable.

For the six months ended November 30, 2007, the net loss of $19,294,000 included $5,344,000 in stock-based compensation, $493,000 in depreciation and amortization expense, and $7,447,000 in non-cash interest from the amortization of the discounts recorded in connection with warrants, beneficial conversion features and original issue discounts, and non-cash deferred financing fees associated with convertible debentures and notes payable.

 Liquidity and Capital Resources

As of November 30, 2007, we had $13,063,000 in cash, inventory of $1,695,000 and working capital of $2,792,000.  Since our inception we have generated significant losses from operations and expect to generate losses from operations during at least the next two fiscal quarters.

The Company has financed operations since inception primarily through private sales of securities.  On December 7, 2007, we closed on an amendment to our September 29, 2007 Securities Purchase Agreement. In connection with the December 7, 2007 amendment we completed a private placement with certain additional accredited investors and issued (i) convertible notes in the aggregate principal amount of $1,000,000 (“12/7/2007 Notes”) and (ii) warrants to acquire up to 2,000,000 shares of our common stock, Resulting in net proceeds from to us of $913,000.   On October 5, 2007, the 6/15/07 Note was paid in full for $950,000.  On September 29, 2007, we issued a convertible promissory note to an accredited investor in the principal amount of $20,000,000 (the “9/19/07 Note”) with a conversion price of $0.50 per share, which included the issuance of a warrant to purchase up to 40 million shares of common stock with an exercise price of $0.506 per share. The net proceeds from this financing were $18.46 million.  On August 31, 2007, we issued a convertible promissory note to an accredited investor in the principal amount of $1,000,000 (the “8/31/07 Note”) and a related warrant.  See “Debt Financings” below for a detailed discussion of these transactions.

While our cash position was $13,063,000 at November 30, 2007, certain of our debt financing obligations will come due in February and March 2008.  Our 8/31/07 Note in the amount of $950,000 matures on February 29, 2008.  Our 10% secured convertible debentures, of which approximately $3.0 million remain outstanding, matures on March 30, 2008.  We are evaluating options to extend or refinance this note and debentures, but no such arrangements exist at this time.

Based on our current cash usage rates, an expected increase in operational expenses and non-operational contractual obligations, as well as our obligation to pay the outstanding note and debentures that will be due soon, we estimate that we currently have adequate cash to fund operations for the next three to six months.  Further debt and/or equity financing will be required in the next few months to allow us to continue operations under our revised corporate strategy.

Longer term, we anticipate that we will increase the volume of product that we sell and will achieve supply, manufacturing, shipping and distribution efficiencies that will enable us to generate gross margin from the sale of products and services sufficient to support our operations.  The anticipated increase in our business will require additional working capital in order to fund inventories and receivables.  We anticipate that our future financing needs will be funded by a combination of receivables and inventory financing, credit terms with suppliers, and term debt.  We do not have any working capital lines of credit in place at this time.  There can be no assurances that any such financing will be made available to us, or made available on terms that are favorable to us.

Significant Capital Expenditures

The Company does not currently intend to make significant capital expenditures over the next 12 months.

Debt Financings

See “Management Discussion and Analysis – Subsequent Events” for a discussion of convertible note financings after November 30, 2007.

9/19/07 Note

On September 19, 2007, we issued to an accredited investor (i) a convertible note in the principal amount of $20 million (the “9/17/07 Note”) and (ii) a warrant to acquire up to 40 million shares of common stock (the “9/17/09 Warrant”).  The net proceeds from the transaction totaled $18.46 million. The maturity date on the 9/19/07 Note is three years from September 19, 2007, which may be accelerated at the option of the investor if (i) a trigger event (as defined in the Note) has occurred and is continuing on the maturity date, and (ii) through the date that is ten business days after the consummation of a change of control in the event that a change of control is publicly announced.  We do not have the right to prepay the 9/19/07 Note in whole or in part without penalty prior to the maturity date.  The 9/17/09 Note accrues interest at a rate of 6% per annum, with accrued interest due and payable quarterly in arrears on each January 1, April 1, July 1 and October 1 beginning on the first such date after September 19, 2007. The 9/17/07 Note is convertible into shares of the Company’s common stock at an initial price of $0.50 per share, which is subject to adjustment as described in the 9/19/07 Note. The 9/17/07 Warrant is exercisable for up to 40 million shares of our common stock at an exercise price of $0.506 per share, subject to adjustment as described in the 9/19/07 Warrant.

8/31/07 Note

On August 31, 2007, we issued to an accredited investor a convertible promissory note in the principal amount of $1,000,000 (the “8/31/07 Note”) and a related warrant to acquire up to 1,200,000 shares of common stock (the” 8/31/07 Warrant”) for a purchase price of $950,000. The 8/31/07 Note matures six months after August 31, 2007, but the Company has the right to prepay it in whole or in part without penalty prior to the maturity date. Commencing on the maturity date, the 8/31/07 Note accrues interest at the rate of 10% per annum. The principal and accrued interest is convertible into our common stock at $0.50 per share. However, the holder may not convert if the conversion shares issued would result in the holder beneficially owning greater than 4.99% of our outstanding common stock.  In the event of default, the 8/31/07 Note will accrue interest at a rate of 10% per annum and the holder may convert any or all of the outstanding principal and interest into common stock at a fixed conversion price equal to $0.1868 per share. In no event shall the conversion price be lower than $0.05.  The 8/31/07 Warrant is exercisable through August 31, 2012. The exercise price is $0.709, subject to adjustments and anti-dilution provisions which include a price floor of $0.05 per share.

6/15/07 Note

On June 15, 2007, we issued to an accredited investor a $950,000 promissory note (the “6/15/07 Note”) and a related warrant to acquire up to 4,000,000 shares of common stock (the “6/15/07 Warrant) for a purchase price of $750,000.  The maturity date of the 6/15/07 Note was October 15, 2007, and it was paid in full on October 5, 2007. The 6/16/07 Note was purchased at a discount, thus the effective interest paid was $200,000. The 6/15/07 Warrant is exercisable for three years, and is subject to anti dilution provisions and a floor exercise price of $0.05 per share. In addition, a warrant to purchase 400,000 shares of common stock at the rate of $.50 per share that expires on June 15, 2012, was issued to an investment banker for services rendered in connection with the financing.

10% Secured Convertible Debentures and Related Warrants

On March 30, 2007, we issued to Cornell Capital Partners, L.P. (“Cornell”) (i) a Convertible Secured Debenture in the original principal amount of $3,000,000 (the “Debenture”) and (b) a Warrant to purchase up to 6,000,000 shares of our common stock, which were issued and sold for an aggregate purchase price of $3,000,000.  The Debenture accrues interest at a rate of 10% per annum and matures on March 30, 2008. No payments of interest or principal are due under the Debenture until maturity. Subject to limitations contained in the Debenture for the maximum amount that may be converted, the Debenture is convertible at any time at Cornell’s option into shares of our common stock at a conversion price of $0.50 per share, subject to adjustment as set forth in the Debenture. The warrant issued to Cornell has an initial exercise price of $0.50 per share, subject to adjustment, and a term of five years from the issuance date.

5% Secured Convertible Debentures and Related Warrants

In March 2006, we  entered into a securities purchase agreement with Cornell Capital Partners, L.P. pursuant to which, as subsequently amended, we agreed to issue and sell to Cornell up to an aggregate of $15.0 million of secured convertible debentures (“5% Debentures) and warrants to purchase up to an aggregate of 13,250,000 shares of the Company’s common stock. On March 31, 2006, Cornell purchased $10,000,000 of the 5% Debentures and the Company issued to Cornell warrants to purchase up to an aggregate of 7,000,000 shares of common stock. Cornell also agreed to purchase an additional $5,000,000 of 5% Debentures and warrants to purchase up to 3,000,000 shares of common stock on the date the Company’s registration statement covering the shares issuable upon conversion of the 5% Debentures and exercise of the warrants was declared effective. Initially, the warrants were to have an exercise price of $1.50 per share and a term of five years. Each 5% Debenture matures three years from its date of issuance and bears interest at five percent (5%) per annum.

The conversion price of the 5% Debentures is the lower of (i) a fixed conversion price (initially $1.50) or (ii) 95% of the lowest volume weighted average price of the common stock during the 30 trading days immediately preceding the conversion date. The 5% Debentures are secured pursuant to the terms of (1) a pledge and escrow agreement among the Company, Cornell and David Gonzalez, Esq., as escrow agent, and (2) security agreements among Cornell, the Company, and two of our subsidiaries. In accordance with the pledge and escrow agreement, we deposited 44,117,647 newly issued shares of the our common stock into escrow, and granted to Cornell a security interest in those shares to secure the Company’s obligations to Cornell under the 5% Debentures and related agreements.  Under the security agreements, we and our subsidiaries granted to Cornell a blanket security interest in the Company’s consolidated assets. The 5% Debentures holders agreed to subordinate their security interests for certain transactions occurring in the normal course of business.

In connection with the 5% Debentures we agreed to file with the SEC by May 15, 2006, which date we refer to as the filing date, a registration statement including the shares underlying the 5% Debentures and warrants, and to use our best efforts to have such registration statement declared effective by July 29, 2006, which date we refer to as the effectiveness date. (This date was subsequently extended by mutual agreement). If a registration statement was not filed by the filing date or declared effective by the effectiveness date, as applicable, we would have become obligated to pay to Cornell, either in cash or in shares of common stock, liquidated damages equal to 1% of the liquidated value (subsequently capped at 15%) of the 5% Debentures outstanding for each 30 day period (pro-rated for partial periods) that the registration statement was not filed or declared effective, as applicable. We are  obligated to keep the registration statement effective until all the shares have been sold or are eligible for sale without volume restrictions pursuant to Rule 144(k) promulgated under the Securities Act of 1933.

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

On August 30, 2006, we filed a registration statement on Form SB-2 covering, among others, the shares issuable upon conversion of the debentures and exercise of the warrants, which was declared effective on October 27, 2006 (the “SB-2 registration statement”).

On May 21, 2007, we entered into a letter agreement with Cornell which amended certain terms of the 5% Debentures. Pursuant to the letter agreement we agreed to waive the 65 days notice to which we was entitled pursuant to the securities purchase agreement dated March 30, 2006 and, instead of completely waiving the conversion restriction, Cornell agreed not to increase its holdings beyond 9.99%.

On August 29, 2007, we entered into an additional letter agreement with Cornell in which we (i) agreed to consider registering 4,000,000 shares of common stock pursuant to Rule 462(b) of the 1933 Securities Act, as amended up to a maximum amount and at a price that together represent no more than 20% of the shares originally subject to the initial registration statement that remain unsold; (ii) Cornell agreed to not request further registration until 90 days after the effective date of the new registration statement; (iii) their right of first negotiation was waived with respect to the capital raising offer letter sent to Cornell August 6, 2007 and they provided their consent to complete a financing transaction; (iv) they consented to the Company increasing the number of shares allocated to our stock option plan by 8,000,000 for a total of 16,500,000; and (v)  Cornell confirmed that none of the previous Debentures are in default.

During the three months ended November 30, 2007, Cornell converted $800,000 of the 5% Debentures into 1,826,484 shares of common stock.  During the six months ended November 30, 2007, Cornell converted the principal amount of 5% Debentures totaling $7,570,000 into 19,897,003 shares of common stock. Giving effect to these conversions, as of November 30, 2007, Cornell had outstanding debentures and accrued interest of $6,697,335.

0% Convertible Debentures and Related Warrants

As of November 30, 2007 all of the 0% Debentures, originally issued in February 2006, have been converted and are no longer outstanding.

As of November 30, 2007, only 1,475,010 warrants were still outstanding at an exercise price of $0.2875 per share, and are subject to further adjustment upon the occurrence of certain specified events including, but not limited to, the issuance of securities at a deemed price below the current exercise price, stock dividends, stock splits, mergers or reorganizations, and our failure to meet certain revenue milestones.

Payroll Withholding Taxes

Through November 30, 2007, we did not withhold or pay federal or state employment or income taxes associated with the vesting dates for restricted stock previously granted as set forth in certain employment contracts. Total accrued liabilities at November 30,

2007 associated with the employees’ combined portion of required withholding, which is an obligation of the Company to the extent not satisfied by the employees, is $1,874,000.  We have also accrued expenses related to the employer’s portion of FICA, penalties, and interest, currently estimated to be approximately $446,000 as of November 30, 2007.

We have recorded amounts due from related parties of $1,843,000 and accounts payable of $1,861,000 as of November 30, 2007 for the employees’ obligations. Vesting of the restricted stock in 2007 for our Chief Executive Officer and Vice President of Business Development has been deferred until 2008 pursuant to amendments to their employment contracts.

Subsequent to the end of the quarter, we received payment from a related party and paid the accounts payable related to the payroll withholdings.  See “Subsequent Events” below for a detailed discussion of these transactions.

Subsequent Events

Shutdown of Aurora Facility

On December 13, 2007, we adopted a plan to shut down operations at our Aurora, Ontario, facility in Canada.  Pursuant to the plan, existing operations and specified assets at the Aurora facility will be transferred to our Grass Valley, California facility.  We anticipate selling some of the assets located at the Aurora facility and are currently evaluating which assets to retain and transfer and which to sell.  In addition, we are seeking a subtenant for the Aurora facility, which would eliminate or reduce the ongoing lease costs associated with the facility.  In connection with the plan, substantially all of the employees at the Aurora facility will be terminated.  We expect that the plan will be substantially complete as of January 31, 2008.

The primary costs associated with the Plan include employee termination costs, the costs of relocating assets from Aurora to Grass Valley and ongoing lease costs.  We estimate that costs associated with this action will be $300,000 to $350,000 for employee termination costs, $200,000 to $300,000 for asset impairment and relocation costs, depending upon which assets are transferred to Grass Valley and $50,000 to $150,000 for ongoing lease costs depending on whether we are able to locate a subtenant for the Aurora facility and the terms of such sublease.   We expect total costs associated with the Plan to be between $550,000 and $800,000.

The plan does not involve the discontinuance of any business line and we remain committed to the commercialization of our membrane product, which was historically manufactured at our Aurora facility.  The plan is part of our overall corporate strategy pursuant to which we are outsourcing the majority of our high-volume manufacturing and concentrating on our core competencies as a leading designer of innovative products.  We are currently evaluating additional alternatives in an effort to optimize our manufacturing processes on a company-wide basis.

12/7/2007 Notes

On December 7, 2007, the Company entered into an amendment of  that certain Securities Purchase Agreement, dated as of September 19, 2007 described in Note 3 above.  In connection with the December 7, 2007 amendment the Company issued (i) convertible notes (the “12/7/07 Notes”) in the aggregate principal amount of $1,000,000 and (ii) warrants (the “12/7/07 Warrants”) to acquire up to 2,000,000 shares of the Company’s common stock for an aggregate purchase price of $1,000,000.  The transaction resulted in net proceeds to the Company of $913,533, which was used for the repayment of debt and general corporate and working capital purposes.

The maturity date on the 12/7/07 Notes is three years from December 7, 2007, which may be accelerated at the option of the Investors if (i) a trigger event (as defined in the 12/7/07 Notes) has occurred and is continuing, and (ii) through the date that is ten business days after the consummation of a change of control in the event that a change of control is publicly announced. We do not have the right to prepay the 12/7/07 Notes in whole or in part without penalty prior to the maturity date.  The 12/7/07 Notes accrue interest at a rate of 6% per annum, with accrued interest due and payable quarterly in arrears on each January 1, April 1, July 1 and October 1 beginning on the first such date after December 7, 2007. The 12/7/07 Notes are convertible into shares of the Company’s common stock at an initial price of $0.50 per share, subject to adjustment, including anti-dilution protection, on the terms set forth in the 12/7/07 Notes.

The 12/7/07 Warrants are exercisable for up to 2,000,000 shares of the Company’s common stock at an exercise price of $0.506 per share, subject to adjustment  including anti-dilution protection, on the terms set forth in the 12/7/07 Warrants.

In connection with the transaction, we paid approximately $86,437 in placement agent fees and expenses and agreed to issue warrants to acquire 80,000 shares of Common Stock to our placement agents.

Payroll Taxes

On December 18, 2007, we received $1,498,770 from David Saltman, our Chairman and Chief Executive Officer to satisfy the employee portion of the required withholding taxes on his restricted stock grants. In January 2008, we paid all outstanding 2006 tax year federal and state employment taxes, as well as interest and penalties associated with the vesting dates for restricted stock previously granted as set forth in certain employment contracts.  There is a remaining obligation for one employee and one former employee to repay the Company for taxes to be paid on their behalf in the amount of $240,000.

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

We will require substantial additional funds to execute our revised business plan in addition to the funds we closed in September and December of 2007.  We received net proceeds of approximately $19.37 million from the issuance of convertible notes and warrants during September and December 2007.  Nonetheless we will need to raise additional equity or debt financing in order to execute our business plan and continue operations.  No assurance can be given that this additional financing, if needed, will be available on terms satisfactory to the Company.  Any such financing will likely result in additional dilution to our current stockholders.

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

We believe that the near-term growth of the market for “on-grid” applications, where solar power is used to supplement a customer’s electricity purchased from the utility network, depends in large part on the availability and size of federal and state government economic incentives. The reduction or elimination of government economic incentives may adversely affect the growth of this market or result in increased price competition, which could prevent us from achieving sales and market share. In the United States, the 30% federal tax credit is currently scheduled to expire on December 31, 2008. If Congress does not extend the tax credit, the Company and the industry in general will be severely and negatively affected.  In December 2007, the Senate failed to get enough votes to pass the proposed clean energy bill and its associated renewable electricity standard and investment tax credit.

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

Management has concluded that our disclosure controls and procedures and our internal control over financial reporting had material weaknesses as of November 30, 2007. We have taken actions to begin to address those material weaknesses, but as of the date of this report had not yet completed our remediation efforts.

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

Prior to the remediation of these material weaknesses, there remains risk that the transitional controls on which we currently rely will fail to be sufficiently effective, which could result in a material misstatement of our financial position or results of operations and require a restatement. If this were to occur, investors may not be able to rely on the financial statements contained in this Form 10- QSB filing. In addition, even if we are successful in strengthening our controls and procedures, such controls and procedures may not be adequate to prevent or identify irregularities or facilitate the fair presentation of our financial statements or SEC reporting.

The continuously adjustable conversion price feature of our Debentures could require us to issue a large number of shares, which would cause dilution to our existing stockholders.

We may be obligated to issue an extremely large number of shares upon the conversion of the 5% and 10% Secured Convertible Debentures we have issued (or have agreed to issue) to Cornell Capital Partners because the conversion price is to be the lower of (a) $0.50 or (b) 95% of the lowest volume weighted average price (VWAP) of our common stock during the 30 trading days immediately preceding the conversion date, provided that such conversion price cannot be lower than $0.05. Hence, the number of shares of our common stock issuable upon conversion of these debentures will increase if the market price of our stock declines, which will cause dilution to our existing stockholders. The following is an example of the number of shares of our common stock that would be issuable upon conversion of the debentures, including accrued interest and the debentures converted, based on prices that are 25%, 50% and 75% below the January 9, 2008 closing price of our stock of $0.37:

% Below January 9, 2008 closing price	Conversion Price Per Share (95% of closing price)	Number of Shares Issuable	% of Outstanding Stock After Conversion (1)
25%	$0.26	25,404,780	16.94%
50%	$0.18	38,107,169	23.42%
75%	$0.09	76,214,339	37.96%

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

As of January 9, 2008, we had 124,584,358 shares of common stock issued and outstanding; we have convertible debentures and notes outstanding, including accrued interest, convertible into 57,940,481 additional shares of common stock based on the December 14, 2007 closing price; and warrants outstanding for up to 68,497,010 additional shares of common stock. The number of shares of common stock issuable upon conversion of the convertible debentures or upon the exercise of warrants may increase if the market price of our stock declines, or if we issue shares of common stock or securities convertible into common stock at an effective price per share less than the conversion prices of the convertible debentures or the exercise prices of the warrants, as the case may be. See “Management’s Discussion and Analysis - Liquidity and Capital Resources – Debt Financings.”

We depend on a limited number of suppliers for the laminate and cells necessary to manufacture our roofing tile and architectural products, and the loss of supply would negatively impact sales and damage our reputation with our customers.

We currently purchase current laminate and cells from a small number of major solar  suppliers.  There has been an industry wide shortage of laminate which has resulted in shipment delays and price increases.  Unlike some of our competitors, we are not vertically integrated and do not control our supply chain.  We are looking for alternate suppliers for the critical parts for all of our products.   Any interruption or slow down in supply, or increase in product costs, could cause a disruption or a complete stoppage of our manufacturing operations for the glass and tile products, and a corresponding loss of revenue.  We have recently entered into agreements with customers in the roofing industry that provide for certain volume commitments.  Any inability to meet the requirements of those customers would damage our reputation with those customers and negatively impact our operations.

We expect our operating results to fluctuate on a quarterly and annual basis, which could cause our stock price to fluctuate or decline.

We believe that our operating results may fluctuate substantially from quarter-to-quarter and year-to-year for a variety of reasons, many of which are beyond our control. Factors that could affect our quarterly and annual operating results include those listed below as well as others listed in this “Risk Factors” section:

•                  our current reliance on large-volume orders from only a few customers;

•                  the receipt and shipment of large orders or reductions in these orders;

•                  variability between customer and product mix;

•                  changes in our pricing policies or those of our competitors;

•                  the introduction of new products or product enhancements by us or our competitors;

•                  changes in the terms of our arrangements with customers or suppliers;

•                  ability of our customers to accurately forecast demand for our products by their end users;

•                  the impact of changes in government regulation and rebate programs affecting our products;

•                  delays or failures to fulfill orders for our products on a timely basis;

•                  delays in the introduction of new or enhanced products by us or market acceptance of these products;

•                  our ability to finance our working capital needs;

•                  the availability and cost of raw materials and components for our products;

•                  an increase in product warranty returns or in our allowance for doubtful accounts; and

•                  operational disruptions, such as transportation delays or failures of our order processing system.

A substantial portion of our sales in a given quarter may depend on obtaining orders for products to be manufactured and shipped in the same quarter in which those orders are received. As a result of these factors, period-to-period comparisons of our operating results may not be meaningful, and you should not rely on them as an indication of our future performance. In addition, our operating results may fall below the expectations of public market analysts or investors. In this event, our stock price could decline significantly.

Our products are complex and may contain errors or defects, which may cause us to incur significant unexpected expenses and lose sales.

Although our products are examined and tested prior to release, these tests cannot uncover all problems that may occur once our products are widely distributed to customers.  We have experienced product warranty issues with respect to our SolarSaveTM membrane products.  We have been selling our products for a relatively short period of time. As a result, we have limited experience as to the long-term performance attributes of our products and whether they will develop errors or defects in the future. If errors or defects are discovered and we are unable to promptly correct those errors or defects, we could experience the following, any of which would harm our business:

•                  costs associated with testing, verification and the remediation of any problems;

•                  costs associated with design modifications;

•                  loss of or delay in sales or high level of returns;

•                  loss of customers;

•                  failure to achieve market acceptance or loss of market share;

•                  increased service and warranty costs;

•                  liabilities and damages to our customers and end users; and

•                  increased insurance costs.

Our common stock is traded on the OTCBB, which may be detrimental to investors.

Our shares of common stock are currently traded on the OTC Bulletin Board.  Stocks traded on the OTC Bulletin Board generally have limited trading volume and exhibit a wide spread between the bid/ask quotation.

Our common stock is subject to penny stock rules.

Our common stock is subject to Rule 15g-1 through 15g-9 under the Exchange Act, which imposes certain sales practice requirements on broker-dealers which sell our common stock to persons other than established customers and “accredited investors” (generally, individuals with net worths in excess of $1,000,000 or annual incomes exceeding $200,000 (or $300,000 together with their spouses)).  For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale.  This rule adversely affects the ability of broker-dealers to sell our common stock and purchasers of our common stock to sell their shares of such common stock.  Additionally, our common stock is subject to the SEC regulations for “penny stock.”  Penny stock includes any equity security that is not listed on a national exchange and has a market price of less than $5.00 per share, subject to certain exceptions.  The regulations require that prior to any non-exempt buy/sell transaction in a penny stock, a disclosure schedule set forth by the SEC relating to the penny stock market must be delivered to the purchaser of such penny stock.  This disclosure must include the amount of commissions payable to both the broker-dealer and the registered representative and current price quotations for the common stock.  The regulations also require that monthly statements be sent to holders of penny stock which disclose recent price information for the penny stock and information of the limited market for penny stocks.  These requirements adversely affect the market liquidity of our common stock.

Item 3.  CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. Disclosure controls and procedures are controls and other procedures that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that a company files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Principal Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

 We maintain disclosure controls and procedures designed to provide reasonable assurances that material information related to our company is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Under the supervision and with the participation of our management, including our principal executive officer and our chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of November 30, 2007, due to the following deficiencies:

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

(b) Changes In Internal Controls Over Financial Reporting. No changes were made in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that has materially affected, or is likely to materially affect, our internal control over financial reporting.

(c) Limitations On Disclosure Controls And Procedures. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business, including claims of alleged infringement, misuse or misappropriation of intellectual property rights of third parties. As of the date of this report, we are not a party to any litigation which we believe would have a material adverse effect on our business operations or financial condition.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended November 30, 2007, in addition to those issuances identified in our Current Reports on Form 8-K filed with the SEC, we issued the following securities without registration under the Securities Act.

Pursuant to an employment agreement with a non-executive employee, the Company agreed to issue an aggregate of 75,000 shares of restricted common stock to such employee, to be issued in quarterly installments through March 31, 2009, subject to his continued employment. On June 30, 2007, the Company issued 6,250 of such shares as restricted securities exempt from registration pursuant to Section 4(2) of the Securities Act.

During the six months ended November 30, 2007, an aggregate of 19,897,003 shares of the Company’s common stock were issued to Cornell Capital Partners, LP, upon conversion of $7,570,000 principal amount of the 5% Debentures held by Cornell. These securities were issued as restricted securities exempt from registration under Regulation D of the Securities Act.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our 2007 Annual Meeting of Stockholders held on November 1, 2007, the following individuals, constituting all of the members of the Board of Directors were elected: David Saltman, Edward Douglas Ward, Dalton W. Sprinkle, Norman J. Dodd, Patricia M. Eckert and Kenneth F. Potashner.

The following proposals were approved at our Annual Meeting of Stockholders:

1.   Election of Directors.

	Affirmative Votes	Negative Votes	Votes Withheld
David P. Saltman	61,590,904	0	545,759
Edward Douglas Ward	59,222,152	0	2,914,511
Dalton W. Sprinkle	61,623,656	0	513,007
Norman J. Dodd	61,545,456	0	591,207
Patricia M. Eckert	61,651,209	0	485,454
Kenneth F. Potashner	61,545,456	0	591,207

2.   To approve our 2006 Equity Incentive Plan.

Affirmative Votes	Negative Votes	Votes Withheld
59,034,188	2,534,400	568,075

3.   To ratify the selection of Squar, Milner, Peterson, Miranda & Williamson, LLP as our independent auditors for the fiscal year ending May 31, 2008.

Affirmative Votes	Negative Votes	Votes Withheld
61,636,589	195,315	304,759

Item 5. OTHER INFORMATION

On January 14, 2008, we filed with the Securities and Exchange Commission a Form 12b-25 reporting certain anticipated consolidated statements of operations data for the Company for the three and six months ended November 30, 2007 and 2006, which information is set forth in this report. The information set forth under this Item 5 is furnished in lieu of disclosure on Form 8-K under Items 2.02 and 9.01. Such information shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act, nor shall it be deemed incorporated by reference in any filing under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

Item 6. EXHIBITS

See Exhibit Index immediately following signatures.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPEN ENERGY CORPORATION

By:	/s/ David P. Saltman
David P. Saltman
Chairman and Chief Executive Officer

Date: January 22, 2008

By:	/s/ Aidan H. Shields
Aidan H. Shields
Chief Financial Officer

Date: January 22, 2008

EXHIBIT INDEX

Exhibit
Number	Exhibit

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.