Form 10QSB
period 2008-02-29
OPEN ENERGY CORP
filed 2008-04-21
CIK 1176193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

 EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. *

Yes☒   No☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

(Check one): Yes☐   No☒

At March 31, 2008 we had 127,952,397 shares of common stock (par value, $0.001 per share) outstanding.

Transitional Small Business Disclosure Format (Check one):   Yes☐   No☒

PART I - FINANCIAL INFORMATION

OPEN ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS - unaudited

(In thousands, except share data)

	February 29, 2008	May 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$3,872	$319
Accounts receivable, net of allowance for doubtful accounts of $471 and $138 at February 29, 2008 and May 31, 2007, respectively.	3,329	415
Inventories, net	3,589	1,857
Deferred charges	1,136	—
Prepaid expenses and other current assets	245	380
Total current assets	12,171	2,971

Fixed assets, net	1,001	1,298
Due from related parties	343	1,993
Deferred financing costs, net	1,831	93
Intangible assets, net	4,369	4,889
Goodwill	10,221	10,221
Total assets	$29,936	$21,465

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,876	$1,687
Notes payable, current maturities	32	325
Current portion of convertible debentures, net	3,386	1,778
Advances from related parties	329	312
Other accrued liabilities	6,136	6,164
Deferred revenue	1,347	1,197
Total current liabilities	15,106	11,463

Notes payable, net of current maturities	—	14
Long-term portion of convertible debentures, net	4,087	4,178
Deferred tax liability	3,538	1,752
Total liabilities	22,731	17,407

Stockholders’ equity
Common stock, $0.001 par value; 1,125,000,000 shares authorized; 127,584,358 and 103,801,854 shares issued and outstanding at February 29, 2008 and May 31, 2007, respectively	128	104
Additional paid-in capital	87,757	56,407
Accumulated deficit	(80,680)	(52,453)
Total stockholders’ equity	7,205	4,058
Total liabilities and stockholders’ equity	$29,936	$21,465

The accompanying notes are an integral part of these consolidated financial statements.

OPEN ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS - unaudited

(In thousands, except per share data)

	Three Months Ended February 29, 2008	Three Months Ended February 28, 2007	Nine Months Ended February 29, 2008	Nine Months Ended February 28, 2007
Revenues, net	$2,746	$1,779	$5,619	$3,839
Cost of sales	4,438	2,127	9,664	4,494
Gross loss	(1,692)	(348)	(4,045)	(655)

Operating expenses
Selling, general and administrative	4,663	4,436	14,653	12,409
Research and development	58	264	223	689
Restructuring costs	722	—	722	—
Impairment of technology agreement and note receivable	—	—	—	2,376
Total operating expenses	5,443	4,700	15,598	15,474

Loss from operations	(7,135)	(5,048)	(19,643)	(16,129)

Other income (expense)
Interest and other income	156	4	294	68
Interest expense	(2,704)	(1,727)	(10,804)	(6,567)
Other expense	168	(69)	214	(178)
Loss on foreign exchange	—	3	(69)	(135)
Total other expense	(2,380)	(1,789)	(10,365)	(6,812)

Loss before income tax benefit	(9,515)	(6,837)	(30,008)	(22,941)
Income tax benefit	581	599	1,781	1,902
Net loss	$(8,934)	$(6,238)	$(28,227)	$(21,039)

Net loss per share - basic and fully diluted	$(0.07)	$(0.08)	$(0.24)	$(0.29)

Weighted average shares outstanding - basic and fully diluted	124,906,580	82,728,025	119,544,435	71,396,278

 The accompanying notes are an integral part of these consolidated financial statements.

OPEN ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS - unaudited

(In thousands)

	Nine Months Ended February 29, 2008	Nine Months Ended February 28, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(28,227)	$(21,039)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	744	1,232
Interest from amortization of warrants and beneficial conversion feature	7,926	5,785
Amortization of deferred financing costs	633	38
Amortization of original issue discount	1,154	256
Stock issued in legal settlement	—	70
Stock based compensation	7,840	5,404
Increase in allowance for doubtful accounts	332	—
Reduction of inventory reserves	(1,131)	—
Loss on disposition of fixed assets	148	—
Impairment of technology license	—	1,693
Reserve for note receivable and accrued interest receivable	—	683
Deferred taxes	(1,781)	(1,902)
Change in operating assets and liabilities:
Accounts receivable	(3,246)	47
Due from related parties	1,649	(876)
Inventories	(601)	(625)
Deferred charges	(1,136)	—
Other current assets	136	191
Accounts payable	2,189	826
Other accrued liabilities	52	1,252
Deferred revenue	150	806
Net cash used in operating activities	(13,169)	(6,159)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(76)	(576)
Additions to intangible assets	—	(83)
Acquisitions, net of cash acquired	—	49
Net cash used in investing activities	(76)	(610)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	950	—
Proceeds from issuance of convertible debt	22,000	5,000
Payments on convertible debt	(3,279)	—
Payments on notes payable	(1,067)	(152)
Payments on advances from related parties	—	(2)
Payment of debt issuance costs	(1,806)	(400)
Net cash provided by financing activities	16,798	4,446

Net increase (decrease) in cash and cash equivalents	3,553	(2,323)

Cash and cash equivalents at beginning of period	319	2,758

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,872	$435

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for:
Interest	$869	$11
Non-cash investing and financing activities:
Stock issued and to be issued in connection with acquisition	—	2,911
Liabilities assumed in connection with acquisition	—	24
Assets acquired in connection with acquisition	—	2,873
Payment of convertible note and accrued interest with warrant exercise	$(253)	$—
Stock issued upon exercise of warrants	$253	$—
Warrants issued in connection with debt financing	$10,579	$905
Beneficial conversion feature associated with convertible debt	$9,145	$118
Stock issued upon conversion of debt	$8,296	$6,850
Stock and warrants issued for technology license	$—	$1,787
Acquisition of fixed assets pursuant to notes payable agreement	$—	$91
Acquisition of fixed assets pursuant to capital lease	$—	$16

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of Business

Open Energy Corporation (the “Company” or “OEC”) is a renewable energy company focused on the development and commercialization of a portfolio of solar electric technologies for residential, commercial and industrial applications.  The Company currently designs, manufactures and distributes building-integrated photovoltaic (BIPV) roofing tiles, roofing membranes and architectural photovoltaic glass products under the SolarSave® trade name.  The company currently maintains two facilities:  a corporate office in Solana Beach, California for senior management, marketing, sales, customer service, legal and finance; an engineering facility in Grass Valley, California for product design, project engineering, prototyping, customer glass manufacturing, and materials management.  In addition, the Company is planning to open a sales and logistics office in Sacramento, adjacent to one of OEC’s major channel partner facilities.

Shares of the Company’s common stock currently trade on the OTC Bulletin Board under the symbol “OEGY.OB” (formerly BBSE.OB).

Note 2 - Basis of Presentation and Significant Accounting Policies

Interim Financial Statements

The consolidated balance sheet as of February 29, 2008 the consolidated statements of operations for the three and nine month periods ended February 29, 2008 and February 28, 2007 and the consolidated statements of cash flows for the nine month periods ended February 29, 2008 and February 28, 2007 are unaudited. These financial statements reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to state fairly the financial position, results of operations and cash flows for the interim periods presented. The balance sheet as of May 31, 2007 was derived from the Company’s audited financial statements. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for the year ending May 31, 2008. These financial statements and the notes thereto should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended May 31, 2007, filed with the Securities and Exchange Commission (the “SEC”).

Liquidity and Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred net losses of approximately $8.9 million and $28.2 million during the three and nine months ended February 29, 2008, respectively, and has incurred losses since inception totaling $80.7 million through February 29, 2008.

During the nine months ended February 29, 2008, the Company funded its operations primarily from private sales of debt securities and has no unused sources of liquidity. The Company believes its current cash will only provide sufficient working capital to fund its operations through April 30, 2008.  On April 16, 2008, the Company signed a non-binding term sheet for a financing that would provide working capital to fund the Company’s operations for the next few months.  Until definitive agreements related to such financing are executed, there can be no assurances that such financing will be made available.  The Company’s current cash requirements are significant due to funding the growth of its business to be the leading provider of cost effective, elegant and technologically advanced solar solutions for residential and commercial applications. The Company will continue to use significant amounts of cash to fund its operations during fiscal year 2008. Thus, additional equity or debt financing currently needs to be raised to implement the Company’s business strategy.

The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital or it could be forced to cease operations. In order to continue as a going concern, the Company will also need to develop and grow its customer base and revenues and achieve a profitable level of operations.  Management’s plans to obtain such resources for the Company include raising additional capital through sales of debt and equity, the proceeds of which will be used to pay the scheduled principal and accrued amounts due currently and in arrears to other creditors, and to fund operating and working capital requirements. The financial statements included herein do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Connect Renewable Energy, Inc. (“CRE”), Solar Roofing Systems, Inc. (“SRS”), and WaterEye Corporation. All significant inter-company accounts and transactions have been eliminated in consolidation.

Deferred Revenue and Deferred Charges - Sales Subject to State Rebates

The Company records deferred revenue in connection with sales to certain customers of products that qualify for state rebates that have been assigned to the Company by the customer.  Based on the assignment of the rebate to the Company, the Company bills the customer net of the anticipated rebate and assumes the responsibility for collection of the rebate.  The rebate processing cycle involves a multi-step process in which the Company accumulates and submits information required by the state agency necessary for the collection of the rebate.  The entire process can take up to 120 days or more to complete.  Although title to the products sold have transferred to the customer, due to uncertainty relating to the collection of the rebate, the Company defers revenue on a  portion of the selling price related to the rebate.  As the rebate processing advances through the various stages of the processing cycle, the deferral percentage is decreased until such time that the rebate claim is submitted to the state agency, at which point, any remaining deferred revenue relating to that specific transaction is recognized.

Cost of sales related to revenue that has been deferred in connection with rebate collection process is recorded as deferred charges until such time as the related revenue is recognized.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB No. 109 (“FIN 48”) which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006.  The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued Statements of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS No. 157 defines fair value, established a framework for measuring fair value under generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.   On November 14, 2007, the FASB provided a one-year deferral for implementation of SFAS No. 157 for other nonfinancial assets and liabilities.  The Company is currently evaluating the impact of this guidance on its consolidated financial position, results of operations and cash flows.

In December 2006, the FASB issued FASB Staff Position (“FSP”) on Emerging Issues Task Force (“EITF”) 00-19-2 Accounting for Registration Payment Arrangements   (“FSP EITF 00-19-2”) which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5,   Accounting for Contingencies .  Adoption of FSP EITF 00-19-02 is required for fiscal years beginning after December 15, 2006. The adoption of FSP EITF 00-19-2 did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

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

In March, 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not believe that the adoption of the disclosure provisions required under SFAS No. 161 will have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

Note 3 – Convertible Note and Warrant Financing

12/7/2007 Notes

On December 7, 2007, the Company entered into an amendment of a certain Securities Purchase Agreement, dated as of September 19, 2007 between the Company and an accredited investor pursuant to which amendment the Company issued (i) convertible notes (the “12/7/07 Notes”) in the aggregate principal amount of $1,000,000 and (ii) warrants (the “12/7/07 Warrants”) to acquire up to 2,000,000 shares of the Company’s common stock for an aggregate purchase price of $1,000,000.  The transaction resulted in net proceeds to the Company of $913,000, which was used for the repayment of debt and general corporate and working capital purposes.

The maturity date of the 12/7/07 Notes is three years from December 7, 2007, which may be accelerated at the option of the investors if (i) a trigger event (as defined in the 12/7/07 Notes) has occurred and is continuing, and (ii) through the date that is ten business days after the consummation of a change of control in the event that a change of control is publicly announced. The Company does not have the right to prepay the 12/7/07 Notes in whole or in part without penalty prior to the maturity date.  The 12/7/07 Notes are convertible into shares of the Company’s common stock at an initial price of $0.50 per share, subject to adjustment, including anti-dilution protection, on the terms set forth in the 12/7/07 Notes.

The 12/7/07 Notes accrue interest at a rate of 6% per annum, with accrued interest due and payable quarterly in arrears on each January 1, April 1, July 1 and October 1 beginning on the first such date after December 7, 2007. The Company has not made the interest payments due on the following dates: January 1, 2008 and April 1, 2008.  The total past due interest owed through March 31, 2008 is approximately $19,000.  As a result of the failure to make such interest payments when due, the 12/7/07 Notes and accrued interest are redeemable at the holders’ option.  Accordingly, the outstanding principal balance of $1.0 million, net of unamortized discounts totaling $461,000, has been reclassified from a long-term liability to a current liability as of February 29, 2008.  The Company has proposed to the note holders an arrangement pursuant to which all current past due interest would be paid through the issuance of warrants to purchase shares of the Company’s common stock, but such arrangement has not yet been finalized.

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

In connection with the 12/7/07 Notes and 12/7/07 Warrants, the Company recorded debt discount in the aggregate amount of $487,500 in accordance with EITF 98-05, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios and EITF 00-27, Application of Issue No. 98-05 to Certain Convertible Instruments. As a result of the debt discounts recorded in connection with the note, the effective interest rate on the date of issuance was estimated to be approximately 22%.

9/19/2007 Note

On September 19, 2007, the Company issued to an accredited investor (i) a convertible note in the principal amount of $20,000,000 (the “9/19/07 Note”) and (ii) a warrant to acquire up to 40,000,000 shares of common stock (the “9/19/07 Warrant”) for an aggregate purchase price of $20,000,000.

The maturity date of the 9/19/07 Note is three years from September 19, 2007, which may be accelerated at the option of the holder if (i) a trigger event (as defined in the 9/19/07 Note) has occurred and is continuing on the maturity date, and (ii) through the date that is ten business days after the consummation of a change of control in the event that a change of control is publicly announced.  The

Company does not have the right to prepay the 9/19/07 Note in whole or part without penalty prior to the maturity date. The Company may not declare or pay any cash dividend or distribution on its capital stock while the 9/19/07 Note is outstanding without the prior express written consent of the holder.  The 9/19/07 Note is convertible at the option of the holder into shares of the Company’s common stock at an initial price of $0.50 per share, subject to adjustment as specified in the 9/19/07 Note.

The 9/19/07 Note accrues interest at a rate of 6% per annum, with accrued interest due and payable quarterly in arrears on each January 1, April 1, July 1 and October 1 beginning on the first such date after September 17, 2007.  The Company has not made the interest payments due on the following dates: October 1, 2007, January 1, 2008 and April 1, 2008.  The total past due interest owed through March 31, 2008 is approximately $641,000.  On April 17, 2008 we issued warrants to acquire a total of 3,003,370 shares of our common stock to the holders of the Series B Convertible Notes as full payment of interest owed through March 31, 2008 (see note 17).

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

In connection with the 9/17/07 Note and 9/17/07 Warrant, the Company recorded debt discount in the aggregate amount of $16,910,000 in accordance with EITF 98-05, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios and EITF 00-27, Application of Issue No. 98-05 to Certain Convertible Instruments. As a result of the debt discounts recorded in connection with the note, the effective interest rate on the date of issuance was estimated to be approximately 64%.

8/31/07 Note

On August 31, 2007, the Company entered into a Securities Purchase Agreement with an accredited investor  for the private placement of (i) a convertible note in the principal amount of $1,000,000 (the “8/31/07 Note”) and (ii) a warrant to acquire up to 1,200,000 shares of common stock (the “8/31/07 Warrant”) for an aggregate purchase price of $950,000. The maturity date of the 8/31/07 Note was February 29, 2008, at which time the Company repaid the 8/31/07 Note in full.  The 8/31/07 Note accrued interest at a rate of 10% per annum, with accrued interest due and payable February 29, 2008. The 8/31/07 Note was convertible into shares of the Company’s common stock at the option of the holder at an initial price of $0.50 per share, subject to adjustment as specified in the 8/31/07 Note.

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

In connection with the 8/31/07 Note and 8/31/07 Warrant, the Company recorded debt discount in the aggregate amount of $1,000,000 in accordance with EITF 98-05, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios and EITF 00-27, Application of Issue No. 98-05 to Certain Convertible Instruments.

Amortization of discounts recorded in connection with the above referenced convertible notes and warrants, and discounts recorded in connection with the convertible notes, term notes and warrants issued in prior periods, is being recognized as non-cash interest over the term of the respective debt using the effective interest method. Upon conversion or extinguishment prior to amortization of the total discount, recognition of expense is accelerated for any previously unamortized discount. For the three and nine month periods ended February 29, 2009, the Company recognized approximately $2,000,000 and $9,100,000 of non cash interest expense in connection with the amortization of debt discount. The carrying value of the debentures will accrete to the face value over the life of the debt, as the value of the discounts is expensed. As a result of the debt discounts recorded in connection with the note, the effective interest rate on the date of issuance was estimated to be approximately 147%.

The face and carrying values of debentures outstanding were as follows:

	February 29, 2008	May 31, 2007
Face value of debentures	$24,000	$13,195

Less unamortized debt discounts:
Beneficial conversion feature	(8,103)	(2,924)
Warrants	(8,390)	(3,396)
Original issue discount	(34)	(919)
Debentures carrying value	7,473	5,956
Less current portion	(3,386)	(1,778)
Long-term portion convertible debentures	$4,087	$4,178

On February 25, 2008, the Company redeemed all remaining principal amounts outstanding pursuant to the series of Secured Convertible Debentures (the “5% Debentures”) issued by the Company in 2006 to YA Global Investments, L.P., and its affiliates (formerly known as Cornell Capital Partners, L.P.).   The total redemption payment, which included principal, accrued interest and a redemption premium, totaled approximately $3,143,000.  While the scheduled maturity date of the 5% Debentures was in March 2009, the 5% Debentures permitted redemption for so long as the Company’s common stock was trading below $.050 per share, with the payment of a redemption premium.  The Company recognized an immaterial gain on the early extinguishment.  YA Global Investments holds one additional Secured Convertible Debenture in the principal amount of $3 million (the “10% Debenture”), which matures in March 2008.  The 10% Debenture has a fixed conversion price equal to $0.50 per share.  See “Note 15 – Subsequent Events” regarding the extension of maturity date of the 10% Debenture.

Note 4 - Accounting for Stock-Based Compensation

Stock Options

On November 2, 2006, the Board of Directors adopted the Open Energy Corporation 2006 Equity Incentive Plan (the “Plan”), which provides for the granting of stock and non-stock based compensation awards, including options, stock awards, stock appreciation rights, and cash awards to employees, officers, directors or consultants. The Board of Directors approved an original allocation of 8,500,000 shares to the Plan that was subsequently expanded to 16,500,000 shares as of August 31, 2007. As of February 29, 2008, 921,280 shares remained available for future grant under the Plan. Options generally vest over a three year period and expire ten years from the date of grant.  Options granted under the Plan have exercise prices ranging from $0.31 to $0.58 per share. On August 31, 2007, an option for 1,000,000 shares (500,000 options were subsequently cancelled) was granted to our Chief Executive Officer, outside of the Plan in connection with guarantees made by him in connection with the 6/15/07 Note. Based on the weighted average fair value of the options of $0.40 per share, the grant resulted in stock-based compensation expense of $200,000 for the nine month period ended February 29, 2008.

Under the provisions of SFAS 123R, the fair value of options granted is estimated at the measurement date using an appropriate fair value model and is recognized as stock-based compensation expense ratably over the requisite service period of the award. We estimate the fair value of stock-based awards based on the Black-Scholes fair value model which requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates. We develop our estimates based on historical data and market information, which can change significantly over time. A small change in the estimates used can result in a relatively large change in the estimated valuation, and consequently, a material effect on the results of operations.

During the three and nine months ended February 29, 2008, the Company granted a total of 1,100,000 and 12,670,000 options, respectively.  The aggregate fair value of the options granted was $425,000 and $5,973,000 during the three and nine months ended February 29, 2008, respectively, the majority of which will be amortized as stock compensation expense over 3 years.

The weighted average estimated fair value of stock options granted during the three months ended February 29, 2008 and February 28, 2007 was $0.39 and $0.29 per share, respectively, using the Black-Scholes option pricing model with the following weighted average assumptions for the three months ended February 29, 2008 and February 28, 2007:

	February 29, 2008	February 28, 2007
Dividend yield	0.0%	0.0%
Expected volatility	175%	70%
Risk-free interest rate	4.17%	4.54%
Expected life in years	6	6
Forfeiture Rate	4.2%	0.0%

Stock-based compensation expense in connection with options vesting during the three and nine months ended February 29, 2008 was $889,000 and $3,023,000, respectively.  During the quarter, the Company modified approximately 636,000 options of certain employees and a former director, which included accelerated vesting, repricing and extension of the post-employment exercise period.  Since expected vesting for the majority of the modified options was determined to be improbable at the date of the modifications, the net change to stock compensation cost as a result of the modifications was a reduction of $50,000.

A summary of the stock option activity during the nine months ended February 29, 2008 is as follows:

				Weighted
			Weighted	Average
			Average	Remaining
			Exercise	Contractual
Options	Shares		Price	Term
Outstanding at May 31, 2007	6,224,610		$0.53	9.54
Granted	12,670,000	(1)	0.48	9.61
Exercised	—		—	N/A
Forfeited / Cancelled	(988,890)		0.47	N/A
Outstanding at February 29, 2008	17,905,720		$0.50	9.15

Exercisable at February 29, 2008	6,334,603		$0.47	8.58

(1)   Includes an option for 1,000,000 shares that was granted to our Chief Executive Officer, outside of the plan, in connection with the 6/15/07 Note, of which 500,000 options are vested and 500,000 were cancelled upon repayment of the 6/15/07 Note on October 5, 2007 (see Note 12).

As of February 29, 2008, the total remaining unrecognized compensation cost related to unvested stock options amounted to $3,085,765, which is expected to be recognized over a weighted-average period of 2.16 years.

A summary of nonvested stock options as of February 29, 2008 is as follows:

		Weighted
		Average
		Grant Date
Nonvested Shares	Shares	Fair Value
Nonvested at May 31, 2007	4,538,594	$0.29
Granted	12,670,000	0.47
Vested	(4,648,587)	0.36
Forfeited / Cancelled	(988,890)	0.36
Nonvested at February 29, 2008	11,571,117	$0.44

Restricted Stock

In accordance with their employment agreements, certain of the Company’s officers and a non-executive employee were awarded restricted stock grants that vest over periods ranging from 2.75 to 3.00 years.  Stock compensation expense recognized in connection with these grants during the three and nine months ended February 29, 2008 was approximately $1,605,000 and $4,815,000, respectively.  As of February 29, 2008, there was approximately $3,745,000 of total unrecognized compensation cost related to nonvested restricted stock awards, which is expected to be recognized over a weighted-average period of 0.6 years.

Note 5 - Accounts Receivable

Accounts receivable consists of the following (in thousands):

	February 29, 2008	May 31, 2007
State rebates receivable	$2,027	$106
Trade accounts	1,723	447
Other accounts receivable	50	—
Less: Allowance for doubtful accounts	(471)	(138)
Total	$3,329	$415

State rebates receivable from the California Energy Commission represents rebates assigned to the Company, but not yet collected (see Note 13).

Note 6 – Inventories, net

Inventories consist of the following (in thousands):

	February 29,	May 31,
	2008	2007
Raw materials	$4,139	$2,532
Work-in-process	83	540
Finished goods	153	702
Less reserves	(786)	(1,917)
Total	$3,589	$1,857

Note 7 – Deferred Charges

At February 29, 2008, the Company had deferred charges of $1,136,000.  These charges represent the cost of sales related to revenue that has been deferred in connection with the rebate collection process.

Note 8 - Fixed Assets

Fixed assets consist of the following (in thousands):

	February 29,	May 31,
	2008	2007
Computers and networks	$323	$310
Machinery and equipment	664	735
Furniture and fixtures	93	89
Leasehold improvement	82	59
Construction in progress	169	369
	1,331	1,562
Less: accumulated depreciation and amortization	(330)	(264)
Fixed assets, net	$1,001	$1,298

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

For the three months ended February 29, 2008 and February 28, 2007, depreciation expense of fixed assets was approximately $77,000 and $73,000, respectively.  For the nine months ended February 29, 2008 and February 28, 2007, depreciation expense was $224,000 and $164,000 respectively.

Note 9 - Due from Related Parties

Amounts due from related parties as of February 29, 2008 and May 31, 2007 of $343,000 and $1,993,000, respectively, consist of estimated balances owed by certain officers and other employees to the Company for income tax withholding in connection with previously issued restricted stock grants. See Notes 4 and 12.  In December 2007, the Company received $1,498,770 from its Chairman and Chief Executive Officer to satisfy the employee portion of the required withholding taxes on restricted stock grants to him that have vested to date.  In January 2008, the Company paid past-due federal and state employment taxes, as well as related estimated interest and penalties associated with previously unpaid taxes.  The February 29, 2008 balance represents the remaining obligation for one employee and one former employee to repay the Company for taxes paid and to be paid on their behalf.

Note 10 - Deferred Financing Costs, net

The Company capitalizes costs directly related to financing agreements and certain qualified debt restructuring costs, and amortizes these costs as additional interest expense over the terms of the related debt.

During the nine months ended February 29, 2008, the Company recorded deferred financing costs of $108,000 in connection with the 12/7/07 Notes which will be fully amortized by December 2010.  In connection with the 9/19/07 Note the Company recorded deferred financing costs of $2,051,000 which will be fully amortized by September 2010 (see Note 3).

Net deferred financing costs are comprised of the following (in thousands):

	February 29, 2008	May 31, 2007
Deferred financing costs	$2,159	$152
Accumulated amortization	(328)	(59)
Deferred financing costs, net	$1,831	$93

For the three and nine months ended February 29, 2008, the Company recognized amortization expense of $266,000 and $633,000, respectively, related to deferred financing fees.  The accumulated amortization balance at February 29, 2008 includes $55,000 written-off in connection with the payment of the 5% Cornell Debentures in February 2008.

Note 11 – Goodwill and Intangible Assets

As of February 29, 2008, goodwill and intangible assets consist of the following (in thousands):

Amortizable intangible assets	$6,461
Less: accumulated amortization	(2,202)
Total amortized intangibles	4,259
Unamortized intangible assets	110
Total intangibles	$4,369

Goodwill	$10,221

Aggregate amortization expense for all intangible assets for the three months ended February 29, 2008 and February 28, 2007 totaled $174,000 and $182,000, respectively.  For the nine months ended February 29, 2008 and February 28, 2007, amortization expense was $520,000 and $975,000, respectively.  The following table represents the total estimated amortization of intangible assets subsequent to February 29, 2008 (in thousands):

Year ending May 31,
2008 (remaining 3 months)	$193
2009	713
2010	713
2011	713
2012 and thereafter	1,927
Total	$4,259

Note 12 - Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	February 29,	May 31,
	2008	2007
Accrued warranty	$2,650	$1,520
Accrued inventory in transit	1,158	—
Accrued interest	933	879
Common stock issuable	734	734
Payroll liabilities	297	2,533
Accrued restructuring costs	112	—
Other	251	498
Total	$6,135	$6,164

Accrued warranty.  Changes in the warranty reserve for the three months ended were the following (in thousands):

	February 29, 2008	May 31, 2007
Beginning balance	$2,259	$16
Provisions	391	1,504
Warranty settlements	—	—
Ending balance	$2,650	$1,520

Included in the accrued warranty reserve is $996,000 related to warranty work to repair diodes on the Company’s SolarSave™ membrane product that was shipped in prior quarters, $1,072,000 related to a product corrosion issue on the Company’s SolarSaveTM membrane product shipped in prior quarters, $372,000 related to tile delamination, and $210,000 related to a general reserve on products sold to-date.

Common stock issuable.  Common stock issuable represent the liability to SRS stockholders under the terms of the stock purchase agreement the Company entered into with Solar Roofing Systems, Inc. and SRS stockholders in February 2006 (see Note 17).

Payroll liabilities.  Included in payroll liabilities at February 29, 2008 and May 31, 2007 are liabilities totaling $125,000 and $2,417,000, respectively, representing estimated employer and employee taxes, employee withholding, interest and penalties related to stock-based compensation resulting from the vesting through February 29, 2008 and May 31, 2007 of previous issuances of restricted common stock to certain officers and employees of the Company.  In connection with the issuance of these shares, the Company failed to withhold the required amounts related to the individuals’ federal and state income and payroll tax liabilities, pay the related employer tax liabilities associated with the issuances, and did not remit the amounts to the appropriate federal and state government agencies associated with amounts vested at the times required by law.  In January 2008, the Company paid past-due taxes related to these restricted stock grants, as well as related estimated interest and penalties associated with previously unpaid taxes.  The Company has recorded corresponding amounts due from the officers and employees at February 29, 2008 and May 31, 2007 totaling $343,000 and $1,993,000, respectively.  These amounts are classified as due from related parties on the accompanying balance sheets and represent the amount of the liability that is owed by the individuals to the Company for the required withholdings not made on their behalf.  In December 2007, the Company received $1,498,770 from its Company’s Chairman and Chief Executive Officer to satisfy the employee portion of the required withholding taxes on his restricted stock grants.  The February 29, 2008 balance represents the remaining obligation for one employee and one former employee to repay the Company for taxes to be paid on their behalf.

Accrued restructuring costs.  The Company has remaining accrued restructuring costs related to the settlement of its Canadian facility lease of $112,000 (see Note 17).

Note 13 – Deferred Revenue

Deferred revenue consists of the following (in thousands):

	February 29, 2008	May 31, 2007
Rebate revenue	$1,136	$—
Other	211	1,197

Total	$1,347	$1,197

Note 14 - Notes Payable

Notes payable consist of the following (in thousands):

	February 29,	May 31,
	2008	2007
Unsecured demand promissory note payable to an unrelated party, bearing interest at 18% per annum calculated annually with no fixed term of repayment	—	190
Promissory note in connection with the purchase of computer software bearing interest at 8%, due in six monthly installments of $15,000 through April 2007	—	77
Secured credit facility agreement for borrowings up to CDN $250,000, bearing interest at prime plus 3% (8.75% and 11.5% at February 29, 2008 and May 31, 2007, respectively), matures March 2008, secured by equipment and personally guaranteed by certain shareholders of the Company	25	62
Other	7	10
Total	32	339
Less current maturities	32	325
Notes payable, long term maturities	$—	$14

On September 14, 2007, the Company agreed to apply the principal and interest due under the 18% unsecured demand promissory notes to Coach Capital, LLC (for the three Demand Notes dated August 4, November 9, and December 2, 2005) to the exercise price of certain warrants held by them as payment in full of the Company’s obligations under the 18% unsecured demand promissory notes.  The Company applied an aggregate amount of $252,785 to the exercise price pursuant to the Warrant Exercise Notices received from Coach Capital. The amount of $193,386 at $0.2875 per warrant share for a total of 672,646 common shares was applied to the Coach Capital exercise, and $59,399 at $0.2875 per warrant share for a total of 206,605 common shares was applied to the Nadelson Internacional S.A. exercise. After this exercise, Coach Capital has no further warrants outstanding and Nadelson has 129,718 warrants outstanding.

On June 15, 2007,  the Company entered into a Note and Warrant Purchase Agreement with an accredited investor for the private placement of a $950,000 promissory note (the “6/15/07 Note”) and a related warrant to acquire up to 4,000,000 shares of common stock for a purchase price of $750,000.  The maturity date of the 6/15/07 Note was October 15, 2007, and it was paid in full on October 5, 2007. The warrant is exercisable for three years, and was subject to anti dilution provisions and a floor exercise price of $0.05 per share. In addition to the purchase discount of $200,000, debt discount in the amount of $590,000 was recorded based on the estimated fair value of the warrants. In addition, a warrant to purchase 400,000 shares of common stock at the rate of $0.50 per share that expires on June 15, 2012, was issued to an investment banker for services rendered in connection with the financing.

Accrued interest related to notes payable at February 29, 2008 and May 31, 2007 totaled $0 and $55,000, respectively.

Note 15 – Equity

Common Stock Activity for the Period

Conversion of 5% Debentures

On February 14, 2008, 5% convertible debentures with a face value of $241,900 were converted into 1,000,000 shares of the Company’s common stock and on February 22, 2008, 5% convertible debentures with a face value of $483,800 were converted into 2,000,000 shares of the Company’s common stock.

Issuance of Convertible Notes and Warrants

On December 7, 2007, the Company entered into an amendment of the September 19, 2007 Securities Purchase Agreement described in Note 3 above.  In connection with the December 7, 2007 amendment the Company issued convertible notes in the aggregate principal amount of $1,000,000 and warrants to acquire up to 2,000,000 shares of the Company’s common stock for an aggregate purchase price of $1,000,000.  The transaction resulted in net proceeds to the Company of $913,000, which was used for the repayment of debt and general corporate and working capital purposes.  The maturity date on the 12/7/07 Notes is three years from December 7, 2007, which may be accelerated at the option of the Investors if a trigger event (as defined in the 12/7/07 Notes) has occurred and is continuing, and through the date that is ten business days after the consummation of a change of control in the event that a change of control is publicly announced. The Company does not have the right to prepay the 12/7/07 Notes in whole or in part without penalty prior to the maturity date (See Note 3).  The 12/7/07 Notes are convertible into shares of the Company’s common stock at an initial price of $0.50 per share, subject to adjustment, including anti-dilution protection, on the terms set forth in the 12/7/07 Notes.  The 12/7/07 Warrants are exercisable for up to 2,000,000 shares of the Company’s common stock at an exercise price of $0.506 per share, subject to adjustment, including anti-dilution protection, on the terms set forth in the 12/7/07 Warrants.  In connection with the December 7, 2007 amendment and related transactions, the Company paid approximately $86,437 in placement agent fees and expenses and agreed to issue warrants to acquire 80,000 shares of common stock to its placement agents.

On September 19, 2007, the Company entered into a Securities Purchase Agreement with an accredited investor for the private placement of a convertible note in the principal amount of $20,000,000 exercisable at an initial price of $0.50 per share and subject to adjustment as specified in the 9/19/07 Note, and warrants to acquire up to 40,000,000 shares of common stock at a price of $0.506 per share, for a purchase price of $20,000,000. The maturity date on the 9/19/07 Note is three years from September 19, 2007, and the 9/19/07 Warrant expires 84 months from September 19, 2007.  The Company may not declare or pay any cash dividend or distribution on its capital stock while the 9/19/07 Note is outstanding without the prior express written consent of the holder (See Note 17 - subsequent Events).  In addition, a warrant to purchase 1,600,000 shares of common stock at the rate of $0.506 per share that expires 84 months from September 19, 2007, was issued to an investment banker for services rendered in connection with the financing.

Conversion of Warrants

In connection with the repayment of the 18% unsecured demand promissory notes to Coach Capital described in Note 14 the Company applied an amount of $193,386 at $0.2875 per warrant share to the exercise price of warrants held by Coach Capital and issued a total of 672,646 common shares to Coach Capital.  The Company also applied $59,399 at $0.2875 per warrant share to the exercise price of warrants held by Nadelson Internacional S.A. and issued a total of 206,605 common shares to Nadelson Internacional S.A. in connection with such exercise. After this exercise, Coach Capital has no further demand warrants outstanding and Nadelson has 129,718 warrants outstanding.

Outstanding Warrants to Purchase Common Stock

As of February 29, 2008, the Company had outstanding warrants to purchase an aggregate of 70,877,010 shares of its common stock.  Such warrants were initially exercisable at prices ranging from $.2419 to $1.50 per share and expire at various times through December 2014.  The warrants contain provisions for the adjustment of the exercise price in the event of subsequent issuances of certain securities at lower prices, stock dividends, stock splits, reorganizations, reclassifications and consolidations.

A summary of warrants outstanding at February 29, 2008 is as follows:

	Current
Number of	Exercise
Warrants	Price	Expiration Date
1,475,010	$0.2419	January 31, 2011
6,000,000	$0.5000	March 31, 2011
1,800,000	$1.5000	June 30, 2013
6,250,000	$0.5000	August 17, 2011
6,000,000	$0.5000	March 29, 2012
4,400,000	$0.5000	June 15, 2010
1,272,000	$0.7090	August 31, 2012
41,600,000	$0.5060	September 19, 2014
2,080,000	$0.5060	December 7, 2014
70,877,010

Escrowed Common Stock

The Company’s obligations under its 5% convertible debentures issued to Cornell Capital partners, L.P. were secured pursuant to the terms of (1) a pledge and escrow agreement among the Company, Cornell Capital Partners, L.P. and David Gonzalez, Esq., as escrow agent, and (2) security agreements among the Company, two of our subsidiaries and Cornell Capital Partners, L.P. In accordance with the pledge and escrow agreement, we deposited 44,117,647 shares issued in the name of the Company, into escrow, and granted to Cornell a security interest in those shares to secure our obligations to them under the 5% convertible debentures and related agreements. The escrowed shares are not included in common stock issued and outstanding at February 29, 2008, or May 31, 2007.  On February 25, 2008, the Company redeemed all remaining principal amounts outstanding pursuant to the series of 5% Debentures issued by the Company in 2006 and Cornell’s Security interest in the pledged shares terminated.

Note 16 – Restructuring Costs

On December 13, 2007, the Company adopted a plan to shut down operations at its Aurora, Ontario facility in Canada (the “Plan”).  The Plan was substantially complete as of January 31, 2008.  The Plan did not involve the discontinuance of any business line.  The Company is continuing development and manufacturing of its SolarSave membrane product, which was historically manufactured at its Aurora facility.  In connection with the Plan, the company terminated 28 of the 30 full-time employees at the Aurora facility.  Pursuant to the Plan, existing operations and specified assets at the Aurora facility were transferred to the Company’s Grass Valley, California facility.  The Company sold certain of the assets located at the Aurora facility.

The Company recorded total costs associated with the Plan of $722,000.  The Company incurred $267,000 related to employee termination costs, $210,000 for asset impairment and relocation costs, $202,000 for lease and lease settlement costs and $43,000 in legal and administrative costs.   At February 29, 2008, $112,000 representing lease settlement costs remained outstanding and will be paid monthly through July, 2008.  The following schedule summarizes the restructuring activity for the quarter ended February 29, 2008.

Canada Restructuring Accrual:
Balance as of November 30, 2007	$—

Provision	722,000
Payments	(610,000)

Balance as of February 29, 2008	$112,000

Note 17 - Subsequent Events

9/19/2007 Note

On April 16, 2008, we entered into an amendment of our 9/19/2007 Note with the holder thereof, which amendment:

•      Permits us to issue shares of our common stock that are not registered pursuant to the Securities Act of 1933, as amended, in lieu of cash interest payments on the 9/19/2007 Note;

•      Permits us to issue warrants to acquire shares of our common stock, in lieu of cash interest payments on the 9/19/2007 Note, which warrants will have an exercise price per share equal to the greater of $0.506 per share or 5-day weighted average price per share of our common stock and ; and

•      Waives any prior defaults or trigger events caused by our previous failure to pay interest on our 9/19/2007 Note when due, upon the issuance of warrants in lieu of such accrued interest.

On April 17, 2008, we issued warrants to the holder of our 9/19/2007 Note to acquire a total of 3,003,370 shares of our common stock with an exercise price of $0.506 per share in lieu of accrued and unpaid interest that was in arrearage.  The other terms of such warrants are substantially the same as the 9/19/07 Warrants (see note 3).

Modification of Convertible Debt

On March 17, 2008, the Company entered into an Extension Agreement with YA Global Investments, L.P. (formerly Cornell Capital Partners, LP) pursuant to which the parties agreed to extend the maturity date of the 10% Debenture in the principal amount of $3,000,000 from March 30, 2008 to April 30, 2008.

Non-Binding Term Sheet for Bridge Financing

On April 16, 2008, the Company entered into a non-binding term sheet for a financing that would provide cash sufficient to pay off the 10% Debenture described in the immediately preceding paragraph (the “Bridge Financing”).  The Bridge Financing would consist of a six-month loan, secured by a first priority lien in the Company’s inventory, cash accounts and specified accounts receivable.  The Bridge Financing would require incremental prepayment upon the Company’s collection of specified state rebate funds included in the accounts receivable upon which the loan is secured.  In addition, the term sheet provides for the issuance of warrants to acquire shares of the Company’s common stock to the lender in lieu of cash interest payments.  The Bridge Financing is subject to the negotiation and execution of definitive agreements.

SRS Settlement Agreement

On March 7, 2008, the Company entered into a settlement and general release agreement (the “Settlement Agreement”) with the former stockholders (the “SRS Stockholders”) of Solar Roofing Systems, Inc.  The Settlement Agreement was entered into to settle certain disagreements related to the rights and liabilities of the Company and the SRS Stockholders under the terms of the stock purchase agreement the Company entered with Solar Roofing Systems, Inc. and the SRS Stockholders in February 2006.

Under the terms of the Settlement Agreement, among other things, in exchange for mutual releases given by the Company and the SRS Stockholders in favor of the other, the Company agreed to:

•                  pay off principal and interest of approximately $436,000 for certain loans owed to the SRS Stockholders;

•                  issue an aggregate of 368,040 shares of common stock to the SRS Stockholders;

•                  issue an aggregate of 1,834,554 shares of common stock in exchange for 1,834,554 shares of stock to be issued to the SRS Stockholders by 2093603 Ontario, Inc.;

•                  reduce the exercise price of certain currently outstanding options from $1.50 per share to $0.40 per share and to extend the expiration date of such options from April 30, 2008 to July 31, 2008; and

•                  file a registration statement to register shares of common stock of the Company issued in connection with the Settlement Agreement.

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

Company Description

Open Energy Corporation is a renewable energy company focused on the development and commercialization of a portfolio of solar electric technologies for residential, commercial and industrial applications.  The Company currently designs, manufactures and distributes building-integrated photovoltaic (BIPV) roofing tiles, roofing membranes and architectural photovoltaic glass products under the SolarSave® trade name.  The company maintains two facilities:  A corporate office in Solana Beach for senior management, marketing, sales, customer service, legal and finance and an engineering facility in Grass Valley, California for product design, project engineering, prototyping, customer glass manufacturing, and materials management.

The following three strategic initiatives distinguish our approach from others in an industry that is increasingly becoming commoditized and price-driven:

1.  We utilize the building products distribution channels through which we co-design, market and distribute our products.

We believe that the lowest cost per installed watt for rooftop solar applications can best be achieved by partnering with those already engaged in the production, design, marketing, distribution, installation and servicing of traditional roofing products.  The channel begins with our established relationships with companies such as Eagle Roofing Products and Petersen-Dean and ends with the roofer that seamlessly installs our building-integrated products onto rooftops together with the non-PV portion of the roof.  This installation method avoids the problems created where multiple trades are engaged in the installation of a roof and a PV solar system, including the voiding of an existing roof warranty where a solar system has been subsequently installed by other than the roofer.

Our focus on customer needs includes co-designing with distribution channel partners to drive product innovation and product application, lowest total cost of system installation, and providing bundled services.  Services include customer service, engineering and design, pre-sales and point-of-sales support and training, post-sales support, on-line monitoring and display for homeowners, warranty registration, and rebate financing and processing.  We are working to incorporate demand management capabilities into our solar systems to enhance the power-saving functionality of our product offerings.  We have participated with our channel partners in the training of over 300 roofers and sales personnel to sell and install our proprietary products, which offers significant sales and distribution leverage with low overhead devoted to these efforts.  In April 2008, we amended our joint marketing and distribution agreement with Eagle whereby Eagle has agreed to purchase at least 82,500 tiles in monthly increments from April 2008 through December 2008.  Furthermore, if we introduce our second generation asphalt shingle product on or prior to October 1, 2008, the total minimum purchase commitment increases by 11,000 tiles.

2.  We develop and manufacture a suite of proprietary best-in-class building integrated PV products on an outsourced basis.

We strive to be a leading edge designer of innovative products and technologies.  We offer a suite of building-integrated photovoltaic, or “BIPV” products designed to blend seamlessly into and form a part of building materials already in use.  Our primary proprietary products are divided into three segments:

Solar Roofing Tiles.  Our tile products integrate with the roofing products offered by our channel partners, and are specifically designed with an eye toward aesthetic appeal.  We have recently introduced the first generation of brown tiles to match brown and red tile roofs, which we believe significantly enhances the aesthetic potential of rooftop solar applications.  Based on considerable feedback from our channel partners, we will soon be introducing brown tiles using colored solar cells into the market.  Finally, we are presently designing and will soon be introducing an asphalt shingle product that is designed to provide a solar solution for the substantial majority of rooftops in the U.S. that are asphalt shingle-based.

SolarSave Membrane.  Our SolarSave™ membrane product is designed for low-slope or “flat” rooftops, typically associated with commercial developments.  We anticipate that reintroduction of our SolarSave™ membrane product will be reintroduced during the summer months of 2008.  Our membrane product is a frameless, weather tight, fire rated, low maintenance product with superior aesthetics and power performance, generating approximately 450 watts per panel. Pre-sale market feedback has indicated that there is robust demand for the membrane product both in the U.S. and European markets.

SolarSave™ Architectural Glass. We design and manufacture custom PV glass laminates to meet the aesthetic, performance and structural requirements of designers and architects.  Sizes, shapes and configurations can be built to match virtually any specification available today, allowing for a direct substitution for monolithic, laminated or insulated glass panels. This product is ideally suited for LEED certification on “green” building projects.

While we will continue to develop innovative products, we will also evaluate licensing and purchasing options to acquire technologies developed by others.  As thin film, nano-materials, vapor deposition and other innovations become commercially viable on a cost per installed watt basis, we intend to use them to develop commercial products and bring them to market.  We do not spend extensively on research, or carry expensive overhead that typically accompanies such efforts.

We outsource most of the steps in our manufacturing process in order to the ability to deliver high quality products in very large volumes to meet the demands of our customers.  During the nine months ended February 29, 2008, we implemented a new supply chain strategy, pursuant to which we transitioned our manufacturing model to a multi-source, outsourcing model resulting in the expansion of our manufacturing capacity from 2,000 to 20,000 tiles per month.  Our outsourced supply chain strategy matches supply and demand, while providing the lowest total installed cost to our customers.  In January 2008, we completed the shut down of operations at our Aurora, Ontario, manufacturing facility in Canada.  We continue to utilize the resources in our Grass Valley, California facility to perform design and supplemental manufacturing and assembly functions.  We expect that these efforts will yield a positive gross margin by the fourth calendar quarter of 2008.

3.  We intend to offer financed solutions to the residential market through long-term power purchase agreements that will contribute to increased product sales and generate recurring revenues from the sale of energy.

In general, homeowners, commercial tenants and industrial operations do not buy power generating systems. They pay for power through their monthly utility bills. Solar electric systems remain expensive, although state rebates, federal tax incentives and other government programs have reduced the costs of solar electricity. We have developed a plan we believe will provide a financial solution that monetizes the full array of Federal tax incentives for the ultimate benefit of the residential energy consumer. Together with a tax equity partner, we will install our products in “solar communities.” We will coordinate the engineering, equipment procurement and construction of each project. We will contract with third parties to maintain the rooftop systems, to read the meters, and to bill the customers. The equity investor will receive a secure internal rate of return and the benefits of the 30% Federal tax credit and 5-year accelerated depreciation under the 2005 U.S. Energy Bill. The builders will reduce their construction costs and, hopefully, sell their homes more quickly. The residential consumer will be guaranteed a reduced monthly utility bill and receive the benefits of incremental home value at no additional expense or tax impact. We believe we will sell more products and participate in the long term revenue streams associated with the sale of energy.

In February 2008, we signed a development agreement for our first “solar community” project, a 47-unit condominium project co-sited with a Whole Foods store and other mixed retail outlets in San Diego, California.  The project is a LEED certified “green” development scheduled for construction commencing during the summer of 2008.

Limited Operating History

There is limited historical financial information about the Company upon which to base an evaluation of its future performance. The Company has generated limited revenues from operations and there is no guarantee that the Company will generate significant revenues in the future. The Company is subject to risks including limited capital resources, possible delays in product development and manufacturing, warranty claims and possible cost overruns due to price and cost increases. No assurance can be given that future financing will be available to the Company, or if available will be on acceptable terms. Additional equity financing would likely result in dilution to existing shareholders.

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

SAB 104 requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectability is reasonably assured. Amounts billed or received from customers in advance of performance are recorded as deferred revenue. In addition, the Company records deferred revenue in connection with sales to certain customers of products that qualify for state rebates that have been assigned to the Company by the customer. Based on the assignment of the rebate to the Company, the Company bills the customer net of the anticipated rebate and assumes the responsibility for collection of the rebate. The rebate processing cycle involves a multi-step process in which the Company accumulates and submits information required by the state agency necessary for the collection of the rebate. The entire process can take up to 120 days or more to complete. Although title to the products sold have transferred to the customer, due to uncertainty relating to the collection of the rebate, the Company defers revenue on a portion of the selling price related to the rebate. As the rebate processing advances through the various stages of the processing cycle, the deferral percentage is decreased until such time that the rebate claim is submitted to the state agency, at which point, any remaining deferred revenue relating to that specific transaction is recognized.

Cost of sales related to revenue that has been deferred in connection with rebate collection process is recorded as deferred charges until such time as the related revenue is recognized.

Accounts Receivable

The Company regularly evaluates the collectability of its accounts receivable. An allowance for doubtful accounts is maintained for estimated credit losses, and such losses have been minimal and within management’s expectations. When estimating credit losses, the Company considers a number of factors including the aging of a customer’s account, creditworthiness of specific customers, historical trends and other information. Accounts receivable consist of trade receivables and amounts due from state agencies or utilities for rebates on state-approved solar systems installed. These rebate amounts are passed on to the customer at the time the customer is billed and the rebate is assigned to the Company. Generally, states agencies or utilities can take 120 days or more to remit the rebate amounts to the Company.

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

Goodwill and Intangible Assets

Goodwill represents the excess of costs over fair value of assets of businesses acquired. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No.142”), goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead must be tested for impairment annually or more frequently if circumstances indicate that indicators of impairment may be present. Management assesses goodwill for impairment at the reporting unit level on an annual basis at fiscal year-end or more frequently under certain circumstances. Such circumstances include (i) significant adverse change in legal factors or in the business climate, (ii) an adverse action or assessment by a regulator, (iii) unanticipated competition, (iv) a loss of key personnel, (v) a more-likely-than-not expectation that a reporting unit or a significant portion of that unit will be sold or otherwise disposed of, and (vi) recognition of an impairment loss in a subsidiary that is a component of a reporting unit. Management must make assumptions regarding estimating the fair value of the Company reporting unit. If these estimates or related assumptions change in the future, the Company may be required to record an impairment charge.

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

Results of Operations - Three and Nine Months Ended February 29, 2008

The following table sets forth the Company’s consolidated statement of operations data for the three and nine months ended February 29, 2008 and February 28, 2007.

Summary Statement of Operations (in thousands):

	Three Months Ended February 29, 2008	Three Months Ended February 28, 2007	Nine Months Ended February 29, 2008	Nine Months Ended February 28, 2007

Revenues, net	$2,746	$1,779	$5,619	$3,839
Gross loss	(1,692)	(348)	(4,045)	(655)
Operating expenses:
Selling, general and administrative	4,663	4,436	14,653	12,409
Research and development	58	264	223	689
Restructuring costs	722		722
Impairment of technology agreement and note receivable	—	—	—	2,376
Total operating expenses	5,443	4,700	15,598	15,474
Loss from operations	(7,135)	(5,048)	(19,643)	(16,129)
Total other (expense)	(2,380)	(1,789)	(10,365)	(6,812)
Loss before income tax benefit	(9,515)	(6,837)	(30,008)	(22,941)
Income tax benefit	581	599	1,781	1,902
Net loss	$(8,934)	(6,238)	(28,227)	$(21,039)
Net loss per share - basic and fully diluted	$(0.07)	$(0.08)	$(0.24)	$(0.29)

Revenues

Revenues for the three months ended February 29, 2008 and February 28, 2007 were $2,746,000 and $1,779,000, respectively.  For the nine months ended February 29, 2008 and February 28, 2007, revenues were $5,619,000 and $3,839,000, respectively.

During the quarter, the majority of our revenue consisted of shipments of SolarSave™ Tiles for residential projects through the building products channel.  During the nine months ended February 29, 2008, revenue of $5,619,000 primarily consisted of $3,543,000 in sales of SolarSave™ Tiles for residential projects and $1,239,000 in sales of SolarSave™ PV Glass for the remainder of the California Academy of Sciences Museum installation in Golden Gate Park, San Francisco, California, and to another PV Glass customer.

At February 29, 2008, we deferred revenue in the amount of $1,136,000 by assigning a declining factor to the rebate portion of revenues based on progress through the rebate processing cycle.

Cost of sales and gross loss

For the three months ended February 29, 2008 and February 28, 2007, cost of sales was $4,438,000 and $2,127,000, respectively.  For the nine months ended February 29, 2008 and February 27, 2007 cost of sales was $9,664,000 and $4,494,000, respectively.  Gross loss for the three months ended February 29, 2008 and February 28, 2007 was $1,692,000 and $348,000, respectively, and for the nine months ended February 29, 2008 and February 27, 2007, our gross loss was $4,045,000 and $655,000, respectively.

The gross loss for the three month period ended February 29, 2008 of $1,692,000 reflects: the high cost of laminates for the SolarSave™ tile for low volume purchase quantities, higher than expected freight and manufacturing costs incurred as a result of our need to satisfy tight delivery schedules and a $372,000 increase to warranty reserve related to tile delamination on a small percentage of early production Solar Save™ tiles.

In addition to the foregoing, the gross loss for the nine month period ended February 29, 2008 of $4,045,000 reflects a $996,000 increase to warranty reserve related to diode failures of prior quarter SolarSave™ membrane product shipments.

We have undertaken a number of initiatives to improve gross margin.  We believe that the redesign of our SolarSave™ membrane product scheduled for release to market during the summer months of 2008 will address the warranty issues.  We are negotiating with outsourced manufacturers on product pricing for our current and next generation SolarSave™ roofing tiles and are also evaluating other cost effective supply options for our laminates and products.  As we mature in our relationship with our suppliers and customers and improve forecasting, we expect to reduce costs as well as eliminate expedited freight expenses.  Due to these initiatives, we expect our gross margin to be positive by the fourth quarter of 2008 with continuous improvement forecasted through the remainder of the calendar year.  However, our industry is still developing and the highly competitive environment continues to put pressure on gross margins.

Selling, general and administrative

Selling, general and administrative expenses, or “SG&A” for the three months ended February 29, 2008 and February 28, 2007 were $4,663,000 and $4,436,000, respectively.  For the nine months ended February 29, 2008 and February 27, 2008, SG&A expenses were $14,653,000 and $12,409,000, respectively.

For the three months ended February 29, 2008, SG&A expenses included $2,494,000 in stock-based compensation, $221,000 of depreciation expense and intangible asset amortization expense, and $356,000 of legal and professional fees associated primarily with SEC reporting, contractual matters, and efforts to protect the Company’s intellectual property.

For the nine months ended February 29, 2008, SG&A expenses of $14,653,000 included $7,838,000 in stock-based compensation, $652,000 of depreciation expense and intangible asset amortization expense, and $1,203,000 of legal and professional fees associated primarily with SEC reporting, contractual matters, and efforts to protect the Company’s intellectual property.

Research and development

For the three months ended February 29, 2008 and February 28, 2007, research and development expenses were $58,000 and $264,000, respectively.  For the nine months ended February 29, 2008 and February 28, 2007, research and development expenses were $223,000 and $689,000, respectively.

The research and development expenses incurred in such periods were related to the ongoing development of the SolarSave™ tiles, SolarSave™ membranes, architectural glass and future product development.

Future research and development efforts will be focused on improvements to our SolarSave™ roofing tiles, roofing membranes, and architectural glass which we believe will contribute to increasing and retaining market share.

Restructuring costs

For the three months and nine months ended February 29, 2008, restructuring costs were $722,000.  The Company did not incur restructuring costs in 2007.

As discussed above “Recent Developments”, in December 2007, we adopted a Plan to shut down operations at our Aurora, Ontario facility in Canada.  The Plan was substantially complete as of January 31, 2008.  In connection with the Plan, we terminated 28 of our 30 full-time employees at the Aurora facility.  Existing operations and specified assets at the Aurora facility were transferred to our Grass Valley, California facility and we sold certain of the other assets located at the Aurora facility.  We recorded total costs associated with the Plan of $722,000, of which $267,000 related to employee termination costs, $210,000 related to asset impairment and relocation costs, $202,000 pertained to lease and lease settlement costs and $43,000 was incurred for legal and administrative costs.  At February 29, 2008, $112,000 of lease settlement costs remained outstanding and will be paid monthly through July 2008.

Other income (expense)

During the three months ended February 29, 2008 and February 28, 2007, other expenses were $2,380,000 and $1,789,000, respectively.  Other expenses for the nine months ended February 29, 2008 and February 28, 2007, were $10,365,000 and $6,812,000, respectively.

For the three months ended February 29, 2008, other expenses totaling $2,380,000 included $3,086,000 that is non-cash interest from the amortization of the discounts recorded in connection with warrants, beneficial conversion features and original issue discounts, and non-cash deferred financing fees associated with convertible debentures and notes payable.

For the nine months ended February 29, 2008, other expenses totaling $10,365,000 included $10,533,000 in non-cash interest from the amortization of the discounts recorded in connection with warrants, beneficial conversion features and original issue discounts, and non-cash deferred financing fees associated with convertible debentures and notes payable.

Net loss

For the three months ended February 29, 2008 and February 28, 2007, we incurred a net loss of $8,934,000 and $6,238,000, respectively.  Our net loss for the nine months ended February 29, 2008 and February 28, 2007 was $28,227,000 and $21,039,000, respectively.

For the three months ended February 29, 2008, the net loss of $8,934,000 included $2,494,000 in stock-based compensation, $221,000 in depreciation and amortization expense, and $3,086,000 in non-cash interest from the amortization of the discounts recorded in connection with warrants, beneficial conversion features and original issue discounts, and non-cash deferred financing fees associated with convertible debentures and notes payable.

For the nine months ended February 29, 2008, the net loss of $28,227,000 included $7,838,000 in stock-based compensation, $652,000 in depreciation and amortization expense, and $10,533,000 in non-cash interest from the amortization of the discounts recorded in connection with warrants, beneficial conversion features and original issue discounts, and non-cash deferred financing fees associated with convertible debentures and notes payable.

Liquidity and Capital Resources

As of February 29, 2008, we had $3,872,000 in cash and inventory of $3,589,000.  Since our inception we have generated significant losses from operations and expect to generate losses from operations during at least the next four fiscal quarters.

As discussed below, we have a $3 million debenture outstanding for which we have extended the maturity date to April 30, 2008.  We will need to extend the maturity date for that debenture or secure additional financing to repay that debenture in order to continue our operations through April 30, 2008.  On April 16, 2008, we signed a non-binding term sheet for a financing that would provide cash to fund operations for the next few months to provide us additional time to secure longer term financing.  This financing would consist of a six-month loan, secured by a first priority lien in our inventory, cash accounts and specified accounts receivable.  This loan would require incremental prepayment upon our collection of specified state rebate funds included in the accounts receivable upon which the loan is secured.  In addition, the term sheet provides for the issuance of warrants to the lender in lieu of cash interest payments.  The availability of such financing is subject to the negotiation and execution of definitive agreements.  Further debt and/or equity financing will be required in the next few months to allow us to continue operations under our revised corporate strategy.

During the quarter ended February 28, 2008, we took steps to improve our debt structure in an effort to increase our ability to secure for additional financing.  We repaid our 8/31/2007 Note for $1,000,000 which matured on February 29, 2008.  On February 25, 2008, the Company redeemed all remaining amounts outstanding pursuant to the 5% Debentures (defined below) issued by the Company in 2006 to YA Global Investments, L.P., and its affiliates (formerly known as Cornell Capital Partners, L.P.).  The total redemption payment, which included principal, accrued interest and a redemption premium, totaled approximately $3.1 million.  The Company recognized an immaterial gain on the early extinguishment.  While the scheduled maturity date of the 2006 Debentures was in March 2009, the 2006 Debentures permitted redemption for so long as the Company’s common stock was trading below $.50 per share, with the payment of a redemption premium.  The 2006 Debentures were the only remaining variably-priced convertible securities in the Company’s capital structure.  YA Global Investments holds one additional 2007 Debenture (defined below) in the principal amount of $3 million, which was scheduled to mature in March 2008.  The 2007 Debenture has a fixed conversion price equal to $.50 per share.  We extended the maturity date of the 2007 Debenture to April 30, 2008.

We failed to pay interest due on the 12/7/07 Notes on January 1 and April 1, 2008.  As a result, the 12/7/07 Notes and accrued interest are redeemable at the holders’ option.  Accordingly, the outstanding principal balance of $1.0 million, net of unamortized discounts totaling $461,000, has been reclassified from a long-term liability to a current liability as of February 29, 2008. We have proposed to the note holders an arrangement pursuant to which all current past due interest would be paid through the issuance of warrants to purchase shares of our common stock, but such arrangement has not yet been finalized. In the event we fail to finalize such an arrangement with the note holders, we anticipate paying the past due interest in the amount of approximately $19,000, in cash.

Significant Capital Expenditures

The Company does not currently intend to make significant capital expenditures over the next 12 months.

Debt Financings

See “Management’s Discussion and Analysis – Subsequent Events” for a discussion of convertible note modifications after February 29, 2008.

12/7/2007 Notes

On December 7, 2007, the Company entered into an amendment of that certain Securities Purchase Agreement, dated as of September 19, 2007.  In connection with the December 7, 2007 amendment the Company issued (i) convertible notes (the “12/7/07 Notes”) in the aggregate principal amount of $1,000,000 and (ii) warrants (the “12/7/07 Warrants”) to acquire up to 2,000,000 shares of the Company’s common stock for an aggregate purchase price of $1,000,000.  The transaction resulted in net proceeds to the Company of approximately $913,000, which was used for the repayment of debt and general corporate and working capital purposes.

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

9/19/07 Note

On September 19, 2007, we issued to an accredited investor (i) a convertible note in the principal amount of $20 million (the “9/19/07 Note”) and (ii) a warrant to acquire up to 40 million shares of common stock (the “9/19/07 Warrant”).  The net proceeds from the transaction totaled $18.46 million. The maturity date on the 9/19/07 Note is three years from September 19, 2007, which may be accelerated at the option of the investor if (i) a trigger event (as defined in the Note) has occurred and is continuing on the maturity date, and (ii) through the date that is ten business days after the consummation of a change of control in the event that a change of control is publicly announced.  We do not have the right to prepay the 9/19/07 Note in whole or in part without penalty prior to the maturity date.  The 9/19/07 Note accrues interest at a rate of 6% per annum, with accrued interest due and payable quarterly in arrears on each January 1, April 1, July 1 and October 1 beginning on the first such date after September 19, 2007. The 9/19/07 Note is convertible into shares of the Company’s common stock at an initial price of $0.50 per share, which is subject to adjustment as described in the 9/19/07 Note. The 9/19/07 Warrant is exercisable for up to 40 million shares of our common stock at an exercise price of $0.506 per share, subject to adjustment as described in the 9/19/07 Warrant.

8/31/07 Note

On August 31, 2007, we issued to an accredited investor a convertible promissory note in the principal amount of $1,000,000 (the “8/31/07 Note”) and a related warrant to acquire up to 1,200,000 shares of common stock (the” 8/31/07 Warrant”) for a purchase price of $931,000. The 8/31/07 Note matured six months after August 31, 2007, and was paid in full on February 29, 2008 for $1,000,000. Commencing on the maturity date, the 8/31/07 Note accrued interest at the rate of 10% per annum. The principal and accrued interest was convertible into our common stock at $0.50 per share. However, the holder could not convert if the conversion shares issued would result in the holder beneficially owning greater than 4.99% of our outstanding common stock.  In the event of default, the 8/31/07 Note accrued interest at a rate of 10% per annum and the holder could convert any or all of the outstanding principal and interest into common stock at a fixed conversion price equal to $0.1868 per share. In no event could the conversion price be lower than $0.05.  The 8/31/07 Warrant is exercisable through August 31, 2012. The exercise price is $0.709, subject to adjustments and anti-dilution provisions which include a price floor of $0.05 per share.  During the quarter, we repaid our 8/31/2007 Note for $1,000,000.

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

10% Secured Convertible Debentures and Related Warrants

On March 30, 2007, we issued to Cornell Capital Partners, L.P. (i) a Convertible Secured Debenture in the original principal amount of $3,000,000 (the “2007 Debenture”) and (b) a Warrant to purchase up to 6,000,000 shares of our common stock, which were issued and sold for an aggregate purchase price of $3,000,000.  The Debenture accrues interest at a rate of 10% per annum and matures on March 30, 2008. No payments of interest or principal are due under the Debenture until maturity. Subject to limitations contained in the Debenture for the maximum amount that may be converted, the Debenture is convertible at any time at Cornell’s option into shares of our common stock at a conversion price of $0.50 per share, subject to adjustment as set forth in the Debenture. The warrant issued to Cornell has an initial exercise price of $0.50 per share, subject to adjustment, and a term of five years from the issuance date.

5% Secured Convertible Debentures and Related Warrants

On February 25, 2008, the Company redeemed all remaining principal amounts outstanding pursuant to the 5% Debentures issued by the Company in 2006 to YA Global Investments, L.P., and its affiliates (formerly known as Cornell Capital Partners, L.P.).   The total redemption payment, which included principal, accrued interest and a redemption premium, totaled approximately $3.1 million and the Company recognized an immaterial gain on the early extinguishment.

0% Convertible Debentures and Related Warrants

As of February 29, 2008 all of the 0% Debentures, originally issued in February 2006, have been converted and are no longer outstanding.

As of February 29, 2008, 1,475,010 warrants issued in connection with the 0% Debentures were outstanding at an exercise price of $0.2875 per share. The exercise price is subject to further adjustment upon the occurrence of certain specified events including, but not limited to, the issuance of securities at a deemed price below the current exercise price, stock dividends, stock splits, mergers or reorganizations, and our failure to meet certain revenue milestones.

Payroll Withholding Taxes

On December 18, 2007, we received $1,498,770 from David Saltman, our chairman and chief executive officer to satisfy the employee portion of the required withholding taxes on his restricted stock grants. In January 2008, we paid all outstanding 2006 tax year federal and state employment taxes, as well as interest and penalties associated with the vesting dates for restricted stock previously granted as set forth in certain employment contracts.  There is a remaining obligation for one employee and one former employee to repay the Company for taxes to be paid on their behalf in the amount of $343,000.  Total accrued liabilities at February 29, 2008 associated with the employees’ combined portion of required withholding, which is an obligation of the Company to the extent not satisfied by the employees, is $118,000.  We have also accrued expenses related to the employer’s portion of FICA, penalties, and interest, currently estimated to be approximately $7,000 as of February 29, 2008.

We have recorded amounts due from related parties of $343,000 and accounts payable of $125,000 as of February 29, 2008 for the employees’ obligations. Vesting of the restricted stock in 2007 for our chief executive officer and vice president of financial planning and analysis has been deferred until 2008 pursuant to amendments to their employment contracts.

Subsequent Events

On March 17, 2008, we entered into an Extension Agreement with YA Global Investments, L.P. (formerly Cornell Capital Partners, LP) pursuant to which the parties agreed to extend the maturity date of the 2007 Debenture in the principal amount of $3 million from March 30, 2008 to April 30, 2008.

On March 7, 2008, we entered into a settlement and general release agreement (the “Settlement Agreement”) with the former stockholders (the “SRS Stockholders”) of Solar Roofing Systems, Inc.  The Settlement Agreement was entered into to settle certain disagreements related to the rights and liabilities of the Company and the SRS Stockholders under the terms of the stock purchase agreement we entered with Solar Roofing Systems, Inc. and the SRS Stockholders in February 2006.

Under the terms of the Settlement Agreement, among other things, in exchange for mutual releases given by us and the SRS Stockholders in favor of the other, we agreed to:

•                  pay off principal and interest of approximately $436,000 for certain loans owed to the SRS Stockholders;

•                  issue an aggregate of 368,040 shares of common stock to the SRS Stockholders;

•                  issue an aggregate of 1,834,554 shares of our common stock in exchange for 1,834,554 shares of stock to be issued to the SRS Stockholders by one of our subsidiaries;

•                  reduce the exercise price of certain currently outstanding options from $1.50 per share to $0.40 per share and to extend the expiration date of such options from April 30, 2008 to July 31, 2008, and

•                  file a registration statement to register certain of the shares of our common stock issuable in connection with the Settlement Agreement.

On April 16, 2008, we entered into an amendment of our 9/19/2007 Note with the holder thereof, which amendment:

•      Permits us to issue shares of our common stock that are not registered pursuant to the Securities Act of 1933, as amended, in lieu of cash interest payments on the 9/19/2007 Note;

•      Permits us to issue warrants to acquire shares of our common stock, in lieu of cash interest payments on the 9/19/2007 Note, which warrants will have an exercise price per share equal to the greater of $0.506 per share or 5-day weighted average price per share of our common stock and ; and

•      Waives any prior defaults or trigger events caused by our previous failure to pay interest on our 9/19/2007 Note when due, upon the issuance of warrants in lieu of such accrued interest.

On April 17, 2008, we issued warrants to acquire a total of 3,003,390 shares of our common stock with an exercise price of $0.506 per share to the holder of our 9/19/2007 Note in lieu of accrued and unpaid interest that was in arrearage.  The other terms of such warrants are substantially the same as the 9/19/07 Warrants (see note 3).  The description of the amendment set forth above is qualified in its entirety to the form of the amendment filed as Exhibit 4.4 hereto.  The issuance of these equity securities were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

We received net proceeds of approximately $19.37 million from the issuance of convertible notes and warrants during September and December 2007.  Nonetheless we will need to raise additional funds, likely through equity or debt financing in order to execute our business plan and continue operations.  No assurance can be given that this additional financing will be available on terms satisfactory to the Company.  Any such financing will likely result in additional dilution to our current stockholders.

If we are unable to raise substantial funds, we may be unable to pay our debts as they mature and we may be forced to discontinue our operations and liquidate. In such event, holders of our common stock would likely lose all or substantially all of their investment in our shares.

Our auditors have expressed substantial doubt regarding our ability to continue as a going concern.

As of the date of our most recent audit, which included the fiscal years ended May 31, 2007 and May 31, 2006, we had not generated sufficient revenues to meet our cash flow needs.  As a result, our auditors have expressed substantial doubt about our ability to continue as a going concern.  Although we have generated revenue, we are still operating at a net loss, and may continue to incur losses for a period of time.  We incurred a net loss of $8.9 million for the three months ended February 29, 2008, a net loss of $39.6 million for the year ended May 31, 2007, and a net loss of $12.2 million for the year ended May 31, 2006.  We cannot assure you that we will be able to obtain sufficient funds from our operating or financing activities to support our continued operations.  If we cannot continue as a going concern, we may need to substantially revise our business plan or cease operations, which may reduce or negate the value of your investment.

New home construction in the U.S. is currently slowing fairly dramatically in several areas where our products are offered. This building slow-down could negatively impact our sales.

California represents over 70% of all PV installations in North America, and new home construction in California has declined significantly in recent months from levels experienced over the past few years.  Arizona, Nevada, New Mexico and Florida are also significant potential markets for our PV products and they too are experiencing a decline in new home construction activity.  In addition, these regions also have a high volume of unsold new home inventory. If the residential home industry continues to have a high volume of unsold inventory, the new home construction market is likely to continue to decline. This could adversely affect solar installations, particularly for our building integrated PV roofing tiles.

We depend on a limited number of suppliers for the laminate and cells necessary to manufacture our products, and the loss or interruption of supply would negatively impact sales and damage our reputation with our customers.

We currently purchase laminate and cells from a small number of major solar suppliers.  There has been an industry wide shortage of laminate which has resulted in shipment delays and price increases.  Unlike some of our competitors, we are not vertically integrated and do not control our supply chain.  We are evaluating alternate suppliers for the critical parts of all of our products.   Any interruption or slow down in supply, or increase in product costs, could cause a disruption or a complete stoppage of our manufacturing operations and a corresponding loss of revenue.

In addition, we have recently entered into agreements with our significant customers that require that we provide them with certain volume commitments.  Any inability on our part to meet the requirements of those customers would damage our reputation with those customers and negatively impact our operations.

Our products are complex and may contain errors or defects, which may cause us to incur significant unexpected expenses and lose sales. We have experienced warranty issues in the past.

Although our products are examined and tested prior to release, these examinations and tests cannot uncover all problems that may occur once our products are distributed to customers.  We have experienced product warranty issues with respect to our SolarSave TM membrane products and our tile products which have resulted in warranty expenses and reserves.  Further, because we have been selling our products for a relatively short period of time, we have limited experience as to the long-term performance attributes of our products and whether they will develop errors or defects with time. If errors or defects are discovered and we are unable to promptly correct those errors or defects, we could experience the following, any of which would harm our business:

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

We believe that the near-term growth of the market for “on-grid” applications, where solar power is used to supplement a customer’s electricity purchased from the utility network.  Today, the cost of solar power exceeds the cost of power furnished by the electric utility grid in many locations. As a result, federal, state and local government bodies in many countries have provided incentives in the form of feed-in tariffs, cash rebates, tax credits, permitting preferences and other incentives to promote the use of solar energy and to reduce dependency on fossil fuels.  Our customers relay on these tariffs and incentives to reduce their cost of electricity and provide an economic incentive to use solar energy. The reduction or elimination of government economic incentives may adversely affect the growth of this market or result in increased price competition, which could prevent us from achieving sales and market share. In the United States, the 30% federal investment tax credit offered is currently scheduled to expire on December 31, 2008. If Congress does not extend this tax credit, our company and the industry will be severely and negatively affected. The success of our solar communities program is dependent upon the extension of the federal investment tax credit. In December 2007, the Senate failed to get enough votes to pass the proposed clean energy bill and its associated renewable electricity standard and investment tax credit.

Material weaknesses in our disclosure controls and procedures and our internal control over financial reporting,  if not remedied effectively, could prevent us from reporting our financial results on a timely and accurate basis and result in a decrease in the trading price of our common stock and otherwise seriously harm our business.

Management has concluded that our disclosure controls and procedures and our internal control over financial reporting had material weaknesses as of February 29, 2008. We have made progress toward alleviating the deficiencies.  However, we have not remedied all weaknesses at this time.  These controls and procedures are designed to provide reasonable assurance that we can provide timely and accurate financial reporting of our results of operations.

Failure to achieve and maintain an effective internal control environment could prevent us from reporting our financial results on a timely and accurate basis or cause investors to lose confidence in our reported financial information. These effects could in turn result in a decrease in the trading price of our common stock.

There are a large number of shares underlying our convertible debentures and warrants that may be available for future sale. Our existing stockholders may experience immediate and substantial dilution resulting from the issuance of these shares and the sale of these shares may depress the future market price of our common stock.

As of March 31, 2008, we had (i) 127,952,397 shares of common stock issued and outstanding; (ii) debentures outstanding that, including accrued interest, are convertible into 48,600,000 additional shares of common stock based on the closing price of our common stock on March 31, 2008; and (iii) warrants outstanding to purchase up to 70,877,010 additional shares of our common stock. The number of shares of common stock issuable upon conversion or exercise of the foregoing securities may increase if the market price of our stock declines, or if we issue shares of common stock or securities convertible into common stock at an effective price per share less than the conversion and/or exercise prices of the foregoing securities. See “Management’s Discussion and Analysis - Liquidity and Capital Resources – Debt Financings.”  If and when our outstanding debentures, notes and warrants are converted or exercised for shares of our common stock, our existing stockholders will be diluted.  In addition, the sale of a significant number of such shares of common stock may depress the market price of our common stock.

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

Item 3.  CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. Disclosure controls and procedures are controls and other procedures that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that a company files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure.

We maintain disclosure controls and procedures designed to provide reasonable assurances that material information related to our company is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Under the supervision and with the participation of our management, including our principal executive officer and our chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of February 29, 2008.

In connection with its audit of our consolidated financial statements included in our Annual Report on Form 10-KSB for the fiscal years ended May 31, 2007, our independent auditors, Sqaur Milner Peterson, Miranda & Williamson advised our management and the audit committee of the board of directors of the Company that the Company of the following control deficiencies that were considered to be material weaknesses.  Specifically, our independent auditors noted:

1.	ineffective controls over period end financial close and reporting processes;
2.	insufficient personnel resources and technical accounting expertise within the accounting function to resolve non-routine or complex accounting matters;
3.	inadequate procedures for appropriately identifying, assessing and applying accounting principles;

We are in the process of attempting to remediate the above noted weaknesses through the recruitment of additional senior accounting personnel and through the implementation of additional internal controls and procedures designed to assure the timely and accurate preparation of our financial statements.

These remediation efforts were not fully implemented by February 29, 2008. However, based on our review, management has concluded that the financial statements included in this report fairly present in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

We will become subject to Section 404 of the Sarbanes Oxley Act of 2002, with the requirement to include management’s assessment on the effectiveness of internal control over financial reporting with the Company’s annual report for the year-ended May 31, 2008. When we begin testing and reporting on the Company’s internal controls, we may discover and be required to report material weaknesses in those controls. In addition, we expect that the evaluation process and any required remediation, if applicable, will increase the Company’s accounting, legal and other costs and may divert management resources from other operating objectives and concerns.

 (b) Changes in Internal Controls over Financial Reporting. We made changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter, and subsequent to that period, that have materially affected, or are likely to materially affect, our internal control over financial reporting.  During the quarter ended February 29, 2008, we have taken the following actions each of which are expected to have a material impact on our internal controls over financial reporting:

•                                          Reorganization of Financial Responsibilities.  We have reorganized certain job functions within our accounting and finance group to diversify responsibility for period end closing and to segregate job functions.

•                                          Retention of Consultant.  As of December 2007 we retained a consultant to serve as interim controller.  We anticipate hiring additional accounting staff to assist with our internal accounting and disclosure controls functions.

•                                          Implementation of Processes.  Under the direction of our Chief Financial Officer and EVP of Worldwide Operations we have begun automating certain record keeping functions and implementing additional control procedures designed to provide timely and accurate financial information.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended February 29, 2008, an aggregate of 3,000,000 shares of the Company’s common stock upon conversion of $725,700 principal amount of the 5% Debentures held by Cornell.  These securities were issued as restricted securities exempt from registration under Regulation D of the Securities Act.

Item 3. DEFAULTS UPON SENIOR SECURITIES

On September 19 and December 7, 2007, we issued Series B Convertible Notes, which we refer to as the 9/19/07 Note and the 12/7/07 Notes, respectively, in the aggregate original principal amount of $21 million. These notes accrue interest at the rate of 6% per annum. Interest payments are payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, beginning with October 1, 2007. We failed to make the interest payments due on the following dates: October 1, 2007, January 1, 2008 and April 1, 2008, resulting in a total arrearage as of April 1, 2008 of approximately $660,000. On April 17, 2008, we issued warrants to acquire a total of 3,003,370 shares of our common stock to the holder of the 9/19/07 Note in lieu of accrued and unpaid interest and the holder waived any default with respect to our failure to make required interest payments through April 1, 2008. See the disclosure under Item 5 Other Information for more information concerning the issuance of the warrants and the waiver of redemption rights. We have proposed to the holders of the 12/7/07 Notes a similar arrangement pursuant to which all current past due interest would be paid through the issuance of warrants to purchase shares of the Company’s common stock, but such arrangement has not yet been finalized. In the event we fail to finalize this arrangement with such holders, we anticipate paying the past due interest in the amount of approximately $19,000, in cash.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Item 5. OTHER INFORMATION

The information provided under “Item 3. Defaults Upon Senior Securities,” above, is incorporated herein by reference.

On February 21, 2008, we entered into a Surrender Agreement with Hamil Inc., pursuant to which the lease of our Canadian facility in Aurora, Ontario was terminated.  The Surrender Agreement requires that we make monthly installment payments to the landlord through July 2008, totaling approximately $112,000 in the aggregate, and continue the payment of utility costs related to the premises through the earlier of March 31, 2008 or the date a new tenant occupies the premises.

On March 30, 2008, we entered into an amendment to the employment agreement between us and David Saltman, our Chairman and Chief Executive Officer, which provides that all restricted shares granted to Mr. Saltman that were scheduled to vest on March 31, 2008 would vest on April 20, 2008.  On April 18, 2008, we entered into an additional amendment to Mr. Saltman’s employment agreement which provides that all restricted shares granted to Mr. Saltman that were scheduled to vest on: (1) April 20, 2008 would vest on May 20, 2009; (2) June 30, 2008 would vest on August 20, 2009, and (3) September 30, 2008 would vest on November 20, 2009.

On April 16, 2008, we entered into amendments of our 9/19/2007 Note with the holder thereof, which amendments:

•      Permit us to issue shares of our common stock that are not registered pursuant to the Securities Act of 1933, as amended, in lieu of cash interest payments on the 9/19/2007 Note;

•      Permit us to issue warrants to acquire shares of our common stock, in lieu of cash interest payments on the 9/19/2007  Note, which warrants will have an exercise price per share equal to the greater of $0.506 per share or 5-day weighted average price per share of our common stock and ; and

•      Waive any prior defaults or trigger events caused by our previous failure to pay interest on our 9/19/2007 Note when due, upon the issuance of warrants in lieu of such accrued interest.

On April 17, 2008, we issued warrants to acquire a total of 3,003,390 shares of our common stock with an exercise price of $0.506 per share to the holder of our 9/19/2007 Note in lieu of accrued and unpaid interest that was in arrearage.  The other terms of such warrants are substantially the same as the 9/19/07 Warrants (see note 3).  The description of the amendment set forth above is qualified in its entirety to the form of the amendment filed as Exhibit 4.4 hereto.  The issuance of these equity securities were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

The information set forth under this Item 5 is furnished in lieu of disclosure on Form 8-K under Item 1.01 and 3.03. Such information shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act, nor shall it be deemed incorporated by reference in any filing under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

Item 6. EXHIBITS

See the exhibit index immediately following signature page to this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPEN ENERGY CORPORATION

By:	/s/ David P. Saltman
David P. Saltman
Chairman and Chief Executive Officer

Date: April 21, 2008

By:	/s/ Aidan H. Shields
Aidan H. Shields
Chief Financial Officer

Date: April 21, 2008

EXHIBIT INDEX

Exhibit
Number	Exhibit

4.1

Amendment dated December 7, 2007 to Securities Purchase Agreement dated as of September 19, 2007 between the registrant and certain accredited investors. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on December  13, 2007)

4.2

Form of Convertible Note, dated December 7, 2007, issued by the registrant to certain accredited investors (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the SEC on September 25, 2007).

4.3

Form of Series B Warrant, dated December 3, 2007, issued to by the registrant to certain accredited investors (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on September 25, 2007).

4.4	Amendment to Series B Convertible Notes, dated April 16, 2008.
†10.1	Consulting Agreement between the registrant and Patricia Eckert, dated December 26, 2007.
†10.2	Legal Services Agreement, dated as of January 2, 2008 by and between the registrant and Dalton W. Sprinkle.
10.3	Surrender Agreement, dated as of February 21, 2008 between Hamil Inc. and the registrant.
10.4	Settlement Agreement dated as of March 7, 2008, by and among the registrant and the former stockholders of Solar Roofing Systems, Inc.
10.5	Extension Agreement, dated as of March 17, 2008, by and between the registrant and YA Global Investments L.P.
†10.6	Amendment No. 2 to Employment Agreement between the registrant and David Saltman, dated as of March 30, 2008.
†10.7	Amendment No. 3 to Employment Agreement between the registrant and David Saltman, datee as of April 18, 2008.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†      Indicates a management contract or compensation plan.