Form 10-K
period 2008-05-31
OPEN ENERGY CORP
filed 2008-09-15
CIK 1176193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended May 31, 2008

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 000-50450

OPEN ENERGY CORPORATION

(Name of small business issuer in its charter)

Nevada	98-0370750
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

514 Via de la Valle, Suite 200 Solana Beach, California	92075
(Address of principal executive offices)	(Zip Code)

(858) 794-8800

(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12 (g) of the Exchange Act:

Common Stock, par value $0.001 per share

(Title of class)

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes  ☐    No  ☒

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (based on the average bid and asked price of such stock on such date) as of November 30, 2007 (the last business day of the registrants most recently completed second fiscal quarter) was approximately $32,035,000.  (See definition of affiliate in Rule 12b-2 of the Exchange Act.)  Without acknowledging that any individual director of registrant is an affiliate, all directors have been included as affiliates with respect to shares owned by them.

At August 22, 2008, there were 127,952,397 shares outstanding of the issuer’s common stock, the only class of common equity.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information required by Part III of this Form 10-K are incorporated by reference from our definitive proxy statement to be delivered to stockholders in connection with our 2007 Annual Meeting of Stockholders.

Transitional Small Business Disclosure Format (Check one)  Yes ☐     No ☒

PART IV		73

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	73

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under the heading “Risk Factors” and elsewhere in, or incorporated by reference into, this report.

In some cases, you can identify forward looking statements by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “ believe, “ “ anticipate, “ “estimate,” “predict,” “potential,” or the negative of these terms, and similar expressions are intended to identify forward-looking statements.  Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected.  These forward-looking statements speak only as of the date hereof.  Except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  The forward-looking statements in this report are based upon management’s current expectations and belief, which management believes are reasonable.  These statements represent our estimates and assumptions only as of the date of this Annual Report on Form 10-K.  In addition, we cannot assess the impact of each factor on our business or the extent to which any factor or combination of factors, or factors we are aware of, may cause actual results to differ materially from those contained in any forward looking statements.  You are cautioned not to place undue reliance on any forward-looking statements.

You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including:

•                  significant uncertainty inherent in the renewable energy industry including, without limitation the current scheduled expiration of the Federal Investment tax credit on December 31, 2008;

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

Other risks and uncertainties include such factors, among others, as market acceptance and market demand for the Company’s technologies and services, pricing, the changing regulatory environment, the effect of the Company’s accounting policies, potential seasonality, industry trends, adequacy of the Company’s financial resources to execute its business plan, the Company’s ability to attract, retain and motivate key technical, marketing and management personnel, possible disruption in commercial activities occasioned by terrorist activity and armed conflict, and other risk factors detailed in the Company’s other SEC filings.  You also should consider carefully the statements under “Risk Factors” and other sections of this report, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements and could materially and adversely affect our business, operating results and financial condition.  All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements.

In this report, unless the context indicates otherwise, the terms “Open Energy,” “Company,” “we,” “us,” and “our” refer to Open Energy Corporation, a Nevada corporation, and its subsidiaries.

ITEM 1.                             BUSINESS

Company History

Open Energy Corporation is a renewable energy company focused on the development and commercialization of a portfolio of solar technologies for residential, commercial and industrial applications.  The Company currently designs, manufactures and distributes building-integrated photovoltaic (BIPV) roofing tiles, roofing membranes and architectural photovoltaic glass products under the SolarSave® trade name.  The Company maintains two facilities:  A corporate office in Solana Beach for senior management, marketing, sales, customer service, legal and finance and a facility in Grass Valley, California for product design, project engineering, prototyping, custom glass manufacturing, and materials management.

Our company was originally incorporated in the State of Nevada on April 11, 2002 under the name Barnabus Enterprises Ltd., as a traditional oil and gas developer.  By 2005, it had acquired gas leases and a number of existing and proposed gas wells, and a small refinery in Alberta, Canada.  This network tied into a transport pipeline leading into the United States, where a premium for production could be obtained.  In June 2005, we made a strategic business decision to shift our focus to renewable energy.  Motivated by the growth in wind, solar and other alternative technologies and believing that market forces and legislative incentives were in place to support rapid growth of the domestic solar industry, we decided to transform the Company.

In August 2005, we signed an exclusive international license for SunCone™ CSP (concentrating solar power) technology.  SunCone™ CSP was invented by Dr. Melvin Prueitt, a physicist, inventor and former senior research scientist at the Los Alamos National Laboratory.  SunCone ™ CSP utilizes curved geometries and reflective surfaces to collect solar thermal energy, which can then be used to perform work.  Potentially, this energy can drive a turbine to produce electricity, or purify water using multi-stage flash distillation or membrane filtration devices.  The first prototype was designed and built by Hytec Engineering of Los Alamos, New Mexico, and initial testing of this prototype system was successful.

In December 2005, we sold our oil and gas holdings.  In the first half of calendar 2006, we acquired Toronto-based Solar Roofing Systems, Inc. (SRS), which was engaged in the manufacture of SolarSave® photovoltaic (PV) roofing membrane, and California-based Connect Renewable Energy, Inc. (CRE), which was engaged in the manufacture of PV integrated roofing tiles.  Both companies’ products were light-weight, fire-rated, weather-resistant, building-integrated PV roofing materials, and these acquisitions provided our company with proprietary, photoelectric products, and expanded our manufacturing, marketing, sales and service capabilities.  In April 2006, we changed our name to Open Energy Corporation to better reflect our mission, vision and strategic objectives.

In December 2006, we acquired WaterEye, a Grass Valley, California based company with proprietary, web-enabled water monitoring software.  WaterEye provided ongoing revenues, water treatment expertise and, potentially, a technology platform for monitoring and displaying our PV installations.

In April 2007, we signed a master distribution agreement with privately held Eagle Roofing Products, one of the largest manufacturers of cement tiles in North America.  This strategic alliance provides our company with access to major home developers and roofing contractors across the country.  We sell our residential tile products through this distribution pipeline, and utilize roofing contractors, electricians, and other members of the traditional building trades as our installation and service providers.

Realizing that the solar industry was quickly becoming commoditized and that we would never be competitive as a low-cost manufacturer, in May of 2007, we signed a memorandum of understanding with Suntech Power Holdings (NYSE: STP) to manufacture our tile and PV glass products in China.  We believe this relationship has the potential to provide the production volume required to compete for a significant share of the U.S. residential and commercial solar electric marketplace.  We also hired Chris Gopal as our Executive Vice President of Worldwide Operations, a highly qualified executive in the field of supply chain management and outsourcing strategies.

In November 2007, we signed a distribution agreement with Petersen-Dean Roofing Systems, one of the largest residential and commercial roofing contractors in the U.S., to distribute SolarSave® PV Tiles on homes across the country.  The agreement includes a minimum commitment to purchase the Company’s products, including tiles, membranes and balance of system equipment.

In December 2007, our board of directors approved a plan to shut down operations at our Aurora, Ontario, facility in Canada.  Existing operations and specified assets at our Aurora facility were transferred to our Grass Valley, California facility and, by January 31, 2008, substantially all of our employees at the Aurora facility were terminated.

The Energy Industry

Continued Growth in Global Energy Use Is Projected

According to the Energy Information Administration’s “Annual Energy Outlook 2007,” over the course of the next 22 years, the global consumption of electricity is expected to increase from 3,660 billion kilowatt hours in 2005 to over 5,000 billion kilowatt hours by 2030.  Approximately 63% of this increase in demand is predicted to come from the commercial sector, 39% from the residential sector, and 17% from the industrial sector.  Population growth, escalating demand for more electrical products and manufacturing equipment, the lighting, heating and cooling of our built environment, and a shift toward electric powered vehicles will all contribute to this growth in electricity usage.

Approximately 70% of the world’s electricity is generated by burning fossil fuels (coal, oil and natural gas) to create steam and turn turbines.  Nuclear reactors contribute about 21% of our power, hydroelectric dams account for 6%, with just over 3% of mankind’s energy demand currently being met by renewable resources such as solar, wind, geothermal, biofuels and biomass conversion, and small hydro.

Expanding Global Demand for Renewable Energy Alternatives

A number of factors are currently contributing to the rapid growth of renewable energy (RE) alternatives.  The first factor is the recognition that fossil fuels are a limited, non-renewable resource.  The World Energy Council has estimated that based on proven operable reserves, the world will run out of oil in approximately 44 years and burn through readily available natural gas in 63 years.  Most of these resources exist in politically unstable territories, or environmentally sensitive regions such as the polar circle or coastal waters.  Finite fossil fuel availability coupled with dramatically rising energy demands from Asia have driven the cost of oil and gas to unprecedented heights.  There are over 230 years of coal in the ground, but the environmental impacts of burning coal are devastating, accounting for 51% of all green house gas (GHG) emissions.

At the same time, there is a growing recognition by the scientific community and the public at large that GHG emissions from our power plants, motor vehicles, factories and buildings are contributing to global warming.  The United Nations Framework Convention on Climate Change (the Kyoto Protocol), signed into law by 154 nations, provided a basis for international cooperation on the issue of global warming.  The 2007 Stern Report on the Economics of Climate Change concluded that if we do not collectively reduce the use of fossil fuels, adopt energy efficiency technologies and slow deforestation, the cost impacts of global warming will exceed 5% of world GDP per year.  In contrast, taking action to reduce the levels of CO2 in the atmosphere will cost less than 1% of GDP and will more likely represent significant opportunities for economic growth and development.

Rising fuel and electricity prices, a desire for energy security, and concerns about global climate change have led to the rapid growth of alternative energy technologies.  According to Eric Martinot, senior research fellow at Worldwatch Institute, over $100 billion was invested in 2007 in renewable energy.

Installations of photovoltaic systems connected to electrical grids experienced over 50% annual increases in both 2006 and 2007 on a worldwide basis.  Motivated by solid government subsidies, tax incentives and feed-in tariffs (requiring utilities to buy power generated by privately owned PV systems), Germany and Japan have led the world in PV production capacity and solar installations.  Germany accounted for fully half of the solar electric market in 2006, but now Spain, California, France, Greece, and Italy are gaining traction.  According to Renewable Energy World’s Global Status Report, there is now an estimated 7.8 gigawatts of installed solar capacity, or about 1.5 million homes.

Distributed Generation and the Growth of Domestic Solar

An underlying consideration concerning the delivery of electricity is the location of the generation source relative to the location of the end-use consumption.  Over the past century, the economics of power plant construction supported larger and larger central station sites linked to transmission lines spanning great distances to reach the ultimate consumer.  The economic considerations of centralized power plants have been altered by the advent of smaller scale technologies that can provide electricity at competitive prices near the place of consumption.  The combination of economic factors and of advances in generation technologies opens the market to an opportunity for “distributed generation” of electricity in combination with traditional grid resources.  Our PV products are directed at this renewable distributed generation environment.

The market for PV modules and cell shipments in the United States has undergone significant growth in the last several years.  According to the U.S. Department of Energy, solar power production expanded from 48,664 peak kilowatts in 2003, to over 78,000 in 2004, and over 134,000 kW in 2005.  Demand for residential and commercial solar systems is dependent upon:  government policies and incentive programs; technological developments (i.e. higher cell efficiencies, lower system costs); investment in manufacturing capacity (particularly polysilicon plants); market development; and consumer behavior.

U.S. Energy Policy & Pending Legislation

At the federal level, the United States has been relatively slow to commit to solid, long-term support for renewable energy.  The Federal Energy Policy Act signed into law by President Bush in January 2006, provided for 30% investment tax credits (capped for residential installations at $2,000, but uncapped for corporations installing commercial systems), as well as 5-year accelerated depreciation, and a modest renewable energy portfolio standard.  These investment tax credits (ITC’s) have led to significant domestic investment in commercial PV installations.  Unfortunately, these federal solar incentives are set to expire at the end of 2008 and, as of the date of this filing, Congress has failed to extend the ITC’s, creating uncertainty in the solar energy industry, generally.

Fortunately, a number of U.S. states and cities have enacted a wide range of support programs including cash rebates, net metering policies, renewable energy credits, green building standards and other incentives to support the installation of solar electric systems.  California’s 2007 $3.3 billion Solar Initiative, funded through the California Public Utilities Commission through 2017, leads the nation in financial incentives, providing rebates of the cost of specified solar generation systems for both residential and commercial systems.  California further strengthened its commitment to develop a comprehensive approach to address climate change with the passage of Assembly Bill 32, which requires a reduction in greenhouse gas emissions to 1990 levels by 2020.  The scoping plan for this bill includes reduced dependence on oil, increases use of solar power, expansion of California’s renewable energy portfolio standards, and a cap-and-trade program which will monetize the value of reducing carbon emissions.

Photovoltaic Systems

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

We currently utilize crystalline silicon PV cells in our products.  PV cells offer high power generation per square foot.  They are also highly reliable, with proven, long term, power output performance.  Despite billions of dollars pouring into solar PV in the form of government incentive programs, subsidies and private investments, the industry remains less than 1% of the electrical power utilized globally today.  Wide scale adoption of solar electric generation has been hampered by two important limiting factors: a shortage of silicon, and the high cost per watt of manufacturing traditional PV.  Several new technologies show promise of overcoming these barriers.  One of our key strategies is to remain technology agnostic.  As these alternative technologies become commercially viable, we will incorporate them in products designed to provide customers with better solutions for their energy needs.

Our Strategy

According to the U.S. Department of Energy, every hour of every day the earth receives enough solar radiation to meet mankind’s entire energy requirements for a year.  It is this power we intend to utilize in order to deliver safe, clean, cost competitive power to our residential, commercial and industrial customers.  We participate in a marketplace that, while highly competitive, is experiencing significant growth.  We do so with superior building-integrated products, an experienced leadership team, and a unique go to market strategy that we believe will lead to growth and shareholder value.

The following three strategic initiatives distinguish our approach from others in an industry that is increasingly becoming commoditized and price-driven:

1.                                       We utilize the roofing products industry as our primary channel partner, co-designing, co-marketing and distributing our solar products through this well established industry.

We believe that the lowest cost per installed watt for rooftop solar applications can best be achieved by partnering with those already engaged in the production, distribution, installation and servicing of traditional roofing products.  The channel begins with our established relationships with companies such as Eagle Roofing Products and Petersen-Dean and ends with trained roofers who seamlessly install our building-integrated products onto rooftops simultaneous with the installation of standard tile, membrane and shingle products.  This avoids the problems created when multiple trades are engaged in the installation process, which can actually void existing roof warranties, as well as create construction and service issues.

Our focus on customer needs includes co-designing products with our channel partners to drive innovation, lower installation costs, and provide bundled services.  Channel support services include system engineering and design, installation training, pre-sales and point-of-sales training, post-sales support, on-line real-time monitoring and display, warranty registration, and rebate processing.  We have participated with our channel partners in the training of over 350 roofers and sales personnel to sell and install our products, which offers significant sales leverage at a relatively low cost to our company.

2.                                       We outsource production in order to lower our costs, increase our capacity and better balance demand and supply of our proprietary best-in-class building integrated PV products.

We strive to be a leading edge designer of innovative PV products.  We offer a suite of building-integrated photovoltaic, or “BIPV” products designed to blend seamlessly into and form a part of building materials already in use.  While we will continue to develop innovative products, we will also evaluate licensing and purchasing options to acquire technologies developed by others.  As thin film, nano-materials, vapor deposition and other innovations become commercially viable, we intend to use them to develop commercial products and bring them to market.  We do not spend extensively on research, or carry expensive overhead that typically accompanies such efforts.

We outsource most of the steps in our manufacturing process in order to deliver high quality products in very large volumes to meet the demands of our customers.  Our outsourced supply chain strategy matches supply and demand, while providing the lowest total installed cost to our customers.  We utilize our Grass Valley, California facility to perform design, product development and specialty manufacturing and assembly functions.

3.                                       We intend to offer financed solutions to the residential market through long-term power purchase agreements that will contribute to increased product sales and generate recurring revenues from the sale of energy.

In general, homeowners, commercial tenants and industrial operations do not buy power generating systems.  They pay for power through their monthly utility bills.  Although state rebates, federal tax incentives and other programs have reduced the costs of solar generation systems, they remain expensive to purchase.  We have developed a plan we believe will provide a financial solution that monetizes the full array of tax incentives for the ultimate benefit of the residential energy consumer.  Together with a tax equity partner, we will install solar generation systems in “solar communities.”  We will coordinate the engineering, equipment procurement and construction of each project.  We will contract with third parties to maintain the rooftop systems, to read the meters, and to bill the customers.  The tax equity partner will receive a secure internal rate of return and the benefits of the 30% investment tax credit and 5-year accelerated depreciation under the 2005 U.S. Energy Bill.  The builders will reduce their construction costs and, hopefully, sell their homes more quickly.  The residential consumer will be guaranteed a reduced monthly utility bill and receive the benefits of incremental home value at no additional expense or tax impact.  We believe we will sell more products and participate in the long term revenue streams associated with the sale of energy.

We are currently evaluating the possibility of licensing the intellectual property associated with our tile and membrane products.  A license of one or both of these products to one or more parties on either a geographically limited or worldwide basis could have the effect of driving substantially greater sales volumes at substantially reduced overhead costs.  We believe that a license strategy would exchange revenue growth for greater operational profitability.  We anticipate that our channel distribution strategy would remain intact in a licensing scenario, and we would continue to provide pre- and post-sale services to our channel partners and end users.

Our Products

SolarSave® Roofing Tiles

SolarSave® PV Roofing Tiles are primarily targeted for residential housing projects, where the use of slate or ceramic tiles is prevalent.  We have developed a line of PV tiles that blend seamlessly with the colors and edge profiles of the most commonly used cement tiles.  SolarSave®  Roofing Tiles are waterproof, fire-rated building materials that require no external framing or roof penetration.  They can be safely and easily installed by professional roofing contractors.  SolarSave®  Tiles have the following features and benefits:

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

•                  Edge profiles naturally shed water

•                  Modular, expandable system

•                  200 pound/foot snow load capacity

•                  125 mph wind load rating with clips installed

We have recently introduced the first generation of brown and terra cotta tiles to match brown and red tile roofs, which we believe significantly enhances the aesthetic potential of rooftop solar applications.  Based on considerable feedback from our channel partners, we will soon be introducing brown and terra cotta tiles using colored solar cells into the market.  Finally, we are presently designing and will soon be introducing an asphalt shingle product that is designed to provide a solar solution for the substantial majority of rooftops in the U.S. that are asphalt shingle-based.

SolarSave® Roofing Membranes

SolarSave® Roofing Membranes are a frameless, weather tight, fire rated, low maintenance product with superior aesthetics and power performance, generating between 400 and 450 watts per panel.  Our membrane product is designed for flat or low slope commercial, industrial and institutional roofing applications.  Our pre-sale market feedback has indicated that there is robust demand for the membrane product both in the U.S. and European markets.  The membrane product has been UL approved for use with Duro-last, IB, Fibertite, Sarnafil, Carlisle and Cooley roofing membranes.

We are developing our next generation commercial membrane product.  We have temporarily suspended shipments of our current membrane product due to a product corrosion issue.  The membrane product is exhibiting random corrosion post-installation.  The corrosion occurrence and rate of development may be exacerbated by heat, humidity, sunlight, and electrical current.

We have engaged Bodycote Testing Laboratories (a worldwide testing agency with multiple facilities in Toronto and surrounding areas) to determine the metallurgical and chemical composition of the corrosion as well as conduct a polymer layer analysis, so that we can: (1) determine the cause; (2) implement appropriate changes to the manufacturing and distribution processes to prevent future occurrences; (3) determine appropriate corrective action if corrosion is detected on a module; (4) initiate quality assurance procedures to evaluate our product including: work in process laminates in our plant; finished goods on hand in our plant; finished goods on hand in our customers’ warehouses; and membranes that have been installed on end user roofs.

SolarSave® Architectural Glass

We also design and manufacture custom PV glass laminates to meet the aesthetic, performance and structural requirements of designers and architects.  Sizes, shapes and configurations can be built to match virtually any specification available today, allowing for a direct substitution for monolithic, laminated or insulated glass panels.  This product is ideally suited for LEED certification on green building projects.

SolarSave® Architectural Glass, or “Glass,” offers both shading and electrical power generation, and is geared towards glass canopies, skylights, atriums, vertical glass curtain walls, and other architectural applications.  It is often desirable to achieve translucency in PV skylight applications.  While a standard PV cell is an opaque 125 mm or 156 mm square, our cells can be arranged within clear glass panels to provide appropriate light levels and shading coefficients.  A wide variety of colors, thickness, patterns, and shapes can be produced.

Our first major architectural glass project was installed at the California Academy of Sciences Museum in Golden Gate Park, California in the fourth calendar quarter of 2007.  The PV glass laminates for this project were certified to UL 1703 standards using Sunpower cells.

Manufacturing

In May 2007, we outsourced production of our tile laminate to Suntech, who produced the tile laminate in China.  In addition, the assembly of the laminate into the frame was outsourced to a company in California.  We have also obtained UL 1703 certification with an alternate supplier.

SolarSave® Architectural PV Glass is specified by architects and designers seeking to incorporate PV directly into skylights, glass canopies, or vertical glass curtain walls.  Currently, we manufacture Glass at our Grass Valley facility, which provides us flexibility for short run production.

Historically, we manufactured SolarSave® Membranes in Aurora, Ontario, Canada.  We have temporarily suspended shipments of our membrane product due to a corrosion issue that we are currently working to resolve.  Concurrently, we are working on a combination of product enhancements and incorporating PV cells from alternate manufacturers.  In addition, we are evaluating additional alternatives in an effort to optimize our manufacturing processes on a company-wide basis.  Our plan is to outsource the production of the membrane product once UL certification of alternate PV cells is obtained.

There is currently an industry-wide shortage of semi-conductor grade silicon, an essential raw material in the production of certain of our primary products.  Continued shortages of silicon used in the manufacture of our products may result in significant price increases in PV cells or our inability to obtain needed raw materials on a timely basis, which could result in delays in manufacturing and adversely affect gross margins and results of operations.

Sales and Marketing Strategy

Market Segmentation

We divide our marketing and sales strategy into two separate, yet complimentary components.  The first is product sales of SolarSave® Tiles, Membrane and Glass, as well as balance of system (BOS) components such as inverters and SolarEye monitoring software.  The second component is our Solar Communities business.  The Solar Communities business represents the sale of both products and electricity under long term power purchase agreements (PPAs) or leases wherein we develop, install, own and operate systems in residential multifamily developments.  Both product sales and our Solar Communities businesses are aligned through the building products channel.

Product Sales

Product sales are segmented by channel within the building products industry.  For example, SolarSave® Tiles are predominantly sold through Eagle Roofing under a master distribution agreement.  Eagle is the largest manufacturer of residential concrete tiles in North America, providing us with access to customers through Eagle’s relationships with national home builders and roofing contractors.  We are developing a similar business model for SolarSave® Membranes which, in addition to being sold directly to large solar integrators, will be marketed and distributed through relationships with several of the leading manufacturers of traditional PVC roofing membrane.  Our SolarSave® Architectural PV Glass products are sold directly to architectural and design firms, or construction contractors.

Solar Communities

We have developed an innovative strategy geared to builders and owners of condominium and town home communities.  These developers are under increasing regulatory pressure to increase energy efficiency and incorporate renewable energy alternatives in their properties.  Utilizing a traditional project finance model and the legal structures of existing homeowners associations, we plan to provide an opportunity for the installation of solar systems at no or limited additional cost to the builder or the homeowner, and to finance these installations from the revenue streams generated under long term power purchase agreements for the electricity generated by the solar systems.

We will benefit from a development fee for each project, increased sales of our solar tiles, and participation in the long term revenue streams.  The builder is anticipated to experience reduced construction costs, an accelerated permitting process, and increased sales velocity of new homes, particularly in this challenging housing market.  The homeowner will benefit from a reduced utility bill and an increase in the resale value of their property at no additional cost.  We believe it is a compelling value proposition.

Several members of our management team have previous experience successfully developing and financing distributed generation projects, with related power purchase agreements, engineering procurement and construction contracts, and operation and maintenance agreements.  This knowledge base is currently being deployed in the development of similar frameworks for project financing solar systems on multi-family dwellings.  Over the next five years, we anticipate entering into agreements with major residential builders and homeowners associations to provide our unique “Solar Communities” package in a number of locations.

Market Criteria

We currently focus our domestic marketing and sales efforts in territories that meet the following criteria:

•                  Strong solar incentives;

•                  High retail electricity rates;

•                  High electrical consumption; and

•                  Significant service volatility.

California is the dominant market in the United States for PV, and is the Company’s primary market.  Arizona, Nevada, New Mexico and Florida are also significant potential markets for our PV products.

Customer Profiles

We have identified a number of potential customers by industry, sector, and application.  We focus on high-profile opportunities within correlative industries and with the following sector application demographics:

•                  Building products companies;

•                  Residential developers;

•                  Architects and interior designers;

•                  Public administrators, city planners;

•                  Hotel and resort developers;

•                  Educational institutions; and

•                  Government purchasing officers.

Current market opportunities are being realized in the new residential home building market, where solar has recently become a competitive advantage for the sale of new homes by major national home builders.  As an example, companies such as Lennar, Centex, and others are beginning to offer solar rooftops as a standard feature in many California communities.

Product Promotion

SolarSave® Tiles, Membranes and Glass are sold on the basis of their features and associated benefits.  They are lighter, stronger, easier to install and maintain, and aesthetically superior to most PV products available in the market today.  Through our web presence, public relations activities, industry advertising and trade show attendance, we have established a strong brand within a very competitive market environment.  Open Energy and its SolarSave® products have appeared in a number of industrial trade publications, in ads, articles, and product reviews.  This publicity generates sales leads, which are entered into a database and circulated to our network of distributors and integrators.

We have developed a sophisticated web site that includes corporate information and company profile, a complete product information section, a list of our distributors and sales relationships, pictures of our installations, as well as investor and public relations sections.  We have invested in Website and Search Engine Optimization through RenewableEnergyAccess.com, SolarBuzz.com, and links to numerous industry sites and information sources.  Our website address is www.openenergycorp.com.  Information on our website is not incorporated into this report by reference.

Research & Development

A core competency of ours is innovative design, engineering and development of market-focused and next generation solar energy BIPV products.  We employ a team of mechanical, electrical and software engineers in Grass Valley, California who are responsible for this development effort.  A number of initiatives are currently under way to develop and extend our product lines to cover:

•                  Asphalt/composition roofs;

•                  Colored tile roofs;

•                  Tile and membrane enhancements and certification for European markets; and

•                  Selected additional residential and commercial roofing materials.

The Competition

We face competition from domestic and international companies actively engaged in the manufacturing and distribution of solar PV systems, as well as from emerging solar technology companies that may become viable in the near future.  The best funded and most powerful of these multi-national corporations are vertically integrated, producing PV cells as well as PV modules.  These standard PV modules (framed arrays of PV cells) must be rack-mounted externally to the building, creating penetrations in the roof, generating maintenance problems, and detracting from their visual appearance.  The manufacturers of these modules include: Sharp, Kyocera, Suntech, Sanyo, REC, Mitsubishi Electric and many others.

While the standard PV modules could be considered competition to our products, Open Energy targets the building-integrated marketplace.  In the residential arena, we compete with BIPV tile manufacturers that include Sharp, Kyocera, BP Solar, GE Solar and Sunpower Corporation.  In the commercial arena, we compete with PV membrane manufacturer Solar Integrated Technologies, which utilizes less efficient flexible thin film PV products.

With the influx of capital, the expansion of global PV capacity, and the launch of new traditional and thin film manufacturers in Europe, Asia and here in the U.S., we expect to face increased competition, which may result in price reductions or reduced margins.  The solar power market in general competes with other sources of renewable energy (such as wind turbines), as well as conventional electrical power generation from coal and natural gas combustion.  We may also face competition from some of our customers who may develop products or technologies internally, or who may enter into strategic relationships to acquire existing solar power product providers.

Our current and future competitors may have longer operating histories, greater name recognition and greater financial, technical and human resources than us, or may develop technologies superior to ours.  Many of our competitors have well-established relationships with our current and potential dealers and their customers and have extensive knowledge of our target markets.  As a result, our competitors may be able to devote greater resources to the research, development, promotion and sale of their products and respond more quickly to evolving industry standards and changing customer requirements than we can.  Consolidation or strategic alliances among our competitors may strengthen these advantages and may provide them greater access to customers or new technologies.

SolarSave® Roofing Tile Competition

Our primary competitors for the SolarSave™ Tile product are BP Solar, Sharp, Kyocera, GE Solar, and Sunpower Corporation/Powerlight, each of which has a version of a building-integrated tile product.  However, we believe that SolarSave® Tiles have a number of important advantages.  Because they are made from injection molded composites, they can be made to match the colors and edge profiles of the most commonly used cement tiles used in the domestic market today.  Thus, their visual appearance is superior to our competitors.  They are a light weight, Class A fire rated, UL certified roofing product that is safer and easier to install than the competition.  They can support a snow load up to 200 pounds per square foot, and winds up to 120 mph with clips.  The SolarSave® Tile is a true roof tile, designed to be installed by roofers with traditional roofing tools and methods.  The BIPV products offered by our competition must generally be installed by an electrician which increases installation costs.

SolarSave® Architectural PV Glass Competition

In the United States, our primary competitors for manufacturing solar glass products are Atlantis Energy and Spire Solar.  Companies that market to the architectural community could be considered competitors from the standpoint that they may market solely competing manufacturers’ products; however, they could potentially become Open Energy dealers as well.  Internationally, we compete with solar glass manufacturers such as:  GSS Solar (Germany), Schuko (Germany), Solar Nova (Germany), Swiss Sustainable Systems (“3S” in Switzerland), and MSK (a subsidiary of Suntech, in Japan).  Our current intention is to outsource a substantial portion of the manufacture of our architectural glass products.

SolarSave® Roofing Membrane Competition

Our primary competitors for the SolarSave® membrane product are: Solar Integrated Technologies (SIT) which integrates Uni-solar’s (United Solar Ovonic) thin-film technology with a Sarnafil commercial roofing membrane; and Nanosolar SolarPly™, a building-integrated CIGS (Copper Indium Gallium Diselenide) thin film product that is integrated with commercial roofing membranes.  The SolarSave® roofing membrane product has significantly higher energy production per square foot of roof space (i.e. higher efficiency), primarily due to our use of high-efficiency crystalline PV cells rather than thin-film technology.  SIT’s product currently generates approximately 6 watts per square foot, as compared to approximately 14 watts per square foot for our membrane product.  In addition, the SolarSave® membrane has been UL approved for use with Duro-last, IB, Fibertite, Sarnafil, Carlisle and Cooley roofing membranes.

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

Intellectual Property

We rely on a combination of patent, copyright, trade secret, trademark and contractual protection to establish and protect our intellectual property.  We have filed trademark registration applications in the U.S. for SolarSave® and for other trademarks.  We require our customers to enter into confidentiality and nondisclosure agreements before we disclose any sensitive aspects of our solar technologies or strategic plans, and we typically enter into proprietary information agreements with employees and consultants.  Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our technology.  It is difficult to monitor unauthorized use of technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as laws in the United States.  In addition, our competitors may independently develop products similar to ours.  Our precautions may not prevent misappropriation or infringement of our intellectual property.

In the United States we have three issued patents, seven U.S. patent applications pending, and three foreign patent applications pending relating to our title, membrane and remote water monitoring products.  Pursuant to an agreement with Dr. Melvin Prueitt, we are the exclusive licensee of a U.S. patent application for the first version of Suncone that consisted of an inexpensive lightweight reflected film that is formed into one or more cones that concentrate the sun’s rays to the base, and the collected energy can be used to heat a fluid.  We have redesigned Suncone™ CSP to achieve a cost effective design with a more wind-resistant cone and have submitted our own patent application.  Our issued patents will begin to expire in 2018.  We intend to continue assessing appropriate opportunities for patent protection of those aspects of our technology that we believe provide significant competitive advantages to us, and for licensing opportunities of new technologies relevant to our business.

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

Employees

Our current full-time headcount is 37 employees.  Of that number, 5 are in production-related positions in Grass Valley; 22 are in corporate, marketing, and administrative; 4 are in product development; and 4 are in sales.

ITEM 1A.                                            RISK FACTORS

Investors should carefully consider the risks described below before deciding whether to invest in our common stock.  The risks described below are not the only ones we face.  Additional risks not presently known to us or that we currently believe are immaterial may also impair our business operations and financial results.  If any of the following risks actually occurs, our business, financial condition or results of operations could be adversely affected.  In such case, the trading price of our common stock could decline and you could lose all or part of your investment.  Our other filings with the Securities and Exchange Commission also contain forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks we face described below.  See “Special Note Regarding Forward-Looking Statements.”

The execution of our business plan will require substantial funds.  If we are unable to acquire additional financing, we may be forced to discontinue our operations.

We will need to raise additional funds in order to execute our business plan and continue operations.  No assurance can be given that this additional financing will be available on terms satisfactory to us.  Any such financing will likely result in substantial additional dilution to our current stockholders.

If we are unable to raise substantial funds, we may be unable to pay our debts as they mature and we may be forced to discontinue our operations and liquidate.  In such event, holders of our common stock would likely lose all or substantially all of their investment in our shares.

Depending on our method of raising funds, now and in the future, your shares may be diluted.

If we raise additional funds by selling additional shares of our capital stock, or securities convertible into or exercisable for shares of our capital stock, the ownership interest of our stockholders may be diluted.  It is likely that any financing will result in substantial dilution to our existing stockholders.  For example, the financing described in Note 22 - Subsequent Events - Securities Purchase Agreement, which has not closed as of the date of this report, would result in substantial dilution to existing stockholders.

New home construction in the U.S. is currently slowing, and doing so fairly dramatically in several areas where the Company’s products are offered.  This building slow-down could negatively impact our sales.

California, our most important market, represents a majority of all PV installations in North America, and new home construction in California has slowed significantly.  Arizona, Nevada, New Mexico and Florida are also significant potential markets for our PV products and they too are experiencing a decline in new home construction activity.  In addition, these regions also have a high volume of unsold new home inventory.  If the residential home industry continues to have a high volume of unsold inventory, the new home construction market is likely to continue to decline.  This could adversely affect solar installations, particularly for our residential PV roofing tiles.

Our auditors have expressed substantial doubt regarding our ability to continue as a going concern.

As of the date of our most recent audit, which included the fiscal years ended May 31, 2008 and May 31, 2007, we had not generated sufficient revenues to meet our cash flow needs.  As a result, our auditors have expressed substantial doubt about our ability to continue as a going concern.  Although we have generated revenue, we are still operating at a net loss, and may continue to incur losses for a period of time.  We incurred a net loss of $34.9 million for the year ended May 31, 2008, a net loss of $39.6 million for the year ended May 31, 2007, and a net loss of $12.2 million for the year ended May 31, 2006.  We cannot assure you that we will be able to obtain sufficient funds from our operating or financing activities to support our continued operations.  If we cannot continue as a going concern, we may need to substantially revise our business plan or cease operations, which may reduce or negate the value of your investment.

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

•                  the ability of our customers to accurately forecast demand for our products by their end users;

•                  the impact of changes in government regulation and rebate and similar incentive programs affecting our products;

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

The market we are addressing is rapidly evolving and is experiencing technological advances and new market entrants.  We have recently begun to outsource substantially all of our manufacturing, and there is no guarantee we can do this at a price that is competitive with our competition, or that we can gain access to new, more cost effective solar technologies that may be developed by our competitors.  Moreover, the SunCone™ CSP system is only in the early stages of development and we have limited experience upon which to predict whether it can be successfully commercialized and limited capital to fund such development.

We face intense competition from other companies producing solar power and other energy generation products.  If we fail to compete effectively, we may be unable to increase our market share and sales.

The solar power market is intensely competitive and rapidly evolving.  Our competitors are better capitalized, have established market positions more prominent than ours, and if we fail to attract and retain customers and establish a successful distribution network for our solar products, we may be unable to achieve adequate sales and market share.  There are a number of major multi-national corporations that produce solar power products, including BP Solar, Kyocera, Sharp, GE, Mitsubishi, Solar World AG and Sanyo.  We also expect that future competition will include new entrants to the solar power market offering new technological solutions.  Further, many of our competitors are developing and currently producing products based on new solar power technologies that may have costs similar to, or lower than, our projected costs.

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

Silicon is an essential raw material in the production of PV cells.  There is currently an industry-wide shortage of silicon ingots, which has resulted in significant price increases.  Increases in silicon prices may impact our manufacturing costs in the future.  As demand for PV cells has increased, a number of manufacturers have announced plans to add additional capacity.  As this manufacturing capacity becomes operational, it will increase the demand for silicon.  Polysilicon is also used in the semiconductor industry generally, and any increase in demand from that sector will compound the shortage.  The production of silicon is capital intensive and adding additional capacity requires significant lead time.  We expect that silicon demand will continue to outstrip supply in the near term.

We depend on a limited number of suppliers for the laminates and cells necessary to manufacture our products, and the loss or interruption of supply would negatively impact sales and damage our reputation with our customers.

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

In addition, we have entered into agreements with our significant customers that require that we provide them with certain volume commitments.  Any inability on our part to meet the requirements of those customers would damage our reputation with those customers and negatively impact our operations.

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

We believe that the near-term growth of the market for “on-grid” applications, where solar power is used to supplement a customer’s electricity purchased from the utility network, depends in large part on the availability and size of federal and state government economic incentives.  The reduction or elimination of government economic incentives may adversely affect the growth of this market or result in increased price competition, which could prevent us from achieving sales and market share.  In the United States, the 30% federal investment tax credit is currently scheduled to expire on December 31, 2008.  If Congress does not extend the investment tax credit, the Company and the industry in general will be severely and negatively affected.  In December 2007, the Senate failed to get enough votes to pass the proposed clean energy bill and its associated renewable electricity standard which would have extended the investment tax credit.  Similar attempts in Congress during 2008 to extend the investment tax credit have failed.

Today, the cost of solar power exceeds the cost of power furnished by the electric utility grid in many locations.  As a result, federal, state and local government bodies in many countries, most notably Germany and Japan, have provided incentives in the form of feed-in tariffs, cash rebates, tax credits, permitting preferences and other incentives to promote the use of solar energy and to reduce dependency on fossil fuels.  These government economic incentives could be reduced or eliminated altogether, which would significantly harm our business and future prospects.

Existing regulations and changes to such regulations may present technical, regulatory and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for our products.

The traditional energy and electrical utility industries are heavily regulated by foreign, federal, state and local governments.  These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned power generation systems.  In the United States and in a number of other countries, these regulations and policies are being modified and may continue to be modified.  Customer purchases of, or further investment in the research and development of, alternative energy sources, including solar power technology, could be deterred by these regulations and policies, which could result in a significant reduction in the potential demand for our solar power products.  For example, utility companies commonly charge fees to larger, industrial customers for having the capacity to use power from the electric grid for back-up purposes.  These fees could increase the cost to our customers of using our solar power products and make them less desirable, which would harm our business, prospects, results of operations and financial condition.

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

As is consistent with standard practice in our industry, the duration of our product warranties is lengthy.  Our current roofing tile product warranty is for 25 years, and our roofing membrane product warranty is for 20 years.  Due to the long warranty period, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenues.  Our products have not been installed long enough to allow us to evaluate their performance over a 20 to 25-year period.  We experienced a warranty claim with our first tile installation.  Although we believe the initial problem has been resolved, other warranty issues could develop.  We also experienced warranty claims with some of our initial membrane installations, causing us to temporarily discontinue product shipments.  There is no assurance that the membrane product warranty issues can be resolved.  Failure to resolve these product warranty issues could force us to permanently discontinue product shipments, which would materially and negatively affect the Company’s revenues.  Please see “Description of Business — Our Products — SolarSave® Roofing Membranes.”

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

We sell our solar roofing, architectural glass and balance-of-system products under our brand names SolarSave® and we have branded our solar concentrating technology under the brand name SunConeTM CSP.  We are also branding our company with the name Open EnergyTM.  We expect to expend significant resources promoting these brand names, and we have applied for registered trademarks in the United States for SunConeTM CSP, the OE Logo, Open EnergyTM and other trademarks.  However, registration of our brand name trademarks could be denied, and if granted, such registration will not necessarily deter or prevent unauthorized use by others.  If other companies, including our competitors, use our brand names, consumers may not recognize us as the source of our products.  This would reduce the value of goodwill associated with our brand names.  This consumer confusion and the resulting reduction in goodwill could cause us to lose market share and cause our sales to decline.

Material weaknesses in our disclosure controls and procedures and our internal control over financial reporting, if not remedied effectively, could prevent us from reporting our financial results on a timely and accurate basis and result in a decrease in the trading price of our common stock and otherwise seriously harm our business.

Management has concluded that our disclosure controls and procedures and our internal control over financial reporting had material weaknesses as of May 31, 2008.  We have not remedied all weaknesses at this time.  In addition, because of our limited financial resources and operating challenges, we have not been able to complete the design, documentation and implementation of an internal control system that meets the standards prescribed by Section 404 of the Sarbanes-Oxley Act of 2002, as amended.  These controls and procedures are designed to provide reasonable assurance that we can provide timely and accurate financial reporting of our results of operations.

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

As of August 22, 2008, we had (i) 127,952,397 shares of common stock issued and outstanding; (ii) debentures outstanding that, including accrued interest, are convertible into 42,000,000 additional shares of common stock; and (iii) warrants outstanding to purchase up to 74,973,656 additional shares of our common stock.  The number of shares of common stock issuable upon conversion or exercise of the foregoing securities may increase if we issue shares of common stock or securities convertible into common stock at an effective price per share less than the conversion and/or exercise prices of the foregoing securities.  See “Management’s Discussion and Analysis - Liquidity and Capital Resources – Debt Financings.”  If and when our outstanding debentures, notes and warrants are converted or exercised for shares of our common stock, our existing stockholders will be diluted.  In addition, the sale of a significant number of such shares of common stock may depress the market price of our common stock.

Our senior lender has a general security interest in our inventory, specified accounts receivable and our cash accounts, which collectively represent substantially all of our liquid assets.  If we were to default under the terms of our loan agreement, our lender would have the right to foreclose on these assets.

In April 2008, we entered into a loan and security agreement with The Quercus Trust pursuant to which Quercus loaned us $3.5 million based upon the availability of specified collateral.  The loan and security agreement is collateralized by a general security interest in all of our inventory, specified accounts receivable and our cash accounts.  If we were to default under the terms and conditions of the loan and security agreement, or if our collateral ratios fall below specified levels, Quercus would have the right to accelerate the outstanding indebtedness under the loan and security agreement and foreclose on the collateral.  Such a foreclosure would have a material adverse effect on our business, liquidity, results of operations and financial position.

Our failure to withhold for or pay federal and state employment and income taxes associated with the vesting or issuance of shares of restricted stock granted to our employees may result in significant liabilities for which we may not have sufficient cash to satisfy.

In the past, we issued shares of restricted stock to certain employees.  We failed to withhold and pay taxes on such restricted shares upon vesting, which resulted in tax liability to the Company.  We are obligated to pay all employee federal and state withholding taxes as well as the employer’s portion of FICA.  As of August 29, 2008, we have a remaining obligation to pay $207,000 in employment taxes incurred in connection with the vesting of restricted stock.

Our obligation to withhold for and pay federal and state employment and income taxes associated with these restricted shares granted to employees is ongoing with each new vesting date, and the level of tax obligation would be significant if any of the vesting schedules were to accelerate in accordance with the terms of the employment agreements upon a termination by the Company without cause or by the employee for good reason or upon a change of control of the Company.  We could therefore incur significant additional liabilities for which we may not have sufficient cash to satisfy, requiring us to raise additional funds or curtail or cease operations.

Nevada law may have the effect of deterring hostile takeovers or delaying changes in control of our management, which could depress the market price of our common stock.

Business Combinations Act.  We will become subject to Sections 78.411 and 78.444 of the NGCL if we ever have 200 or more stockholders of record.  Such statutes prohibit an “interested stockholder” from entering into a “combination” with the corporation, unless certain conditions are met.  An “interested stockholder” is a person who:

•                  Directly or indirectly beneficially owns 10% or more of the voting power of the outstanding voting shares of the corporation, or

•                  Is an affiliate or associate of the corporation and at any time within three years before the date in question was the beneficial owner, directly or indirectly, of 10% or more of the voting power of the then outstanding shares of the corporation.

Under certain circumstances, a corporation may not engage in a combination within three years after the interested stockholder first became an interested stockholder, unless the combination or the transaction by which the person became an interested stockholder was approved by the board of directors before the date the interested stockholder first became an interested stockholder.  If this approval was not obtained, then after the three year period expires, the combination may be consummated if all the requirements in the corporation’s articles of incorporation are met and either the approval of the non-interested stockholders is obtained or certain minimum price and other Nevada law requirements are met.

Business combinations encompass a wide variety of transactions with or caused by an interested stockholder, including mergers, asset sales and other transactions in which the interested stockholder receives or could receive a benefit on other than a pro rata basis with other stockholders.  Provisions of this law have an anti-takeover effect on transactions not approved in advance by the board of directors.

Control Shares Act.  Nevada law provides that, in certain circumstances, a stockholder who acquires a controlling interest in a corporation, defined in the statute as an interest in excess of a 1/5, 1/3, or 1/2 interest in the voting power of the corporation in the election of directors, has only such voting rights in the shares acquired that caused the stockholder to exceed any such threshold as are conferred by a majority vote of the corporation’s stockholders at an annual or special stockholders’ meeting.

The control shares provision applies to Nevada corporations with at least 200 stockholders, including at least 100 stockholders who have addresses in Nevada appearing on the stock ledger of the corporation, and which do business directly or indirectly in Nevada.  We do not have at least 200 stockholders and do not have at least 100 stockholders who have addresses in Nevada; therefore the control shares provision does not currently apply to us.  If the control shares provision became applicable to us in the future, acquisition of us could become more difficult.

Our success depends on our ability to retain our key personnel.

Our success is dependent upon the efforts of key members of our management, including our president and chief operating officer, David Field, our executive vice president of worldwide operations, Christopher Gopal, our chief financial officer, Aidan Shields and our general counsel and senior vice president, Dalton W. Sprinkle.  The loss of these persons, or other key employees, could have a material adverse effect on us.  Our future success is likely to depend substantially on our continued ability to attract and retain highly qualified personnel.  The competition for such personnel is intense, and our inability to attract and retain such personnel could have a material adverse effect on us.  We do not maintain life insurance on any of our personnel.

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

In March and April, 2006, we completed the acquisitions of Solar Roofing Systems, Inc. and Connect Renewable Energy, Inc.  In December of 2006 we acquired WaterEye Corporation.  In addition, we expect to consider future opportunities to acquire or make investments in other technologies, products and businesses that could enhance our capabilities, complement our products, or expand the breadth of our markets or customer base.  We have limited experience in acquiring other businesses and technologies.  Potential and completed acquisitions and strategic investments involve numerous risks, including:

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

We have not paid common stock dividends since our inception and do not anticipate paying dividends in the foreseeable future.  Our current business plan provides for the reinvestment of earnings in an effort to complete development of our technologies and products, with the goal of increasing sales and long-term profitability and value.  In addition, several of our financing agreements currently restrict, and any other credit or borrowing arrangements that we may enter into may restrict or limit, our ability to pay common stock dividends to our stockholders.

We are subject to significant corporate governance and internal control reporting requirements, and our costs related to compliance with, or our failure to comply with existing and future requirements, could adversely affect our business.

We face significant corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations subsequently adopted by the SEC and the Public Company Accounting Oversight Board.  These laws, rules and regulations continue to evolve and may become increasingly stringent in the future.  In particular, under rules adopted by the SEC, we are required to include management’s report on internal controls as part of this annual report pursuant to Section 404 of the Sarbanes-Oxley Act. Furthermore, an attestation report on our internal controls from our independent registered public accounting firm will be required as part of our annual report for the fiscal year ending May 31, 2010.  We are in the process of evaluating our control structure to help ensure that we will be able to comply with Section 404 of the Sarbanes-Oxley Act, but we have not completed such evaluation as of the date of this annual report and we cannot assure you that we will be able to fully comply with these laws, rules and regulations that address corporate governance, internal control reporting and similar matters.  The financial cost of compliance with these laws, rules and regulations is substantial and our financial resources are limited.  Failure to comply with these laws, rules and regulations could materially adversely affect our reputation, financial condition and the value of our securities.

Our common stock is subject to penny stock rules.

Our common stock is subject to Rule 15g-1 through 15g-9 under the Exchange Act, which imposes certain sales practice requirements on broker-dealers which sell our common stock to persons other than established customers and “accredited investors” (generally, individuals with net worths in excess of $1,000,000 or annual incomes exceeding $200,000 (or $300,000 together with their spouses)).  For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale.  This rule adversely affects the ability of broker-dealers to sell our common stock and purchasers of our common stock to sell their shares of such common stock.  Additionally, our common stock is subject to the SEC regulations for “penny stock.”  Penny stock includes any equity security that is not listed on a national exchange and has a market price of less than $5.00 per share, subject to certain exceptions.  The regulations require that prior to any non-exempt buy/sell transaction in a penny stock; a disclosure schedule set forth by the SEC relating to the penny stock market must be delivered to the purchaser of such penny stock.  This disclosure must include the amount of commissions payable to both the broker-dealer and the registered representative and current price quotations for the common stock.  The regulations also require that monthly statements be sent to holders of penny stock which disclose recent price information for the penny stock and information of the limited market for penny stocks.  These requirements adversely affect the market liquidity of our common stock.

If a letter agreement with one of our investors were held to be in violation of Section 5 of the Securities Act of 1933, we could be required to repurchase certain securities sold in a previous offering.

On March 30, 2006, we entered into a securities purchase agreement pursuant to which we issued convertible debentures and warrants to Cornell Capital Partners, L.P.  In May of 2007, we entered into a letter agreement, or the May Letter, whereby Cornell elected to waive a condition of the convertible debentures then held by Cornell that stated that Cornell could own no more than 4.99% of the Company.  The May Letter also stated that the Company elected to waive a provision of the convertible debentures relating to the conversion limitation in any thirty (30) day period.

While we do not believe it to be the case, the May Letter may have resulted in a violation of Section 5 of the Securities Act of 1933.  However, if the May Letter was held by a court to be in violation of the Securities Act of 1933, we could be required to repurchase any shares held by Cornell and the shares sold by Cornell in such offering at the original purchase price, less any amounts previously paid by us to Cornell in partial redemption of the convertible debentures or received by Cornell from the sale of shares of our common stock into which the convertible debentures were converted in part, plus statutory interest from the date of purchase.  We sold an aggregate of $15 million in principal amount of convertible debentures to Cornell pursuant to the March 30, 2006 securities purchase agreement and we previously redeemed approximately $1.9 million in principal amount of such convertible debentures, and paid approximately $864,000 in interest on such convertible debentures.  In the event that we were required to repurchase shares our cash position would be reduced by the amount of shares we were required to repurchase.  There can be no assurance that we would have sufficient cash available to meet such obligation as well as our continuing operating requirements or that, if additional financing were required, that such financing could be obtained on terms acceptable to us, if at all.  We would contest vigorously any claim that a violation of the Securities Act of 1933 occurred.

ITEM 2.                             PROPERTIES

We own no real property.  We lease facilities in Solana Beach, California totaling approximately 4,300 square feet for our corporate headquarters.  We lease an approximately 8,000 square foot manufacturing facility in Grass Valley, California.  Additionally, we lease 2,400 square feet related to warehouse space in Grass Valley for tile and glass related inventory.

Each of our facilities is covered by insurance and we believe them to be suitable for their respective uses and adequate for our present needs. We believe that suitable additional or substitute space will be available to accommodate the foreseeable expansion of our operations.

ITEM 3.                             LEGAL PROCEEDINGS

We are not involved in any material pending legal proceeding against us, nor are we involved as a plaintiff in any material pending litigation.  From time to time, we are a party to other claims and legal proceedings arising in the ordinary course of business.

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 16, 2008, we entered into an amendment of our 9/19/2007 Note and our 12/7/07 Notes (which collectively comprise our Series B Convertible Notes) with the holders thereof, which amendment:

•                  Permits us to issue shares of our common stock that are not registered pursuant to the Securities Act of 1933, as amended, in lieu of cash interest payments on the Series B Convertible Notes;

•                  Permits us to issue warrants to acquire shares of our common stock, in lieu of cash interest payments on the Series B Convertible Notes, which warrants will have an exercise price per share equal to the greater of $0.506 per share or 5-day weighted average price per share of our common stock and;

•                  Waives any prior defaults or trigger events caused by our previous failure to pay interest on our Series B Convertible Notes when due, upon the issuance of warrants in lieu of such accrued interest.

In connection with the above amendment, we issued warrants to the holders of our Series B Convertible Notes to acquire a total of 3,092,704 shares of our common stock with an exercise price of $0.506 per share in lieu of accrued and unpaid interest that was in arrearage.  The other terms of such warrants are substantially the same as the 9/19/07 Warrants described in “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources—Financings—9/19/07 Note.”

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	High	Low
Year Ended May 31, 2008
First Quarter	$0.77	$0.41
Second Quarter	0.63	0.45
Third Quarter	0.46	0.24
Fourth Quarter	0.34	0.24

Year Ended May 31, 2007
First Quarter	$1.59	$0.60
Second Quarter	0.95	0.48
Third Quarter	0.66	0.30
Fourth Quarter	0.59	0.30

On August 22, 2008, the closing sales price for our common stock was $0.125, as reported on the website of the OTCBB. As of August 22, 2008, there were 59 stockholders of record of the common stock (which does not include the number of persons or entities holding stock in nominee or street name through various brokerage firms).

Dividends

Since inception, we have not declared or paid any dividend on our common stock. We do not anticipate that any dividends will be declared or paid in the foreseeable future on our common stock. In addition, our security agreements with certain of our lenders currently restrict or limit our ability to enter into other credit or borrowing arrangements and restrict or limit our ability to pay common stock dividends to our stockholders.

Securities authorized for issuance under equity compensation plans

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	15,470,386	0.50	1,029,614
Equity compensation plans not approved by security holders	2,100,000	0.44	9,432,017	(1)
Total	17,570,386	0.50	10,461,631

(1) Reflects securities issuable under the Company’s 2004 Consultant Compensation Plan (the “Plan”). Under the Plan, the Company’s Board of Directors, or a designated committee of two or more members of the Board, is authorized to issue up to 9,771,000 shares of our common stock to consultants or advisors of the Company or its subsidiaries. Stock grants under the Plan are restricted to consultant or advisors who, in the discretion of the Board of Directors or designated committee have provided or will provide significant bona fide services to the Company or an affiliated entity (other than services in connection with a capital raising transaction, investor relations or market making services) pursuant to the terms of a written contract. The Board of Directors or designated committee, in its sole discretion, is empowered to make all decisions with respect to stock grants under the Plan, including when to make a grant, the number of shares, vesting of the grant or restrictions on future transferability of the shares issued pursuant to a grant under the Plan. The Company has issued 338,983 shares of common stock under the Plan and as of May 31, 2008, a total of 9,432,017 shares issued pursuant to the plan were outstanding.

ITEM 6.	SELECTED FINANCIAL DATA

Disclosure not required as a result of the Company’s status as a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Description and Overview

Open Energy Corporation is a renewable energy company focused on the development and commercialization of a portfolio of solar electric technologies for residential, commercial and industrial applications. The Company currently designs, manufactures and distributes building-integrated photovoltaic (BIPV) roofing tiles, roofing membranes and architectural photovoltaic glass products under the SolarSave® trade name. The company maintains two facilities:  A corporate office in Solana Beach for senior management, marketing, sales, customer service, legal and finance and an engineering facility in Grass Valley, California for product design, project engineering, prototyping, custom glass manufacturing, and materials management.

The following three strategic initiatives distinguish our approach from others in an industry that is increasingly becoming commoditized and price-driven:

1.	We utilize the roofing products industry as our primary channel partner, co-designing, co-marketing and distributing our solar products through this well established industry.

During the fiscal year ended May 31, 2008, we participated with our channel partners in the training of over 350 roofers and sales personnel to sell and install our proprietary products. In April 2008, we amended our joint marketing and distribution agreement with Eagle Roofing Products whereby Eagle has agreed to purchase at least 82,500 tiles in monthly increments from April 2008 through December 2008. In November 2007 we signed a distribution agreement with Petersen-Dean Roofing systems to distribute SolarSave® products across the country.

2.	We outsource production in order to lower our costs, increase our capacity and better balance demand and supply of our proprietary best-in-class building integrated PV products.

During the year ended May 31, 2008, we implemented a new supply chain strategy, pursuant to which we transitioned our manufacturing model to a multi-source, outsourcing model resulting in the expansion of our supply of tiles from 2,000 to 20,000 tiles per month. Our outsourced supply chain strategy provides flexibility, allowing us to match supply and demand, while providing the lowest total installed cost to our customers. In January 2008, we completed the shutdown of operations at our Aurora, Ontario, manufacturing facility in Canada. We continue to utilize the resources in our Grass Valley, California facility to perform design and supplemental manufacturing and assembly functions.

3.

We intend to offer financed solutions to the residential market through long-term power purchase agreements that will contribute to increased product sales and generate recurring revenues from the sale of energy.

In February 2008, we signed a development agreement for our first “solar community” project, a 47-unit condominium project co-sited with a Whole Foods store and other mixed retail outlets in San Diego, California. The project is a LEED certified “green” development and construction commenced during the summer of 2008.

Critical Accounting Policies

Use of Estimates

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

SAB 104 requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectability is reasonably assured. Amounts billed or received from customers in advance of performance are recorded as deferred revenue. In addition, the Company records deferred revenue in connection with sales to certain customers of products that qualify for state rebates that have been assigned to the Company by the customer. Based on the assignment of the rebate to the Company, the Company bills the customer net of the anticipated rebate and assumes the responsibility for collection of the rebate. The rebate processing cycle involves a multi-step process in which the Company accumulates and submits information required by the state agency necessary for the collection of the rebate. The entire process can take up to 120 days or more to complete. Although title to the products sold have transferred to the customer, due to uncertainty relating to the collection of the rebate and the determination of the ultimate price to be received, the Company defers revenue on the portion of the selling price related to the rebate, until such time that the rebate claim is submitted to the state agency.

Cost of sales related to revenue that has been deferred in connection with rebate collection process is recorded as deferred charges until such time as the related revenue is recognized.

Accounts Receivable

The Company regularly evaluates the collectability of its accounts receivable. An allowance for doubtful accounts is maintained for estimated credit losses, and such losses have been minimal and within management’s expectations. When estimating credit losses, the Company considers a number of factors including the aging of a customer’s account, creditworthiness of specific customers, historical trends and other information. Accounts receivable consist of trade receivables and amounts due from state agencies or utilities for rebates on state-approved solar systems installed. These rebate amounts are passed on to the customer at the time the customer is billed and the rebate is assigned to the Company. Generally, state agencies or utilities can take 120 days or more to remit the rebate amounts to the Company.

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

Evaluation of Long-lived Assets

The Company’s policy is to assess potential impairments to its long-lived assets when there is evidence that events or changes in circumstances have made recovery of the assets carrying value unlikely and the carrying amount on the asset exceeds the estimated undiscounted future cash flows. If such evaluation were to indicate a material non-recoverability of these long-lived assets, such impairment would be recognized by a write down of the applicable asset to its estimated fair value under SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets.

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

Limited Operating History

There is limited historical financial information about our company upon which to base an evaluation of our future performance. Our company has generated limited revenues from operations. We cannot guarantee that we will be successful in our business. We are subject to risks inherent in a fast growing company, including limited capital resources, possible delays in product development and manufacturing, and possible cost overruns due to price and cost increases. There is no assurance that future financing will be available to our company on acceptable terms. Additional equity financing will likely result in substantial dilution to existing stockholders.

Results of Operations – Fiscal Year Ended May 31, 2008 compared to Fiscal Year Ended May 31, 2007

The following table sets forth the Company’s consolidated statement of operations data for the years ended May 31, 2008 and 2007.

Summary Statement of Operations (in thousands):

	Twelve Months Ended May 31,
	2008		2007
Revenues, net	$6,938	100.0%	$4,292	100.0%
Gross profit (loss)	(4,162)	(60.0)	(4,788)	(111.6)
Operating expenses:
Selling, general and administrative	18,747	270.2	17,084	398.0
Research and development	290	4.2	513	12.0
Restructuring Costs	849	12.2	—	—
Impairment of intangibles and goodwill	—	—	10,540	245.6
Impairment of note receivable	—	—	683	15.9
Total operating expenses	19,886	286.6	28,820	671.5
Loss from operations	(24,048)	(346.6)	(33,608)	(783.0)
Total other income (expense)	(12,339)	(177.8)	(9,206)	214.5)
Loss from operations before income tax benefit	(36,387)	(524.5)	(42,814)	(997.5)
Income tax benefit	1,452	20.9	3,262	76.0
Net loss	$(34,935)	(503.5)%	$(39,552)	(921.5)%

Revenues

For the years ended May 31, 2008 and 2007, revenues were $6,938,000 and $4,292,000, respectively.

During the year ended May 31, 2008, revenues of $6,938,000 primarily consisted of $4,448,000 in sales of SolarSave® Tiles for residential projects and $1,250,000 in sales of SolarSave® PV Glass for the remainder of the California Academy of Sciences Museum installation in Golden Gate Park, San Francisco, California, and to another PV Glass customer. SolarSave® Tile revenues have increased by 280% from 2007 primarily as a result of our change in distribution strategy to utilization of the Eagle Roofing Products sales channel.

At May 31, 2008, we deferred revenue in the amount of $2,822,000, which was primarily related to rebate claims submitted to state and federal agencies. The amount of deferred revenue was determined by assigning a declining factor to the rebate, based on the progress of the rebate application through the rebate processing cycle.

For the year ended May 31, 2007, revenues for SolarSave® Tile and SolarSave® Membrane products and WaterEye water monitoring subscriptions totaled $4,292,000. Revenues were significantly below our initial financial projections primarily due to a manufacturing and cell procurement cost structure that was too high relative to the competition and which caused us to price our products at a premium. In addition, our initial sales strategy for our SolarSave® Tile of selling through solar integrators resulted in a sales cost structure that compounded the price disadvantage.

Cost of Sales

For the years ended May 31, 2008 and 2007, cost of sales was $11,100,000 and $9,080,000, respectively. Gross loss for the years ended May 31, 2008 and 2007, was $4,162,000 and $4,788,000, respectively.

The gross loss for the year ended May 31, 2008 of $4,162,000 reflects: the high cost of laminates for the SolarSave® Tile for low volume purchase quantities, higher than expected freight and manufacturing costs incurred as a result of our need to satisfy tight delivery schedules, a $996,000 increase to warranty reserve related to diode failures of SolarSave® Membrane product shipments and a $372,000 increase to warranty reserve related to tile delamination on a small percentage of early production Solar Save® Tiles.

For the year ended May 31, 2007, cost of sales was $9,080,000, resulting in a gross loss of $4,788,000. The cost of sales includes charges for $1,370,000 of inventory reserves for our membrane product, a $547,000 charge to adjust tile inventory to the lower of cost or market and a charge for membrane product warranty reserves totaling $1,520,000. The remaining $5,643,000 of cost of sales exceeded revenues due to an underutilization of manufacturing capacity and the resulting under-absorption of labor and overhead expenses due to lower than anticipated sales volume. The inventory and warranty reserves for the membrane product are primarily related to the estimated costs to correct the corrosion issues with the membrane product for both on-hand inventories and existing installations.

Our industry is still developing and the highly competitive environment continues to put pressure on pricing. In addition, scarce resources of silicon have increased costs of sales. The combination of these factors is putting pressure on gross margins.

We have undertaken a number of initiatives to improve gross margin, the most significant of which is moving from a 3 foot tile to a 4 foot standard tile, which is expected to be commercially available in the calendar-quarter ended December 31, 2008. We believe that the redesign of our SolarSave® Membrane product scheduled for release to market early in 2009 will address the previous product failure issues. We are negotiating with outsourced manufacturers on product pricing for our current and next generation SolarSave® roofing tiles and are also evaluating other cost effective supply options for our laminates and products. As we mature in our relationship with our suppliers and customers and improve forecasting, we expect to reduce costs. In addition, we are currently evaluating the potential of licensing the intellectual property associated with our tile and membrane products. We believe that such a licensing strategy would result in greater operational profitability.

Operating Expenses

Selling, general and administrative

For the years ended May 31, 2008 and 2007, selling, general and administrative expenses (“SG&A”) were $18,747,000 and $17,084,000, respectively.

For the year ended May 31, 2008, SG&A expenses of $18,747,000 included $9,645,000 in stock-based compensation, $1,006,000 of depreciation expense and intangible asset amortization expense, and $1,707,000 of legal and professional fees associated primarily with SEC reporting, contractual matters, and efforts to protect the Company’s intellectual property.

SG&A expenses for the year ended May 31, 2007 were $17,084,000. SG&A expenses included $7,421,000 in non-cash compensation for stock grants to key management, directors, and consultants. Cash-based management fees, wages and salaries were approximately $3,536,000 for fiscal 2007. Legal, professional and consulting fees were approximately $2,249,000 for fiscal 2007. The legal and professional fees were primarily related to our financing activities, our registration statement that went effective in October 2006, the acquisition of WaterEye, and SEC reporting. Depreciation and amortization were $151,000 and $1,350,000, respectively. General administrative, insurance, facilities, and travel for fiscal 2007 were $1,752,000. Advertising expenses, which include investor relations expenses, were $626,000 for fiscal 2007. These expenses were related to the branding of the Open Energy name, participation in trade shows, and the marketing of the SolarSave ® Tiles, Membranes, and Glass.

Research and Development

For the years ended May 31, 2008 and 2007, research and development expenses were $290,000 and $513,000, respectively.

The research and development expenses incurred in both years were related to the ongoing development of the SolarSave® Tiles, SolarSave® Membranes, SolarSave® Glass and future product development. Future research and development efforts will be focused on improvements to our SolarSave® Tiles and Membranes, as well as a suite of asphalt shingle products which we believe will contribute to increasing and retaining market share.

Restructuring costs

For the year ended May 31, 2008, restructuring costs were $849,000. The Company did not incur restructuring costs in 2007.

In December 2007, we adopted a plan to shut down operations at our Aurora, Ontario facility in Canada. The plan was substantially complete as of January 31, 2008. In connection with the plan, we terminated 28 of our 30 full-time employees at the Aurora facility. Existing operations and specified assets at the Aurora facility were transferred to our Grass Valley, California facility and we sold certain of the other assets located at the Aurora facility. We recorded total costs associated with the plan of $849,000, of which $272,000 related to employee termination costs, $210,000 related to asset impairment and relocation costs, $171,000 pertained to lease and lease settlement costs and $196,000 was incurred for legal and administrative costs. At May 31, 2008, $68,000 of lease settlement costs remained outstanding.

Impairment of intangibles and goodwill

The Company has performed annual impairment tests of the carrying value of goodwill and intangibles of its SRS and CRE acquisitions as required under SFAS NO. 142 and SFAS NO. 144, respectively. The tests determined that indications of impairment did not exist for certain purchased intangible assets and goodwill associated with the acquisitions. Based on these assessments, there were no write-offs for the year ended May 31, 2008.

During the year ended May 31, 2007, the Company recorded an impairment charge of $10,540,000 that was related to the impairment of intangibles and goodwill in SRS of $3,500,000 and $2,731,000, respectively, and an impairment of goodwill in WaterEye of $2,525,000. In addition, the Company wrote-off the unamortized amount of $1,694,000 of the SunCone TM CSP license agreement.

Impairment of note receivable

In 2007, the Company wrote off a note receivable of $683,000, including accrued interest totaling $33,000, relating to the divestiture of its oil and gas interests.

There were no such write-offs for the year ended May 31, 2008.

Other income (expense)

Other expenses for year ended May 31, 2008 and 2007 were $12,339,000 and $9,206,000, respectively.

For the year ended May 31, 2008, other expenses totaling $12,339,000 included $10,833,000 in non-cash interest from the amortization of the discounts recorded in connection with warrants, beneficial conversion features and original issue discounts, and non-cash deferred financing fees associated with convertible debentures and notes payable.

In fiscal 2007, other expense was $9,206,000. Interest expense was $8,924,000 in fiscal 2007, of which $8,211,000 was due to warrant repricings and non-cash interest expense related to amortization of the warrants, beneficial conversion feature and original issue discount associated with various debentures.

Net Loss

Our net loss for the year ended May 31, 2008 and 2007 was $34,935,000 and $39,552,000, respectively.

For the year ended May 31, 2008, the net loss of $34,935,000 included $9,645,000 in stock-based compensation, $1,006,000 in depreciation and amortization expense, and $10,833,000 in non-cash interest from the amortization of the discounts recorded in connection with warrants, beneficial conversion features and original issue discounts, and non-cash deferred financing fees associated with convertible debentures and notes payable.

Our net loss was $39,552,000 for fiscal 2007, of which $10,540,000 was the write-off and impairment of intangibles and goodwill, $7,418,000 was stock-based compensation, $1,594,000 was depreciation and amortization expense, and $8,211,000 was non-cash interest expense.

Liquidity and Capital Resources

The Company has incurred losses since its inception totaling approximately $87,388,000 through May 31, 2008. The Company has been selling its products at a negative margin to gain market share and is unsure if or when it will become profitable.

During the year ended May 31, 2008, we funded our operations primarily from private sales of equity and debt securities. We have no unused sources of liquidity. Thus, additional equity or debt financing will need to be raised in the near future to continue operations and implement our business strategy. As discussed below, in April 2008, we entered into a loan and security agreement with The Quercus Trust pursuant to which Quercus agreed to loan us up to $3,500,000 based upon the availability of specified collateral. As of May 31, 2008, we had borrowed $1,550,000 under this agreement and by June 10, 2008 the remaining $1,950,000 had been funded. The loan and security agreement is collateralized by a general security interest in all of our inventory, specified accounts receivable and our cash accounts. If we were to default under the terms and conditions of the loan and security agreement, or if our specified collateral ratios fall below certain levels, Quercus would have the right to accelerate the outstanding indebtedness under the loan and security agreement and foreclose on the collateral. Such a foreclosure would have a material adverse effect on our business, liquidity, results of operations and financial position.

As of May 31, 2008, we had cash and cash equivalents of $327,000 and negative working capital of $4,796,000. For the year ended May 31, 2008, we used $15,099,000 of cash in operations. Investment activities used $145,000 of cash during the year, which was related to the acquisition of property and equipment. Financing activities provided $15,252,000 of cash during the year, with $24,500,000 in gross proceeds resulting from the sale of promissory notes and convertible debentures with warrants.

During the year ended May 31, 2008, we took steps to improve our debt structure in an effort to increase our ability to secure additional financing. We repaid our 8/31/2007 Note for $1,000,000 which matured on February 29, 2008. On February 25, 2008, the Company redeemed all remaining amounts outstanding pursuant to the 5% Debentures (defined below) issued by the Company in 2006 to YA Global Investments, L.P., and its affiliates (formerly known as Cornell Capital Partners, L.P.). The redemption payment, which included principal, accrued interest and a redemption premium, totaled approximately $3,100,000. The Company recognized an immaterial gain on the early extinguishment. While the scheduled maturity date of the 2006 Debentures was in March 2009, the 5% Debentures permitted the holder to demand redemption and a redemption premium for so long as the Company’s common stock was trading below $.50 per share. The 2006 Debentures were the only remaining variably-priced convertible securities in the Company’s capital structure. YA Global Investments held one additional 10% Debenture (defined below) in the principal amount of $3,000,000, which was scheduled to mature in March 2008. YA Global Investments agreed to extend the maturity date and on April 30, 2008, the Company repaid all remaining principal amounts outstanding pursuant to the series 10% Debenture. The payment, which included principal and accrued interest, totaled approximately $3,300,000. The 10% Debenture was the only remaining convertible debenture held by YA Global Investments in the Company’s capital structure.

On September 12, 2008, we entered into a definitive securities purchase agreement with The Quercus Trust.  The securities purchase agreement provides for the purchase by Quercus of warrants to acquire 235,000,000 shares of the Company’s common stock at a purchase price of $.02 per warrant share for a total of $4.2 million of cash, $300,000 of forgiveness of accrued interest on the Series B Convertible Notes held by Quercus and a $200,000 restructuring fee for the amendment of certain terms of the $3.5 million secured loan previously extended to the Company by Quercus. The warrants would have an exercise price equal to $0.067 per share. The $3.5 million secured loan would be amended to (1) extend the maturity date of the secured loan from October 2008 to March 2009, (2) reduce the borrowing base collateral requirement to 100% of the outstanding loan amount, and (3) eliminate the requirement that the Company make prepayments of the secured loan with the proceeds of California state solar rebates received by the Company. The warrants would have an exercise price equal to $0.067 per share. The closing of the financing under the securities purchase agreement is subject to customary conditions precedent that have not been satisfied as of the date of this report.

On September 12, 2008, we entered into a forbearance and repayment agreement with Suntech, our largest supplier. The forbearance agreement provides for a payment plan for the approximately $3 million of payables currently due from us to Suntech with interest at 12% per annum. Pursuant to the forbearance agreement, we agreed to pay $1 million on or prior to September 19, 2008, $500,000 on or prior to January 15, 2009, and six payments of $297,558 on a monthly basis beginning on March 15, 2009 until the entire amount is paid in full.

As of May 31, 2007, we had cash and cash equivalents of $319,000 and negative working capital of $8,492,000. For the year ended May 31, 2007, we used $9,239,000 of cash in operations. Investment activities used $832,000 of cash during the year, which was primarily related to acquisition of property and equipment. Financing activities provided $7,639,000 of cash during the year, with $8,000,000 in gross proceeds from convertible debentures with warrants and $500,000 in proceeds from warrants that were exercised.

To date, the Company has been unable to meet forecasted sales and margin projections and as a result has experienced significant negative cash flow for an extended period of time. Based on its current cash usage rate, the Company estimates that it currently has adequate cash to fund operations only through the end of September 2008. The ability of the Company to continue as a going concern is dependent on obtaining additional financing to support its production and working capital requirements. Management is pursuing a number of possible debt and equity financing opportunities in an effort to address these requirements. However, the Company cannot currently predict the likelihood of being able to raise additional debt or equity financing in an amount, nature or on terms that would be acceptable to the Company and the Company currently does not have any commitments for future debt and/or equity financing. If the Company is unable to obtain additional financing prior to the end of September 2008, the Company may not have sufficient cash to satisfy all ongoing capital requirements and previously incurred liabilities and will have to substantially curtail or cease operations.

Significant Capital Expenditures

We anticipate that we will make limited capital expenditures over the next twelve months for manufacturing equipment and leasehold improvements.

Contractual obligations

The maturities of our long-term debt and future payments relating to our operating leases and other purchase commitments as of May 31, 2008 are as follows (in thousands):

	Payments Due by Period
Contractual Obligation	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-Term Debt	$21,000	$—	$21,000	$—	$—
Operating Leases	476	294	169	13	—
Purchase Commitments	3,024	3,024	—	—	—
	$24,500	$3,318	$21,169	$13	$—

Financings

4/30/2008 Note

On April 30, 2008, the Company entered into a Loan and Security Agreement and issued a promissory note for a loan of up to $3,500,000 (the “4/30/2008 Note”). Pursuant to the Loan Agreement, the Company may borrow an amount equal to the lesser of 50% of the Company’s combined inventory, accounts receivable and cash balances, and 100% of its qualified accounts receivable (as defined in the Loan Agreement) (the “Borrowing Base”), up to a maximum of $3.5 million.

On April 30, 2008, the Company borrowed $1,550,000 under the Loan Agreement.  From April 30, 2008 through June 30, 2008, the Company was permitted to request additional advances under the Loan Agreement in minimum amounts of at least $200,000, as the Company generated additional qualified accounts receivable and assuming the Borrowing Base was satisfied.  All unpaid principal under the 4/30/2008 Note is due in full on October 30, 2008, and the 4/30/2008 Note may be prepaid in full at any time.  The Company is required to make partial prepayments on the 4/30/2008 Note upon receipt of any rebates included in the accounts receivable portion of the Collateral (defined below), and upon determination that the Borrowing Base is not satisfied at specified intervals during the term of the 4/30/2008 Note.

Interest on the 4/30/2008 Note is payable in warrants to acquire shares of the Company’s common stock at an exercise price of $.506 per share.  The total number of warrants that may be issued, assuming the maximum loan amount of $3.5 million is funded is 1,389,096, which the parties agreed equates to an 18% per annum interest rate on the 4/30/2008 Note.  The warrants have a seven-year term.  On April 30, 2008, the Company issued warrants to acquire 615,171 shares of the Company’s common stock upon the receipt of the $1,550,000 described above.  The Company recorded prepaid interest of $137,589 in payment of interest in warrant shares.

The 4/30/2008 Note is secured by a first priority security interest in all of the Company’s inventory, accounts receivable and money and deposit accounts (the “Collateral”).  If any event of default occurs under the Loan Agreement, the lender may: (1) declare null and void its obligation to make any additional advances under the 4/30/2008 Note, (2) require the Company to immediately repay the 4/30/2008 Note in full, (3) foreclose on the Collateral, and (4) assert all other rights and remedies of a lender under applicable law.

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

The maturity date of the 12/7/07 Notes is three years from December 7, 2007, which may be accelerated at the option of the investors if (i) a trigger event (as defined in the 12/7/07 Notes) has occurred and is continuing, and (ii) through the date that is ten business days after the consummation of a change of control in the event that a change of control is publicly announced.  The Company does not have the right to prepay the 12/7/07 Notes in whole or in part without penalty prior to the maturity date.  The 12/7/07 Notes are convertible into shares of the Company’s common stock at an initial price of $0.50 per share, subject to adjustment, including anti-dilution protection, on the terms set forth in the 12/7/07 Notes.  The 12/7/07 Notes accrue interest at a rate of 6% per annum, with accrued interest due and payable quarterly in arrears.

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

In connection with the 12/7/07 Notes and 12/7/07 Warrants, the Company recorded debt discount in the aggregate amount of $487,500 in accordance with EITF 98-05, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios and EITF 00-27, Application of Issue No. 98-05 to Certain Convertible Instruments.  As a result of the debt discounts recorded in connection with the 12/7/07 Notes, the effective interest rate on the date of issuance was estimated to be approximately 22%.

As discussed above, the 12/7/07 Notes accrue interest at a rate of 6% per annum, with accrued interest due and payable quarterly in arrears on each January 1, April 1, July 1 and October 1 beginning on the first such date after December 7, 2007.  The Company had not made the interest payments due on the following dates: January 1, 2008 and April 1, 2008.  The total past due interest owed through March 31, 2008 was approximately $19,000.  The Company entered into an amendment of its 12/7/07 Notes effective as of April 17, 2008, which are more fully described below under “9/19/07 Note.”  In connection with the amendment of the 12/7/07 Notes, we issued warrants to acquire a total of 89,334 shares of our common stock with an exercise price of $0.506 per share to the holders of the 12/7/07 Notes in lieu of accrued and unpaid interest that was in arrearage (44,667 of such warrants were issued after May 31, 2008).  The other terms of such warrants are substantially the same as the warrants issued to the holders of the 12/7/07 Note.

9/19/2007 Note

On September 19, 2007, the Company issued to an accredited investor (i) a convertible note in the principal amount of $20,000,000 (the “9/19/07 Note”) and (ii) a warrant to acquire up to 40,000,000 shares of common stock (the “9/19/07 Warrant”) for an aggregate purchase price of $20,000,000.

The maturity date of the 9/19/07 Note is three years from September 19, 2007, which may be accelerated at the option of the holder if (i) a trigger event (as defined in the 9/19/07 Note) has occurred and is continuing on the maturity date, and (ii) through the date that is ten business days after the consummation of a change of control in the event that a change of control is publicly announced.  The Company does not have the right to prepay the 9/19/07 Note in whole or part without penalty prior to the maturity date.  The Company may not declare or pay any cash dividend or distribution on its capital stock while the 9/19/07 Note is outstanding without the prior express written consent of the holder.  The 9/19/07 Note is convertible at the option of the holder into shares of the Company’s common stock at an initial price of $0.50 per share, subject to adjustment as specified in the 9/19/07 Note.  The 9/19/07 Note accrues interest at a rate of 6% per annum with accrued interest due and payable quarterly in arrears.

The 9/19/07 Warrant is exercisable for up to 40,000,000 shares of common stock at an exercise price of $0.506, which is subject to adjustment as described in the 9/19/07 Warrant.  The 9/19/07 Warrant expires 84 months after the initial closing date of September 19, 2007.  In addition, warrants to purchase 1,600,000 shares at $0.50 per share were issued to an investment banker for services rendered in connection with the financing.

In connection with the 9/17/07 Note and 9/17/07 Warrant, the Company recorded debt discount in the aggregate amount of $16,910,000 in accordance with EITF 98-05, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios and EITF 00-27, Application of Issue No. 98-05 to Certain Convertible Instruments.  As a result of the debt discounts recorded in connection with the 9/17/07 Note, the effective interest rate on the date of issuance was estimated to be approximately 64%.

As discussed above, the 9/19/07 Note accrues interest at a rate of 6% per annum, with accrued interest due and payable quarterly in arrears on each January 1, April 1, July 1 and October 1 beginning on the first such date after September 17, 2007.  The Company had not made the interest payments due on the following dates: October 1, 2007, January 1, 2008 and April 1, 2008.  The total past due interest owed through March 31, 2008 was approximately $641,000.  On April 16, 2008, we entered into amendments of our 9/19/2007 Note and our 12/7/07 Notes (collectively, our “Series B Convertible Notes”) with the holders thereof, which amendments:

•                  Permit us to issue shares of our common stock that are not registered pursuant to the Securities Act of 1933, as amended, in lieu of cash interest payments on the Series B Convertible Notes;

•                  Permit us to issue warrants to acquire shares of our common stock, in lieu of cash interest payments on the Series B Convertible Notes, which warrants will have an exercise price per share equal to the greater of $0.506 per share or 5-day weighted average price per share of our common stock and ; and

•                  Waive any prior defaults or trigger events caused by our previous failure to pay interest on our Series B Convertible Notes when due, upon the issuance of warrants in lieu of such accrued interest.

On April 17, 2008, we issued warrants to acquire a total of 3,003,390 shares of our common stock with an exercise price of $0.506 per share to the holder of our 9/19/2007 Note in lieu of accrued and unpaid interest that was in arrearage.  The other terms of such warrants are substantially the same as the 9/19/07 Warrants.

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

The carrying value of the 8/31/07 Note will accrete to the face value over the life of the debt, as the value of the discounts is expensed.  As a result of the debt discounts recorded in connection with the 8/31/07 Note, the effective interest rate on the date of issuance was estimated to be approximately 147%.

6/15/2007 Note

On June 15, 2007, the Company entered into a Note and Warrant Purchase Agreement with an accredited investor for the private placement of a $950,000 promissory note (the “6/15/07 Note”) and a related warrant to acquire up to 4,000,000 shares of common stock (the “6/15/07 Warrant”) for a purchase price of $750,000.  The maturity date of the 6/15/07 Note was October 15, 2007, and it was paid in full on October 5, 2007.  The 6/15/07 Warrant is exercisable for three years, and is subject to anti-dilution provisions and a floor exercise price of $0.05 per share.

In addition to the purchase discount of $200,000, debt discount in the amount of $590,000 was recorded based on the estimated fair value of the 6/15/07 Warrant.  In addition, a warrant to purchase 400,000 shares of common stock at the rate of $0.50 per share that expires on June 15, 2012, was issued to an investment banker for services rendered in connection with the financing.

5% Secured Convertible Debentures and Related Warrants

On February 25, 2008, the Company redeemed all remaining principal amounts outstanding pursuant to the 5% Debentures issued by the Company in 2006 to YA Global Investments, L.P., and its affiliates (formerly known as Cornell Capital Partners, L.P.) (the “5% Debenture”).  The total redemption payment, which included principal, accrued interest and a redemption premium, amounted to approximately $3.1 million and the Company recognized an immaterial gain on the early extinguishment.

0% Convertible Debentures and Related Warrants

As of May 31, 2008 all of the 0% Debentures, originally issued in February 2006, have been converted and are no longer outstanding.

As of February 29, 2008, 1,475,010 warrants issued in connection with the 0% Debentures were outstanding at an exercise price of $0.2419 per share.  The exercise price is subject to further adjustment upon the occurrence of certain specified events including, but not limited to, the issuance of securities at a deemed price below the current exercise price, stock dividends, stock splits, mergers or reorganizations, and our failure to meet certain revenue milestones.

10% Secured Convertible Debentures and Related Warrants

On March 30, 2007, we issued to YA Global Investments (formerly Cornell Capital Partners, L.P.): (i) a Convertible Secured Debenture in the original principal amount of $3,000,000 (the “10% Debenture”) and (b) a Warrant to purchase up to 6,000,000 shares of our common stock, which were issued and sold for an aggregate purchase price of $3,000,000.  The 2007 Debenture accrued interest at a rate of 10% per annum and was originally scheduled to mature on March 30, 2008.  The maturity date was extended to April 30, 2008.  No payments of interest or principal were due under the 10% Debenture until maturity.  Subject to specified limitations, the 10% Debenture was convertible at any time at Cornell’s option into shares of our common stock at a conversion price of $0.50 per share, subject to adjustment as set forth in the 10% Debenture.  The warrant issued to Cornell has an initial exercise price of $0.50 per share, subject to adjustment, and a term of five years from the issuance date.  On April 30, 2008, the Company repaid all remaining principal amounts outstanding pursuant to the 10% Debenture.  The total payment, which included principal and accrued interest, totaled approximately $3,300,000.  The 10% Debenture was the only remaining convertible debenture held by YA Global Investments in the Company’s capital structure.

Payroll Withholding Taxes

As discussed in Note 13 of the Consolidated Financial Statements, during the fiscal years ended May 31, 2006 and 2007, we did not withhold for or pay federal or state employment or income taxes associated with the vesting dates for restricted stock set forth in certain officers’ and employees’ employment agreements, or associated with the grants of shares to officers and employees during their employment periods for consulting and/or director services.  We also did not withhold or pay employment or income taxes for shares of common stock issued to a non-executive employee during the fiscal year ended May 31, 2006, and another employee during the fiscal year ended May 31, 2007.

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

Total accrued liabilities at May 31, 2008 and 2007 associated with the employees’ and employer’s combined portion of required withholding, which is an obligation of our company to the extent not satisfied by the employees, are $190,000 and $2,417,000, respectively.  We also may be subject to penalties and interest, estimated to be approximately $9,000 and $324,000 for the fiscal years ended May 31, 2008 and 2007, respectively, which has been recorded as other expense.  In January 2008, the Company paid past-due taxes related to these restricted stock grants, as well as related estimated interest and penalties associated with previously unpaid taxes.

The Company has recorded corresponding amounts due from the officers and employees at May 31, 2008 and 2007 totaling $397,000 and $1,993,000, respectively.  These amounts are classified as due from related parties on the accompanying balance sheets and represent the amount of the liability that is owed by the individuals to the Company for the required withholdings not made on their behalf.  In December 2007, the Company received $1,498,770 from its chairman and chief executive officer to satisfy the employee portion of the required withholding taxes on his restricted stock grants.  The May 31, 2008 balance represents the remaining obligation for one employee and one former employee to repay the Company for taxes to be paid on their behalf.

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

Recent Accounting Pronouncements

Adoption of New Accounting Pronouncement

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB No. 109  (“FIN 48”) which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return.  Additionally, FIN 48 provides guidance on recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions.  The Company adopted FIN 48 at the beginning of fiscal year 2007.  The adoption of FIN 48 did not impact our consolidated financial position, results of operations and cash flows (see Note 20).

Recent Accounting Pronouncements

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value.  The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates.  A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  Adoption is required for fiscal years beginning after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or after November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157.  The Company is currently evaluating the impact of this guidance on its consolidated financial position, results of operations and cash flows.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141R”).  SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination.  SFAS 141R also establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; (b) improves the completeness of the information reported about a business combination by changing the requirements for recognizing assets acquired and liabilities assumed arising from contingencies; (c) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (d) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early application is not permitted.  The Company has not yet determined the impact, if any, SFAS No. 141R will have on its consolidated financial statements.

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

In December 2007, the FASB ratified the Emerging Issues Task Force consensus on EITF Issue No. 07-1, Accounting for Collaborative Arrangements that discusses how parties to a collaborative arrangement (which does not establish a legal entity within such arrangement) should account for various activities.  The consensus indicates that costs incurred and revenues generated from transactions with third parties (i.e., parties outside of the collaborative arrangement) should be reported by the collaborators on the respective line items in their income statements pursuant to EITF Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent.  Additionally, the consensus provides that income statement characterization of payments between the participants in a collaborative arrangement should be based upon existing authoritative pronouncements; analogy to such pronouncements if not within their scope; or a reasonable, rational, and consistently applied accounting policy election.  EITF Issue No. 07-1 is effective beginning January 1, 2009 and is to be applied retrospectively to all periods presented for collaborative arrangements existing as of the date of adoption.  The Company is currently evaluating the impacts and disclosures of this standard, but would not expect EITF Issue No. 07-1 to have a material impact on the Company’s consolidated results of operations or financial condition.

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

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determining the Useful Life of Intangible Assets (“FSP 142-3”).  FSP 142-3 amends the factors to be considered in determining the useful life of intangible assets.  Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value.  FSP 142-3 is effective for fiscal years beginning after December 15, 2008.  The Company is currently evaluating the impact of this guidance on its consolidated financial position, results of operations and cash flows.

On May 9, 2008, the FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement (“FSP APB 14-1”).  FSP APB 14-1 requires issuers of convertible debt that may be settled wholly or partly in cash when converted to account for the debt and equity components separately.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and must be applied retrospectively to all periods presented.  The Company is currently evaluating the impact of this guidance on its consolidated financial position, results of operations and cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Policies” (“SFAS No. 162”), which reorganizes the GAAP hierarchy. The purpose of the new standard is to improve financial reporting by providing a consistent framework for determining what accounting principles should be used when preparing the U.S. GAAP financial statements. The standard is effective 60 days after the SEC’s approval of the PCAOB’s amendments to AU Section 411. The adoption of SFAS No. 162 is not expected to have an impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60” (“SFAS No. 163”). SFAS 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. The Company does not expect that SFAS No. 163 will have a material impact on its consolidated financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”), which requires entities to apply the two-class method of computing basic and diluted earnings per share for participating securities that include awards that accrue cash dividends (whether paid or unpaid) any time common shareholders receive dividends and those dividends do not need to be returned to the entity if the employee forfeits the award. FSP EITF 03-6-1 will be effective for the Company on January 1, 2009 and will require retroactive disclosure. The Company is currently evaluating the impact of adopting FSP EITF 03-6-1 on its financial position, cash flows, and results of operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1933.

ITEM 7A.                                            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure not required as a result of the Company’s status as a smaller reporting company.

ITEM 8.                                                     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of May 31, 2008 and 2007

Consolidated Statements of Operations for the years ended May 31, 2008 and 2007

Consolidated Statements of Changes in Stockholders’ Equity for the years ended May 31, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended May 31, 2008 and 2007

Notes to the Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Open Energy Corporation

Solana Beach, California

We have audited the accompanying consolidated balance sheets of Open Energy Corporation and its subsidiaries as of May 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that were appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Open Energy Corporation as of May 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP

San Diego, California
September 15, 2008

OPEN ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	May 31, 2008	May 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$327	$319
Accounts receivable, net of allowance for doubtful accounts of $232 and $138 at May 31, 2008 and 2007, respectively	3,834	415
Inventories	2,221	1,857
Deferred charges	2,617	—
Prepaid expenses and other current assets	367	380
Total current assets	9,366	2,971

Fixed assets, net	757	1,298
Due from related parties	397	1,993
Deferred financing costs, net	1,644	93
Intangible assets, net	4,196	4,889
Goodwill	10,221	10,221
Total assets	$26,581	$21,465

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,283	$1,687
Notes payable, current maturities	1,516	325
Current portion of convertible debentures, net	—	1,778
Advances from related parties	67	312
Other accrued liabilities	4,474	6,164
Deferred revenue	2,822	1,197
Total current liabilities	14,162	11,463

Notes payable, net of current maturities	—	14
Long-term portion of convertible debentures, net	5,351	4,178
Deferred tax liability	3,943	1,752
Total liabilities	23,456	17,407

Commitments and contingencies (Note 17)

Stockholders’ equity
Common stock, $0.001 par value; 1,125,000,000 shares authorized; 127,952,400 and 103,801,854 shares issued and outstanding at May 31, 2008 and 2007, respectively	128	104
Additional paid—in capital	90,385	56,407
Accumulated deficit	(87,388)	(52,453)
Total stockholders’ equity	3,125	4,058

Total liabilities and stockholders’ equity	$26,581	$21,465

The accompanying notes are an integral part of these consolidated financial statements.

OPEN ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Twelve Months Ended May 31,
	2008	2007
Revenues, net	$6,938	$4,292
Cost of sales	11,100	9,080
Gross profit (loss)	(4,162)	(4,788)

Operating expenses:
Selling, general and administrative	18,747	17,084
Research and development	290	513
Restructuring Costs	849	—
Impairment of intangibles and goodwill	—	10,540
Impairment of note receivable	—	683
Total operating expenses	19,886	28,820

Loss from operations	(24,048)	(33,608)

Other income (expense):
Interest income	314	70
Interest expense	(12,391)	(8,924)
Other income (expense)	(188)	(237)
Loss on foreign exchange	(74)	(115)
Total other income (expense)	(12,339)	(9,206)

Loss before income tax benefit	(36,387)	(42,814)
Income tax benefit	1,452	3,262
Net loss	$(34,935)	$(39,552)

Net loss per share – basic and diluted	$(0.29)	$(0.49)

Weighted average shares outstanding - basic and diluted	121,527,253	81,085,056

The accompanying notes are an integral part of these consolidated financial statements.

OPEN ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended May 31, 2008 and 2007
(In thousands, except stock shares)

	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Other Comprehensive Income	Total Stockholders’ Equity
Balance, May 31, 2006	69,131,663	69	30,589	(12,901)	7	17,764

Restricted stock amortization	—	—	6,420	—	—	6,420

Issuance of stock for services	421,483	1	233	—	—	234

Issuance of stock and warrants for licensing rights	100,000	—	1,787	—	—	1,787

Cancellation of stock issued for licensing rights	(100,000)	—	—	—	—	—

Issuance of warrants in connection with debt financing	—	—	1,801	—	—	1,801

Beneficial conversion feature - convertible debt, net of income tax	—	—	229	—	—	229

Conversion of convertible debentures	26,261,997	26	10,029	—	—	10,055

Issuance of stock in legal settlement	75,000	—	70	—	—	70

Issuance of stock in connection with acquisitions	6,911,711	7	2,905	—	—	2,912

Stock based compensation expense	—	—	765	—	—	765

Issuance of stock upon warrant exercise	1,000,000	1	499	—	—	500

Foreign currency translation adjustments	—	—	—	—	(7)	(7)

Warrant repricing	—	—	1,080	—	—	1,080

Net loss	—	—	—	(39,552)	—	(39,552)

Balance, May 31, 2007	103,801,854	$104	$56,407	$(52,453)	$—	$4,058

Restricted stock amortization	—	—	5,489	—	—	5,489

Issuance of stock for services	6,250	—	3	—	—	3

Issuance of warrants in connection with debt financing	—	—	10,577	—	—	10,577

Beneficial conversion feature - convertible debt, net of income tax	—	—	7,975	—	—	7,975

Tax benefit on beneficial conversion feature	—	—	(3,643)	—	—	(3,643)

Conversion of convertible debentures	22,897,003	23	8,273	—	—	8,296

Issuance of stock in connection with SRS settlement	368,040	0	110	—	—	110

Stock based compensation expense	—	—	4,154	—	—	4,154

Issuance of stock upon warrant exercise	879,251	1	252	—	—	253

Warrants issued in payment of interest	—	—	788	—	—	788

Net loss	—	—	—	(34,935)	—	(34,935)

Balance, May 31, 2008	127,952,398	$128	$90,385	$(87,388)	$—	$3,125

The accompanying notes are an integral part of these consolidated financial statements.

OPEN ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Twelve Months Ended May 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(34,935)	$(39,552)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,005	1,593
Interest from amortization of warrants and beneficial conversion feature, net of tax	8,800	6,507
Amortization of deferred financing costs	820	51
Amortization of original issue discount	1,189	573
Warrant repricing	—	1,080
Stock issued in SRS settlement	110	—
Stock issued in legal settlement	—	70
Stock based compensation	9,646	7,418
Increase in allowance for doubtful accounts	94	138
Reduction to inventory reserves	(1,232)	1,917
Loss on disposition of fixed assets	297	—
Impairment of fixed assets	119	—
Impairment of intangibles and goodwill	—	10,541
Reserve for note receivable and accrued interest receivable	—	683
Deferred taxes	(1,452)	(3,236)
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(3,513)	(228)
Due from related parties	1,596	(853)
Inventories	825	(842)
Deferred Charges	(2,617)	—
Other current assets	13	124
Accounts payable	3,596	545
Advances from related parties	(245)	—
Other accrued liabilities	(840)	3,177
Deferred revenue	1,625	1,055
Net cash used in operating activities	(15,099)	(9,239)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(145)	(852)
Additions to intangible assets	—	(2)
Acquisitions, net of cash acquired	—	22
Net cash used in investing activities	(145)	(832)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	2,500	—
Proceeds from issuance of convertible debt	22,000	8,000
Proceeds from warrant exercise	—	500
Payments on convertible debt	(6,279)	—
Payments on notes payable	(1,133)	(149)
Payments on advances from related parties	—	(2)
Payment of debt issuance costs	(1,836)	(710)
Net cash provided by financing activities	15,252	7,639

Effect of foreign currency translation	—	(7)

Net increase (decrease) in cash and cash equivalents	8	(2,439)

Cash and cash equivalents at beginning of period	319	2,758

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$327	$319

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for:
Interest	$33	$13
Income taxes	$—	$—

Non-cash investing and financing activities:
Stock issued and to be issued in connection with acquisition	$110	$3,643
Liabilities assumed in connection with acquisition	$—	$24
Assets acquired in connection with acquisition	$—	$2,873
Payment of convertible note and accrued interest with warrant exercise	$(253)	$—
Stock issued upon exercise of warrants	$253	$1,801
Warrants issued in payment of interest	$788	—
Warrants issued in connection with debt financing	$10,579	$229
Beneficial conversion feature associated with convertible debt	$9,145	$—
Stock issued upon conversion of debt	$8.296	$10,055
Stock and warrants issued for technology license	$—	$1,787
Acquisition of fixed assets pursuant to notes payable agreement	$—	$91
Acquisition of fixed assets pursuant to capital lease	$—	$16

The accompanying notes are an integral part of these consolidated financial statements.

Open Energy Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended May 31, 2008 and 2007

Note 1 – Description of Business

Open Energy Corporation, a Nevada corporation (the “Company” or “OEC”), is a renewable energy company focused on the development and commercialization of a portfolio of solar electric technologies for residential, commercial and industrial applications.  The Company currently designs, manufactures and distributes building-integrated photovoltaic (BIPV) roofing tiles, roofing membranes and architectural photovoltaic glass products under the SolarSave® trade name.  The company currently maintains two facilities:  a corporate office in Solana Beach, California for senior management, marketing, sales, customer service, legal and finance; an engineering facility in Grass Valley, California for product design, project engineering, prototyping, customer glass manufacturing, and materials management.  In addition, the Company is planning to open a sales and logistics office in Sacramento, adjacent to one of OEC’s major channel partner facilities.

Shares of the Company’s common stock currently trade on the OTC Bulletin Board under the symbol “OEGY.OB” (formerly BBSE.OB).  In April 2006, the Company effected a corporate name change from Barnabus Energy, Inc. to Open Energy Corporation.  (In May 2005, the Company had effected a corporate name change from Barnabus Enterprises, Ltd. to Barnabus Energy, Inc).

Note 2 – Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has incurred losses since its inception totaling approximately $87,388,000 through May 31, 2008.  As of May 31, 2008, we had cash and cash equivalents of $327,000, and negative working capital of $4,796,000.  During the year ended May 31, 2008, we funded our operations from private sales of equity and debt securities and as of May 31, 2008, have no unused sources of liquidity.  We believe our current cash will only provide sufficient working capital to fund our operations through September 2008.  Our current cash requirements are significant due to significant inventory purchases; the need to bring in additional personnel to support our sales efforts; delays in product shipments as a result of the shift to outsourcing and the suspension of membrane product shipments; research and development expenses; and other operational expenses.  We expect to continue to use significant sources of cash to fund our operations during fiscal 2009.  Thus, additional equity or debt financing will need to be raised in the near future to implement our business strategy.

The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital or it could be forced to cease operations.  In order to continue as a going concern, the Company will also need to develop and grow its customer base and revenues and achieve a profitable level of operations.  Management’s plans to obtain such resources for the Company include raising additional capital through sales of debt and equity, the proceeds of which will be used to support its production and working capital requirements.  In September 2008 the Company entered into a securities purchase agreement pursuant to which it expects to receive initial gross cash proceeds of $4.2 million (see Note 22). The financial statements included herein do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 - Summary of Significant Accounting Policies

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

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”).  The Company generates revenue from the sale of PV roofing tiles, PV roofing membranes, balance of system products, and management system products to our dealers or other parties.  The Company does not perform any installations of PV products.  The Company does, however, install water monitoring systems and recognizes corresponding license/subscription revenue consistent with the requirements of AICPA Statement of Position (SOP) 97-2, Software Revenue Recognition .  SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectability is reasonably assured.  Amounts billed or received from customers in advance of performance are recorded as deferred revenue.

Deferred Revenue and Deferred Charges - Sales Subject to State Rebates

The Company records deferred revenue in connection with sales to certain customers of products that qualify for state rebates that have been assigned to the Company by the customer.  Based on the assignment of the rebate to the Company, the Company bills the customer net of the anticipated rebate and assumes the responsibility for collection of the rebate.  The rebate processing cycle involves a multi-step process in which the Company accumulates and submits information required by the state agency necessary for the collection of the rebate.  The entire process can take up to 120 days or more to complete.  Although title to the products sold have transferred to the customer, due to uncertainty relating to the collection of the rebate and the determination of the ultimate price to be received, the Company defers revenue on the portion of the selling price related to the rebate, until such time that the rebate claim is submitted to the state agency.

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

Fair Value of Financial Instruments

Cash, accounts receivable and accounts payable are stated at their respective carrying values, which approximate their fair values. The carrying value of notes payable approximates their estimated fair values as these obligations bear interest at rates which approximate current market rates.

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

Derivative Financial Instruments

The Company accounts for derivative instruments in accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), and its related interpretations, and complies with SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS No. 133”) ..  SFAS No. 133 and SFAS No. 138 establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities.

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

For the year ended May 31, 2008, a total of 42,000,000 shares underlying convertible debt, 74,973,656 shares underlying warrants and 17,570,386 outstanding stock options to purchase shares of our common stock have been excluded from the calculation because they are deemed to be anti-dilutive.

Segment Reporting

The Company has determined it operates in one operating segment. Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker assesses the Company’s performance, and allocates its resources as a single operating segment.

Note 4 – Recent Accounting Pronouncements

Adoption of New Accounting Pronouncement

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB No. 109 (“FIN 48”) which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return.  Additionally, FIN 48 provides guidance on recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions.  The Company adopted FIN 48 at the beginning of fiscal year 2007.  The adoption of FIN 48 did not impact our consolidated financial position, results of operations and cash flows (see Note 11).

Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141R”).  SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination.  SFAS 141R also establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; (b) improves the completeness of the information reported about a business combination by changing the requirements for recognizing assets acquired and liabilities assumed arising from contingencies; (c) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (d) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early application is not permitted.  The Company has not yet determined the impact, if any, SFAS No. 141R will have on its consolidated financial statements.

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

In December 2007, the FASB ratified the Emerging Issues Task Force consensus on EITF Issue No. 07-1, Accounting for Collaborative Arrangements that discusses how parties to a collaborative arrangement (which does not establish a legal entity within such arrangement) should account for various activities.  The consensus indicates that costs incurred and revenues generated from transactions with third parties (i.e., parties outside of the collaborative arrangement) should be reported by the collaborators on the respective line items in their income statements pursuant to EITF Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent.  Additionally, the consensus provides that income statement characterization of payments between the participants in a collaborative arrangement should be based upon existing authoritative pronouncements; analogy to such pronouncements if not within their scope; or a reasonable, rational, and consistently applied accounting policy election.  EITF Issue No. 07-1 is effective beginning January 1, 2009 and is to be applied retrospectively to all periods presented for collaborative arrangements existing as of the date of adoption.  The Company is currently evaluating the impacts and disclosures of this standard, but would not expect EITF Issue No. 07-1 to have a material impact on the Company’s consolidated results of operations or financial condition.

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

In April 2008, the FASB issued Staff Position No. 142-3, Determining the Useful Life of Intangible Assets (“FSP 142-3”).  FSP 142-3 amends the factors to be considered in determining the useful life of intangible assets.  Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value.  FSP 142-3 is effective for fiscal years beginning after December 15, 2008.  The Company is evaluating the effect the implementation will have on its consolidated financial statements.

In May, 2008, the FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”).  FSP APB 14-1 requires issuers of convertible debt that may be settled wholly or partly in cash when converted to account for the debt and equity components separately.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and must be applied retrospectively to all periods presented.  The Company is evaluating the effect the implementation will have on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Policies” (“SFAS No. 162”), which reorganizes the GAAP hierarchy. The purpose of the new standard is to improve financial reporting by providing a consistent framework for determining what accounting principles should be used when preparing the U.S. GAAP financial statements. The standard is effective 60 days after the SEC’s approval of the PCAOB’s amendments to AU Section 411. The adoption of SFAS No. 162 is not expected to have an impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60” (“SFAS No. 163”). SFAS 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. The Company does not expect that SFAS No. 163 will have a material impact on its consolidated financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”), which requires entities to apply the two-class method of computing basic and diluted earnings per share for participating securities that include awards that accrue cash dividends (whether paid or unpaid) any time common shareholders receive dividends and those dividends do not need to be returned to the entity if the employee forfeits the award. FSP EITF 03-6-1 will be effective for the Company on January 1, 2009 and will require retroactive disclosure. The Company is currently evaluating the impact of adopting FSP EITF 03-6-1 on its financial position, cash flows, and results of operations.

Note 5 – Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	May 31, 2008	May 31, 2007
Assigned rebates	$2,734	$106
Trade accounts	1,332	447
Less: Allowance for doubtful accounts	(232)	(138)
Total	$3,834	$415

Assigned rebates represent uncollected rebates from the California Energy Commission that have been assigned to the Company from its customers.  The Company records deferred revenue in connection with sales to certain customers of products that qualify for state rebates that have been assigned to the Company by the customer.  Based on the assignment of the rebate to the Company, the Company bills the customer net of the anticipated rebate and assumes the responsibility for collection of the rebate.  The rebate processing cycle involves a multi-step process in which the Company accumulates and submits information required by the state agency necessary for the collection of the rebate.  The entire process can take up to 120 days or more to complete.

Note 6 – Inventories

Inventories consisted of the following (in thousands):

	May 31,
	2008	2007
Raw materials	$2,181	$2,532
Work-in-process	—	540
Finished goods	724	702
Less reserves	(684)	(1,917)
Total	$2,221	$1,857

Note 7 – Deferred Charges

At May 31, 2008, the Company had deferred charges of $2,617,000.  These charges represent the cost of sales related to revenue that has been deferred in connection with the rebate collection process.

Note 8 –Fixed Assets

Fixed assets are stated at cost less accumulated depreciation and amortization.  Depreciation and amortization of fixed assets are provided over the estimated useful lives of the assets, or the related lease terms if shorter, by the straight-line method.  Useful lives range as follows:

Computers and networks	3 years
Machinery and equipment	5-7 years
Furniture and fixtures	5-7 years
Leasehold improvements	Lesser of lease term or useful life of the improvement

Fixed assets consisted of the following (in thousands):

	May 31,
	2008	2007
Computers and Networks	$336	$310
Machinery and Equipment	683	735
Furniture and fixtures	137	89
Leasehold improvement	13	59
Construction in progress	0	369
Subtotal	1,169	1,562
Less: accumulated depreciation	(412)	(264)
Fixed assets, net	$757	$1,298

Depreciation expense was $312,000 and $243,000 for the years ending May 31, 2008 and 2007, respectively.

Note 9 – Due from Related Parties

Amounts due from related parties as of May 31, 2008 and 2007 of $397,000 and $1,993,000, respectively, consist of estimated balances owed by certain officers and other employees to the Company for income tax withholding in connection with previously issued restricted stock grants (see Notes 12 and 13).  In December 2007, the Company received $1,498,770 from its Chairman and Chief Executive Officer to satisfy the employee portion of the required withholding taxes on restricted stock grants to him that have vested to date.  In January 2008, the Company paid past-due federal and state employment taxes, as well as related estimated interest and penalties associated with previously unpaid taxes.  The May 31, 2008 balance represents the remaining obligation for one employee and one former employee to repay the Company for taxes paid and to be paid on their behalf.

Note 10 – Deferred Financing Costs, net

The Company capitalizes costs directly related to financing agreements and certain qualified debt restructuring costs, and amortizes these costs as additional interest expense over the terms of the related debt.

Net deferred financing costs are comprised of the following (in thousands):

	May 31, 2008	May 31, 2007
Deferred financing costs	$2,159	$152
Accumulated amortization	(515)	(59)
Deferred financing costs, net	$1,644	$93

For the year ended May 31, 2008 and 2007, the Company recognized amortization expense of $820,000 and $51,000, respectively, related to deferred financing fees.

Note 11 – Goodwill and Intangible Assets

As of May 31, 2008 and 2007, goodwill and intangible assets consisted of the following (in thousands):

	May 31,
	2008	2007
Goodwill:

CRE	$6,097	$6,097
SRS	3,846	3,846
WaterEye	278	278
	$10,221	$10,221

	Weighted
	average
	amortization period	May 31,
	(years)	2008	2007
Amortized intangible assets:

Patented technologies	(8)	$5,699	$5,699
Customer relationships	(8)	462	462
Backlog	(0.5)	—	300
Subtotal		6,161	6,461
Less: accumulated amortization		(2,075)	(1,682)
Total amortized intangibles		4,086	4,779

Unamortized intangible assets:
Trademarks		110	110
Total unamortized intangibles		110	110

Total intangibles		$4,196	$4,889

Aggregate amortization expense for all intangible assets for the years ended May 31, 2008 and 2007 totaled $694,000 and $1,350,000, respectively.  Estimated amortization of intangible assets is $699,000 annually for fiscal 2009 through 2012 and $1,290,000 thereafter.

Note 12 – Advances from Related Parties

The Company assumed advances from various related parties, including shareholders, in connection with the acquisition of SRS.  These advances are due on demand and bear interest as of May 31, 2008 and 2007, at 18% and 6% per annum respectively.

On March 7, 2008, the Company entered into a settlement and general release agreement (the “Settlement Agreement”) with the former stockholders (the “SRS Stockholders”) of Solar Roofing Systems, Inc.  The Settlement Agreement was entered into to settle certain disagreements related to the rights and liabilities of the Company and the SRS Stockholders under the terms of the stock purchase agreement the Company entered with Solar Roofing Systems, Inc. and the SRS Stockholders in February 2006.  Under the terms of the Settlement Agreement, among other things, in exchange for mutual releases given by the Company and the SRS Stockholders in favor of the other, the Company agreed to pay off principal and interest of approximately $436,000 for certain loans owed to the SRS Stockholders.

As of May 31, 2008 and 2007, balances due to related parties totaled $67,000 and $312,000, respectively, and related accrued interest totaled $3,000 and $81,000, respectively.

Note 13 – Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	May 31,	May 31,
	2008	2007
Accrued warranty	$2,403	$1,520
Payroll liabilities	406	2,533
Accrued interest	351	879
Common stock issuable	746	734
Accrued legal fees	74	—
Accrued restructuring costs	68	—
Other	426	498
Total	$4,474	$6,164

Accrued warranty.  Changes in the warranty reserve for the year ended were the following (in thousands):

	May 31, 2008	May 31, 2007
Beginning balance	$1,520	$16
Provisions	1,578	1,504
Warranty settlements	(695)	—
Ending balance	$2,403	$1,520

Included in the accrued warranty reserve is $943,000 related to warranty work to repair diodes on the Company’s SolarSave® membrane product that was shipped in prior quarters, $987,000 related to a product corrosion issue on the Company’s SolarSave® membrane product shipped in prior quarters, $277,000 related to tile delamination, and $196,000 related to a general reserve on products sold to date.

Payroll liabilities.  Included in payroll liabilities at May 31, 2008 and 2007 are liabilities totaling $190,000 and $2,417,000, respectively, representing estimated employer and employee taxes, employee withholding, interest and penalties related to stock-based compensation resulting from the vesting through February 29, 2008 and May 31, 2007 of previous issuances of restricted common stock to certain officers and employees of the Company.  In connection with the issuance of these shares, the Company failed to withhold the required amounts related to the individuals’ federal and state income and payroll tax liabilities, pay the related employer tax liabilities associated with the issuances, and did not remit the amounts to the appropriate federal and state government agencies associated with amounts vested at the times required by law.  In January 2008, the Company paid past-due taxes related to these restricted stock grants, as well as related estimated interest and penalties associated with previously unpaid taxes.  The Company has recorded corresponding amounts due from the officers and employees at May 31, 2008 and 2007 totaling $397,000 and $1,993,000, respectively.  These amounts are classified as due from related parties on the accompanying balance sheets and represent the amount of the liability that is owed by the individuals to the Company for the required withholdings not made on their behalf.  In December 2007, the Company received $1,498,770 from its Company’s Chairman and Chief Executive Officer to satisfy the employee portion of the required withholding taxes on his restricted stock grants.  The May 31, 2008 balance represents the remaining obligation for one employee and one former employee to repay the Company for taxes to be paid on their behalf.

Common stock issuable.  Common stock issuable represented the liability to former shareholders of Solar Roofing Systems, Inc. (“SRS”) under the terms of the stock purchase agreement the Company entered into with SRS and SRS stockholders in February 2006.  On March 7, 2008, the Company entered into a settlement and general release agreement with the former stockholders of SRS to settle certain disagreements related to the rights and liabilities of the Company and the SRS Stockholders.  The Company agreed to issue an aggregate of 2,202,594 shares of common stock under the terms of the settlement agreement, of which 1,834,554 shares remain to be issued.

Accrued restructuring costs.  The Company has remaining accrued restructuring costs related to the settlement of its Canadian facility lease of $68,000 (see Note 21).

Note 14 – Deferred Revenue

Deferred revenue consisted of the following (in thousands):

	May 31, 2008	May 31, 2007
Rebate processing	$2,617	$—
Other	205	1,197

Total	$2,822	$1,197

The Company records deferred revenue in connection with sales to certain customers of products that qualify for state rebates that have been assigned to the Company by the customer.  Although title to the products sold have transferred to the customer, due to uncertainty relating to the collection of the rebate, the Company defers revenue on a portion of the selling price related to the rebate.  As the rebate processing advances through the various stages of the processing cycle, revenue is deferred until such time that the rebate claim is submitted to the state agency, at which point, any deferred revenue relating to that specific transaction is recognized.

Note 15 – Notes Payable

Notes payable consisted of the following (in thousands):

	May 31,	May 31,
	2008	2007
Secured loan agreement for borrowings up to $3,500,000, bearing interest at 18% payable at funding in warrant shares, matures October 30, 2008, secured by accounts, including but not limited to qualified accounts receivable, all inventory, money and deposit accounts, cash and non-cash proceeds of any and all of the foregoing	$1,511	$—
Unsecured demand promissory note payable to an unrelated party, bearing interest at 18% per annum calculated annually with no fixed term of repayment	—	190
Promissory note in connection with the purchase of computer software bearing interest at 8%, due in six monthly installments of $15,000 through April 2007	—	77
Secured credit facility agreement for borrowings up to CDN $250,000, bearing interest at prime plus 3% (11.5% at May 31, 2007), matured March 2008, secured by equipment and personally guaranteed by certain shareholders of the Company	—	62
Other	5	10
Total	1,516	339
Notes payable, current maturities	1,516	325
Notes payable, long term maturities	$—	$14

On April 30, 2008, the Company entered into a Loan and Security Agreement and issued a promissory note for a loan of up to $3,500,000 (the “4/30/2008 Note”).  Pursuant to the Loan Agreement, the Company may borrow an amount equal to the lesser of 50% of the Company’s combined inventory, accounts receivable and cash balances, and 100% of its qualified accounts receivable (as defined in the Loan Agreement) (the “Borrowing Base”), up to a maximum of $3,500,000.  On April 30, 2008, the Company was funded $1,550,000 under the Loan.  From April 30, 2008 through June 30, 2008, the Company was entitled to make additional advances under the Loan Agreements in minimum amounts of at least $200,000, as the Company generates additional qualified accounts receivable and assuming the Borrowing Base is satisfied.  All unpaid principal under the Loan is due in full on October 30, 2008, and the Loan may be prepaid in full at any time.  The Company is required to make partial prepayments on the Loan upon receipt of any rebates included in the accounts receivable portion of the Collateral (defined below), and upon determination that the Borrowing Base is not satisfied at specified intervals during the term of the Loan.  Through June 30, 2008, the Company borrowed a total of $3,500,000 under this facility.

Interest on the Loan is payable in warrants to acquire shares of the Company’s common stock at an exercise price of $.506 per share.  The total number of warrants that may be issued, assuming the maximum Loan amount of $3.5 million is funded is 1,389,096, which the parties agreed equates to an 18% per annum interest rate on the Loan.  The warrants have a seven-year term.  On April 30, 2008, the Company issued warrants to acquire 615,171 shares of the Company’s common stock upon the receipt of the $1,550,000 described above.  The Company recorded prepaid interest of $137,589 in payment of interest in warrant shares.

The Loan is secured by a first priority security interest in all of the Company’s inventory, accounts receivable and money and deposit accounts (the “Collateral”).  If any event of default occurs under the Loan Agreements, the lender may: (1) declare null and void its obligation to make any additional advances under the Loan, (2) require the Company to immediately repay the Loan in full, (3) foreclose on the Collateral, and (4) assert all other rights and remedies of a lender under applicable law.

On September 14, 2007, the Company agreed to apply the principal and interest due under the 18% unsecured demand promissory notes to Coach Capital, LLC (for the three Demand Notes dated August 4, November 9, and December 2, 2005) to the exercise price of certain warrants held by them as payment in full of the Company’s obligations under the 18% unsecured demand promissory notes.  The Company applied an aggregate amount of $252,785 to the exercise price pursuant to the Warrant Exercise Notices received from Coach Capital.  The amount of $193,386 at $0.2875 per warrant share for a total of 672,646 common shares was applied to the Coach Capital exercise, and $59,399 at $0.2875 per warrant share for a total of 206,605 common shares was applied to the Nadelson Internacional S.A. exercise.  After this exercise, Coach Capital has no further warrants outstanding and Nadelson has 129,718 warrants still outstanding at May 31, 2008.

On June 15, 2007, the Company entered into a Note and Warrant Purchase Agreement with an accredited investor for the private placement of a $950,000 promissory note (the “6/15/07 Note”) and a related warrant to acquire up to 4,000,000 shares of common stock for a purchase price of $750,000.  The maturity date of the 6/15/07 Note was October 15, 2007, and it was paid in full on October 5, 2007.  The warrant is exercisable for three years, and was subject to anti-dilution provisions and a floor exercise price of $0.05 per share.  In addition to the purchase discount of $200,000, debt discount in the amount of $590,000 was recorded based on the estimated fair value of the warrants.  In addition, a warrant to purchase 400,000 shares of common stock at the rate of $0.50 per share that expires on June 15, 2012, was issued to an investment banker for services rendered in connection with the financing.

Accrued interest related to notes payable at May 31, 2008 and 2007 totaled $0 and $55,000, respectively.

Note 16 – Convertible Debentures and Warrants

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

The maturity date of the 12/7/07 Notes is three years from December 7, 2007, which may be accelerated at the option of the investors if (i) a trigger event (as defined in the 12/7/07 Notes) has occurred and is continuing, and (ii) through the date that is ten business days after the consummation of a change of control in the event that a change of control is publicly announced.  The Company does not have the right to prepay the 12/7/07 Notes in whole or in part without penalty prior to the maturity date.  The 12/7/07 Notes are convertible into shares of the Company’s common stock at an initial price of $0.50 per share, subject to adjustment, including anti-dilution protection, on the terms set forth in the 12/7/07 Notes.  The 12/7/07 Notes accrue interest at a rate of 6% per annum, with accrued interest due and payable quarterly in arrears.

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

In connection with the 12/7/07 Notes and 12/7/07 Warrants, the Company recorded debt discount in the aggregate amount of $487,500 in accordance with EITF 98-05, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios and EITF 00-27, Application of Issue No. 98-05 to Certain Convertible Instruments .  As a result of the debt discounts recorded in connection with the note, the effective interest rate on the date of issuance was estimated to be approximately 22%.

As discussed above, the 12/7/07 Notes accrue interest at a rate of 6% per annum, with accrued interest due and payable quarterly in arrears on each January 1, April 1, July 1 and October 1 beginning on the first such date after December 7, 2007.  The Company had not made the interest payments due on the following dates: January 1, 2008 and April 1, 2008.  The total past due interest owed through March 31, 2008 was approximately $19,000.  The Company entered into an amendment of its Series B Convertible Notes issued on September 19, 2007, the (“9/19/07” Note) and the 12/7/07 Notes, which notes collectively constitute the Series B Convertible Notes. In connection with the amendment of the Series B Convertible Notes, we issued warrants to acquire a total of 89,334 shares of our common stock with an exercise price of $0.506 per share to the holders in lieu of accrued and unpaid interest that was in arrearage (see Note 22).  The other terms of such warrants are substantially the same as the warrants issued to the holders of the 12/7/07 Note.

9/19/2007 Note

On September 19, 2007, the Company issued to an accredited investor (i) a convertible note in the principal amount of $20,000,000 (the “9/19/07 Note”) and (ii) a warrant to acquire up to 40,000,000 shares of common stock (the “9/19/07 Warrant”) for an aggregate purchase price of $20,000,000.

The maturity date of the 9/19/07 Note is three years from September 19, 2007, which may be accelerated at the option of the holder if (i) a trigger event (as defined in the 9/19/07 Note) has occurred and is continuing on the maturity date, and (ii) through the date that is ten business days after the consummation of a change of control in the event that a change of control is publicly announced.  The Company does not have the right to prepay the 9/19/07 Note in whole or part without penalty prior to the maturity date.  The Company may not declare or pay any cash dividend or distribution on its capital stock while the 9/19/07 Note is outstanding without the prior express written consent of the holder.  The 9/19/07 Note is convertible at the option of the holder into shares of the Company’s common stock at an initial price of $0.50 per share, subject to adjustment as specified in the 9/19/07 Note.  The 9/19/07 Note accrues interest at a rate of 6% per annum with accrued interest due and payable quarterly in arrears.

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

In connection with the 9/19/07 Note and 9/19/07 Warrant, the Company recorded debt discount in the aggregate amount of $16,910,000 in accordance with EITF 98-05, Accounting for Convertible Securities with Beneficial Conversion Features or

Contingently Adjustable Conversion Ratios and EITF 00-27, Application of Issue No. 98-05 to Certain Convertible Instruments .  As a result of the debt discounts recorded in connection with the note, the effective interest rate on the date of issuance was estimated to be approximately 64%.

As discussed above, the 9/19/07 Note accrues interest at a rate of 6% per annum, with accrued interest due and payable quarterly in arrears on each January 1, April 1, July 1 and October 1 beginning on the first such date after September 17, 2007.  The Company had not made the interest payments due on the following dates: October 1, 2007, January 1, 2008 and April 1, 2008.  The total past due interest owed through March 31, 2008 was approximately $641,000.  On April 16, 2008, we entered into amendments of our 9/19/2007 Note with the holder thereof, which amendments:

•                  Permit us to issue shares of our common stock that are not registered pursuant to the Securities Act of 1933, as amended, in lieu of cash interest payments on the 9/19/2007 Note;

•                  Permit us to issue warrants to acquire shares of our common stock, in lieu of cash interest payments on the 9/19/2007  Note, which warrants will have an exercise price per share equal to the greater of $0.506 per share or 5-day weighted average price per share of our common stock; and

•                  Waive any prior defaults or trigger events caused by our previous failure to pay interest on our 9/19/2007 Note when due, upon the issuance of warrants in lieu of such accrued interest.

On April 17, 2008, we issued warrants to acquire a total of 3,003,370 shares of our common stock with an exercise price of $0.506 per share to the holder of our 9/19/2007 Note in lieu of accrued and unpaid interest that was in arrearage.  The other terms of such warrants are substantially the same as the 9/19/07 Warrants.

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

0% Subordinated Convertible Debentures

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

5% Convertible Debentures

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

Through February 22, 2008, Cornell converted a total of $13,100,700 principal amounts of 5% Debentures, and the Company correspondingly issued a total of 37,512,669 shares of common stock to Cornell.

On February 25, 2008, the Company redeemed all remaining principal amounts outstanding pursuant to the 5% Debentures issued by the Company in 2006 to YA Global Investments, L.P., and its affiliates (formerly known as Cornell Capital Partners, L.P.).  The total redemption payment, which included principal, accrued interest and a redemption premium, totaled approximately $3,143,000.  While the scheduled maturity date of the 5% Debentures was in March 2009, the 5% Debentures permitted redemption for so long as the Company’s common stock was trading below $0.05 per share, with the payment of a redemption premium.  The Company recognized an immaterial gain on the early extinguishment.

10% Debenture

On March 30, 2007, the Company entered into an agreement with Cornell Capital Partners, L.P. for the private placement of (i) a Convertible Secured Debenture in the original principal amount of $3,000,000 (“10% Debenture”) and (b) warrants to purchase up to 6,000,000 shares of our common stock, which were issued and sold for an aggregate purchase price of $3,000,000.  We received gross proceeds of $3,000,000 (before expenses) from the financing transaction, which were used for general corporate and working capital purposes.

The 10% Debenture accrued interest at a rate of 10% per annum and matured one year from the issuance date.  No payments of interest or principal are due under the 10% Debenture until maturity.  Subject to limitations contained in the 10% Debenture for the maximum amount that may be converted, the 10% Debenture is convertible at any time at Cornell’s option into shares of our common stock at the conversion price of $0.50 per share.  The conversion price was subject to adjustment in the event we issued shares of common stock for a consideration per share less than the conversion price in effect immediately prior to such issuance or sale, except for issuances in connection with an approved stock plan, the conversion, exchange or exercise of an outstanding security, an acquisition, or conversion of the 10% Debenture.  The warrants issued to Cornell also have an initial exercise price of $0.50 per share, subject to adjustment, and a term of five years from the issuance date.  We evaluated the embedded conversion feature in the March 2006 debenture in accordance with the provisions of SFAS 133 and EITF 00-19, and concluded that bifurcation of the conversion feature is not required.

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

On March 17, 2008, the Company entered into an Extension Agreement with YA Global Investments, L.P. (formerly Cornell Capital Partners, LP) pursuant to which the parties agreed to extend the maturity date of the 10% Debenture from March 30, 2008 to April 30, 2008.

On April 30, 2008, the Company repaid all remaining principal amounts outstanding pursuant to the series 10% Debenture.  The total payment, which included principal and accrued interest, totaled approximately $3.3 million.  The 10% Debenture was the only remaining convertible debenture held by YA Global Investments in the Company’s capital structure.

Discounts recorded in connection with the value of warrants, beneficial conversion features and original issue discounts in connection with the above referenced convertible notes and warrants, is being recognized as non-cash interest over the term of the respective debt using the effective interest method.  Upon conversion or extinguishment prior to amortization of the total discount, recognition of expense is accelerated for any previously unamortized discount.  For the years ended May 31, 2008 and 2007, the Company recognized approximately $9,989,000 and $7,080,000, respectively, of non cash interest expense in connection with the amortization of debt discount.  The carrying value of the debentures will accrete to the face value over the life of the debt, as the value of the discounts is expensed.

The carrying value of the debentures as of May 31, 2008 and 2007 has been calculated as follows (in thousands):

	May 31, 2008	May 31, 2007
Face value of debentures	$21,000	$13,195

Less unamortized debt discounts:
Beneficial conversion feature	(7,727)	(2,924)
Warrants	(7,922)	(3,396)
Original issue discount	—	(919)
Debentures carrying value	5,351	5,956
Less current portion	—	(1,778)
Long-term portion convertible debentures	$5,351	$4,178

As of May 31, 2008, the debentures, plus accrued interest of $220,000, are convertible into 42,000,000 shares of our common stock.

Note 17 – Commitments and Contingencies

Operating Leases

The Company conducts all of its operations from leased facilities.  Most of the leases are for 36 month terms, contain annual escalation clauses, and some provide for renewal after the expiration of the initial term.  In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases.

Rent expense was $456,000 and $404,000 for the years ended May 31, 2008 and 2007, respectively.  Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of May 31, 2008 are as follows:

2009	$294,000
2010	119,000
2011	27,000
2012	23,000
2013	13,000
Total	$476,000

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

If the Company terminates the employment agreement due to the death or disability of Mr. Saltman or for cause as defined in the employment agreement, the Company will pay Mr. Saltman, or his legal representative as applicable, a sum in cash of an amount equal to the accrued but unpaid salary and any applicable bonuses.  If Mr. Saltman terminates the employment agreement for good reason, as defined in the employment agreement, or if the Company terminates the employment agreement for any reason other than for cause, then the Company will pay Mr. Saltman a termination fee in cash of an amount in accordance with section 6(b) of the employment agreement.

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

Restrictions on Dividend Payments

Certain of the Company’s investment related agreements prohibit paying dividends without approval.

Note 18 – Stockholders’ Equity

Common Stock

In accordance with the employment agreement with David Saltman (see Note 17), the Company granted a total of 8,235,662 common shares that are subject to forfeiture prior to vesting.  The fair value of these shares at the date of grant was estimated to be approximately $16,600,000 and was originally recorded as unearned compensation.  Compensation expense for financial statement purposes will be recognized on a straight-line basis over the term of the vesting schedule which runs through September 30, 2008.  686,305 shares vested quarterly commencing on December 31, 2005.  All 2007 contractual vesting was deferred in connection with these shares and the remainder of the 4,804,137 unvested shares will vest ratably on March 31, 2008, June 30, 2008 and September 30, 2008.  On April 18, 2008, the Company entered into an additional amendment to Mr. Saltman’s employment agreement which provided that all restricted shares granted to Mr. Saltman that were scheduled to vest on: (1) April 20, 2008 would vest on May 20, 2009; (2) June 30, 2008 would vest on August 20, 2009, and (3) September 30, 2008 would vest on November 20, 2009.

During the years ended May 31, 2008 and 2007, the Company recorded $4,496,000 and $5,396,000, respectively, of expense related to these shares as stock based compensation expense.

In accordance with an employment agreement with an employee and former officer, the Company granted a total of 1,407,805 shares of common stock that are subject to forfeiture prior to vesting.  The fair value of these shares at the date of grant was estimated to be approximately $2,700,000 and was originally recorded as unearned compensation.  Compensation expense will be recognized on a straight-line basis over the term of the vesting schedule which runs through September 30, 2008.  The shares vested at the rate of 117,317 shares per quarter commencing on March 15, 2006.  All 2007 vesting was deferred in connection with these shares and the remainder of the 821,220 unvested shares will vest ratably on March 31, 2008, June 30, 2008 and September 30, 2008.  On April 18, 2008, the Company entered into an additional amendment, which provided that all restricted shares that were scheduled to vest on: (1) March 31, 2008 and June 20, 2008 would vest on April 20, 2008, and (2) September 30, 2008 would vest on October 20, 2008.

During the years ended May 31, 2008 and 2007, the Company has recorded $992,000 and $1,024,000, respectively, of expense related to these shares as stock based compensation expense.

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

Pursuant to the SRS Stock Purchase Agreement, the Company, prior to March 31, 2007, was required to calculate and issue post-closing earnout shares to former SRS shareholders.  The Company determined that 1,591,073 shares are issuable to the former SRS shareholders based on the provisions of the SRS Stock Purchase Agreement, but the Company has not yet issued said shares.  On January 3, 2007, the Company recorded additional goodwill and an accrued liability of $732,000 in connection with the final post-closing transaction.  Further, in accordance with the SRS Stock Purchase Agreement, the Company is required to register the shares of Registrable Stock (as defined in the SRS Stock Purchase Agreement) prior to the first anniversary of the closing of said purchase and use its best efforts to have that registration statement declared effective by the SEC within the time prescribed in the SRS Stock Purchase Agreement.  On March 7, 2008, the Company entered into a settlement and general release agreement with the former stockholders of Solar Roofing Systems, Inc. to settle certain disagreements related to the rights and liabilities of the Company and the SRS Stockholders.  The Company agreed to issue an aggregate of 2,202,594 shares of common stock under the terms of the settlement agreement, of which 1,834,554 shares remain to be issued as of May 31, 2008.

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

On June 14, 2007, 5% Convertible Debentures with a face value of $900,000 were converted into 2,857,143 shares of the Company’s common stock.

On June 21, 2007, 5% Convertible Debentures with a face value of $240,000 were converted into 735,971 shares of the Company’s common stock.

On July 20, 2007, 5% Convertible Debentures with a face value of $357,449 were converted into 926,514 shares of the Company’s common stock.

On July 24, 2007, 5% Convertible Debentures with a face value of $221,610 were converted into 574,417 shares of the Company’s common stock.

On August 8, 2007, 5% Convertible Debentures with a face value of $1,475,941 were converted into 3,825,664 shares of the Company’s common stock.

On August 15, 2007, 5% Convertible Debentures with a face value of $575,000 were converted into 1,490,410 shares of the Company’s common stock.

On August 21, 2007, 5% Convertible Debentures with a face value of $2,500,000 were converted into 6,480,041 shares of the Company’s common stock.

On August 27, 2007, 5% Convertible Debentures with a face value of $500,000 were converted into 1,180,359 shares of the Company’s common stock.

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

Warrant Activity for the Period and Summary of Outstanding Warrants

On June 30, 2006, pursuant to a technology license agreement, the Company issued a warrant exercisable for 2,233,438 shares of common stock at an exercise price of $1.50. The warrant has a seven year term.

In July 2006, the Company and Cornell agreed to amend investment agreements and reduced the exercise price of the warrant to be issued in connection with the purchase of the remaining $5,000,000 of 5% Debentures to $0.80 from $1.50 per share and increase the total number of warrant shares underlying such warrants to 6,250,000 from 3,000,000. These warrants were issued on the date of the amendment and have a five year term.

On March 30, 2007, warrants to purchase up to 6,000,000 shares of our common stock were issued in connection with the 10% Debentures.  The warrants have an initial exercise price of $0.50 per share, subject to adjustment, and a term of five years from the issuance date.

During the year ended May 31, 2007, a warrant holder exercised warrants to purchase 1,000,000 shares of the Company’s common stock for an aggregate of $500,000.

On June 15, 2007, the Company issued warrants to acquire 4,000,000 shares of the Company’s common stock, subject to anti-dilution provisions, a floor exercise price of $0.05 per share and have a three year term.  In addition, a warrant to purchase 400,000 shares of common stock at the rate of $0.50 per share that expires on June 15, 2012, was issued to an investment banker for services rendered in connection with the financing.

On August 31, 2007 the Company issued warrants to acquire 1,200,000 shares of the Company’s common stock at an exercise price of $0.709, subject to adjustment according to the anti-dilution provisions, provided that, in no event shall the exercise price be reduced to less than five cents ($0.05) per share (such floor price to be adjusted in the same manner that the exercise price is adjusted).  In addition, a warrant to purchase 72,000 shares at $0.709 per share was issued to an investment banker for services rendered in connection with the financing.  All warrants issued in connection with the 8/31/07 Note have a five year term.

On September 19, 2007, the Company issued warrants to acquire 40,000,000 shares of the Company’s common stock at an exercise price of $0.506, which is subject to adjustment.  The 9/19/07 Warrant expires 84 months after the initial closing date of September 19, 2007.  In addition, a separate warrant to purchase 1,600,000 shares of common stock at $0.50 per share was issued to an investment banker for services rendered in connection with the financing.  On April 17, 2008, we issued warrants to the holder of our 9/19/2007

Note to acquire a total of 3,003,370 shares of our common stock with an exercise price of $0.506 per share in lieu of accrued and unpaid interest that was in arrearage.  The other terms of such warrants are substantially the same as the 9/19/07 Warrants.

On December 7, 2007, the Company issued warrants to acquire 2,000,000 shares of the Company’s common stock at an exercise price of $0.506 per share, subject to adjustment, including anti-dilution protection.  In addition, the Company issued warrants to acquire 80,000 shares of common stock with an exercise price of $0.50 per shares was issued to its placement agents.  On May 1, 2008, we issued warrants to acquire a total of 44,667 shares of our common stock with an exercise price of $0.506 per share to a holder in lieu of accrued and unpaid interest that was in arrearage.  All warrants issued in connection with the 12/7/07 Note have a seven year term.

On April 30, 2008, the Company issued warrants to acquire 615,171 shares of the Company’s common stock upon funding of $1,550,000 against the 4/30/08 Note.  Interest on the 4/30/08 Note is payable in warrants to acquire shares of the Company’s common stock with an exercise price of $0.506 per share.  The total number of warrants that may be issued, assuming the maximum Loan amount of $3,500,000 is funded is 1,389,096, which the parties agreed equates to an 18% per annum interest rate on the Loan.  The warrants have a seven-year term.

During the year ended May 31, 2008, warrant holders exercised warrants to purchase 879,251 shares of the Company’s common stock for an aggregate of $253,000.

A summary of warrant activity for the years ended May 31, 2008 and 2007 is as follows:

		Initial	Current
	Number of	Exercise	Exercise
	Warrants	Price	Price	Expiration Date
Outstanding at May 31, 2006	9,354,261
Granted	2,233,438	$1.5000	$1.5000	June 30, 2013
Granted	6,250,000	$0.8000	$0.5000	August 17, 2011
Granted	6,000,000	$0.5000	$0.5000	March 29, 2012
Exercised	(1,000,000)	$0.5000	$0.5000
Outstanding at May 31, 2007	22,837,699
Granted	400,000	$0.5000	$0.5000	June 15, 2010
Granted	4,000,000	$0.5000	$0.5000	June 15, 2012
Granted	1,272,000	$0.7090	$0.7090	August 31, 2012
Granted	41,600,000	$0.5060	$0.5060	September 19, 2014
Granted	3,003,370	$0.5060	$0.5060	April 16, 2015
Granted	615,171	$0.5060	$0.5060	April 19, 2015
Granted	2,080,000	$0.5060	$0.5060	December 6, 2010
Granted	44,667	$0.5060	$0.5060	April 30, 2011
Exercised	(879,251)	$2.2300	$0.2875
Outstanding at May 31, 2008	74,973,656

Outstanding at May 31, 2008 consists of:
	1,475,010		$0.2419	January 31, 2011
	2,233,438		$1.5000	June 30, 2013
	1,272,000		$0.7090	August 31, 2012
	47,343,208		$0.5060	September 19, 2014, December 6, 2010, April 16, 2015, April 19, 2015, and April 30, 2011
	22,650,000		$0.5000	March 31, 2011, August 17, 2011, March 29, 2012, June 15, 2010 and 2012
	74,973,656

We evaluated the outstanding warrants in accordance with the provisions of EITF 00-19 and concluded that classification of the fair value of the warrants as equity at May 31, 2008 was appropriate.

Consultant Compensation Plan

Under the Company’s 2004 Consultant Compensation Plan, the Board of Directors is authorized to issue up to 9,771,000 shares to consultants without further shareholder approval.  On January 27, 2007, the Company entered into a Consulting Agreement with Timothy Dougherty, pursuant to which the Company issued 338,983 shares of common stock under the Company’s 2004 Consultant Stock Plan. As of May 31, 2008, a total of 9,432,017 shares issued pursuant to the plan were outstanding.

During the years ended May 31, 2008 and 2007, the Company recorded $0 and $194,000, respectively, of expense related to these shares as stock based compensation expense.

Shares Issued for Services

During the year ended May 31, 2007, the Company recorded $766,000 of expense related to shares issued for services as stock based compensation expense.  During the year ended May 31, 2007, a total of 62,500 shares of common stock were issued to employees as part of their employment agreements and the Company recorded $69,000 of expense related to these shares as stock based compensation expense.  No such issuances occurred during the year ended May 31, 2008 and the Company recorded $0 of expense.

Shares to be Issued

We entered into two employment agreements, one of which was with an officer of the Company, calling for the periodic issuances of common stock as partial employment compensation.  Under these agreements, we committed to issue an aggregate of 225,000 shares, issuance and vesting taking place on a quarterly basis.  The Company has recorded $2,000 and $35,000 during the years ended May 31, 2008 and 2007, respectively, related to these two agreements which have been recorded as selling, general and administrative expenses in the accompanying statement of operations. In the years ended May 31, 2008 and 2007, respectively, the Company issued 6,250 and 62,500 shares. During the year ending May 31, 2008, remaining shares of 143,750 were cancelled.

Note 19 - Accounting for Stock-Based Compensation

On November 2, 2006, the Board of Directors adopted the Open Energy Corporation 2006 Equity Incentive Plan (the “Plan”), which provides for the granting of stock and non-stock based compensation awards, including options, stock awards, stock appreciation rights, and cash awards to employees, officers, directors or consultants.  The Board of Directors approved an original allocation of 8,500,000 shares to the Plan that was subsequently expanded to 16,500,000 shares as of August 31, 2007.  As of May 31, 2008, 1,029,614 shares remained available for future grant under the Plan.  Options generally vest over a three year period and expire ten years from the date of grant.  Options granted under the Plan have exercise prices ranging from $0.31 to $0.58 per share.

On August 31, 2007, an option for 1,000,000 shares (500,000 options were subsequently cancelled) was granted to our Chief Executive Officer, outside of the Plan in connection with guarantees made by him in connection with the 6/15/07 Note.  Based on the weighted average fair value of the options of $0.40 per share, the grant resulted in stock-based compensation expense of $200,000 for the year ended May 31, 2008.

During the years ended May 31, 2008 and 2007, the Company granted a total of 13,070,000 and 7,079,193 options, respectively.  The aggregate fair value of the options granted was $6,049,269 and $1,974,350  during the years ended May 31, 2008 and 2007, respectively, the majority of which will be amortized as stock compensation expense over 3 years.

The weighted average estimated fair value of stock options granted during the years ended May 31, 2008 and 2007 was $0.47 and $0.27 per share, respectively, using the Black-Scholes option pricing model.  The Company used the following weighted average assumptions for the years ended May 31, 2008 and 2007:

	May 31, 2008	May 31, 2007
Dividend yield	0.0%	0.0%
Expected volatility	123%	70%
Risk-free interest rate	4.18%	4.56 – 4.69%
Expected life in years	6	6
Forfeiture Rate	8.26%	0.0%

Stock-based compensation expense in connection with options vesting during the years ended May 31, 2008 and 2007 was $4,154,000 and $765,000, respectively.  During the year, the Company modified approximately 5,202,000 options of certain employees and a former director, which included accelerated vesting, repricing and extension of the post-employment exercise period.  Since expected vesting for the majority of the modified options was determined to be improbable at the date of the modifications, the net change to stock compensation cost as a result of the modifications was a reduction of $209,285.

A summary of the changes in options outstanding during the years ended May 31, 2008 and 2007 is as follows:

Option	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at May 31, 2006	—	$—	—	$—
Granted	7,079,193 (1)	0.52	9.06
Exercised	—	—
Cancelled	(214,583)	0.53
Forfeited	(640,000)	0.39

Outstanding at May 31, 2007	6,224,610	$0.53	9.54	$—

Granted	13,070,000 (2)	0.48	9.37
Exercised	—	—
Cancelled	(577,000)	0.57
Forfeited	(1,147,224)	0.45

Outstanding at May 31, 2008	17,570,386	0.50	9.06

Exercisable at May 31, 2008	8,383,962	$0.48	8.82	$—

(1)                  Includes an option for 1,827,000 shares that was granted under the terms of a Consulting Agreement with Connect by Computer, LLC, outside of the plan, in connection with the achievement of certain product development, commercialization, and intellectual property milestones, of which 1,600,000 options are vested, and 227,000 were cancelled effective October 31, 2007.

(2)                  Includes an option for 1,000,000 shares that was granted to our Chief Executive Officer, outside of the plan, in connection with the 6/15/07 Note, of which 500,000 options are vested and 500,000 were cancelled upon repayment of the 6/15/07 Note on October 5, 2007

As of May 31, 2008, the total remaining unrecognized compensation cost related to unvested stock options amounted to $2,265,580, which is expected to be recognized over a weighted-average period of 2.21 years.

A summary of nonvested stock options as of May 31, 2008 and 2007 is as follows:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value

Nonvested at May 31, 2006	—	—
Granted	7,079,193	0.27
Vested	(1,686,016)	0.29
Cancelled	(214,583)	0.31
Forfeited	(640,000)	0.24

Nonvested at May 31, 2007	4,538,594	$0.29
Granted	13,070,000	0.47
Vested	(6,697,946)	0.38
Cancelled	(577,000)	0.46
Forfeited	(1,147,224)	0.40

Nonvested at May 31, 2008	9,186,424	$0.35

Restricted Stock

In accordance with their employment agreements, certain of the Company’s officers and a non-executive employee were awarded restricted stock grants that initially vested over periods ranging from 2.75 to 3.00 years.  Stock compensation expense recognized in connection with these grants during the year ended May 31, 2008 and 2007 was approximately $5,488,000 and $6,420,000, respectively.

On March 30, 2008, the Company entered into an amendment to the employment agreement between the Company and David Saltman, Chairman and Chief Executive Officer, which provided that all restricted shares granted to Mr. Saltman that were scheduled to vest on March 31, 2008 would vest on April 20, 2008.  On April 18, 2008, the Company entered into an additional amendment to Mr. Saltman’s employment agreement which provided that all restricted shares granted to Mr. Saltman that were scheduled to vest on: (1) April 20, 2008 would vest on May 20, 2009; (2) June 30, 2008 would vest on August 20, 2009, and (3) September 30, 2008 would vest on November 20, 2009 (See Note 18).

As of May 31, 2008, there was approximately $3,071,000 of total unrecognized compensation cost related to nonvested restricted stock awards, which is expected to be recognized over a weighted-average period of 1.5 years.

Stock based compensation recognized during the years ended May 31, 2008 and 2007 related to common stock granted for services was $3,000 and $233,000, respectively.

Note 20  – Income Taxes

On July 13, 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS no. 109, Accounting for Income Taxes and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions expected to be taken on a tax return.  Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.  Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 was effective for fiscal years beginning after December 15, 2006.

The Company adopted the provisions of FIN 48 on June 1, 2007, and has commenced analyzing filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. As a result of adoption, the Company has recorded no additional tax liability. As of May 31, 2008, the Company has not yet completed its analysis of the deferred tax assets for net operating losses of $40 million. As such, these amounts and the offsetting valuation allowance have been removed from the Company’s deferred tax assets. The Company will complete a Section 382 analysis regarding the limitation of the net operating loss if the Company anticipates utilizing the loss carryforward.

Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact the Company’s effective tax rate.

The Company is subject to taxation in the U.S. and state jurisdictions. The Company’s tax years for 2002 and forward are subject to examination by the US, Canada and California tax authorities due to the carryforward of unutilized net operating losses. The Company is currently under examination by any taxing authorities.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  During the twelve months ended May 31, 2008, the Company did not recognize any interest or penalties.  Upon adoption of FIN 48 on June 1, 2007, the Company did not record any interest or penalties.

The adoption of FIN 48 did not impact the Company’s financial condition, results of operations or cash flows. At May 31, 2008, the Company had net deferred tax assets of $5.4 million.  Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred tax asset.  Additionally, the future utilization of the Company’s net operating loss to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future.  The Company has not yet determined whether such an ownership change has occurred; however the Company will complete a Section 382 analysis regarding the limitation of the net operating loss if the Company generates taxable income.  Until this analysis has been completed, the Company has removed the deferred tax assets associated with these carryforwards from its deferred tax asset schedule and has recorded a corresponding decrease to their valuation allowance.  When the Section 382 analysis is completed, the Company plans to update its unrecognized tax benefits under FIN 48.

	May 31, 2008			May 31, 2007
	US	Foreign	Total	US	Foreign	Total
Deferred tax assets
Net operating loss	$	$	$	$7,563	$1,677	9,240
Inventory	273	—	273	763	—	763
Warranty	69	—	69	602	—	602
Deferred compensation	4,582	—	4,582	2,394	—	2,394
Impairment of note receivable	272	—	272	272	—	272
Other	232	—	232	—	—	—
Credits	64	—	64	208	—	208
Total gross deferred tax assets	5,492	—	5,492	11,802	1,677	13,479
Valuation allowance	(5,492)		(5,492)	(11,802)	(1,677)	(13,479)
Net deferred tax assets	$—	$—	$—	$—	$—	$—

Deferred tax liabilities
Intangible assets	$(759)	$(112)	$(871)	$(452)	$(139)	$(591)
Goodwill	—	—	—	—	—	—
Beneficial conversion feature of convertible debt	(3,072)	—	(3,072)	(1,161)	—	(1,161)
Total deferred tax liabilities	$(3,831)	$(112)	$(3,943)	$(1,613)	$(139)	$(1,752)

A reconciliation of the expected tax computed at the U.S. federal statutory income tax rate to the total benefit for income taxes at May 31, 2008 and 2007 is as follows (in thousands):

	Years ended May 31,
	2008		2007
Expected tax at 34%	$(12,373)	(34.00)%	$(14,559)	(34.00)%
State income tax, net of federal	(2,123)	(5.83)%	(2,498)	(5.83)%
Change in valuation allowance	9,478	26.03%	9,119	21.30%
Intangibles	244.67%		2,805	6.56%
Non-deductible expenses	42.12%		87	0.20%
Warrants	2,092	5.75%	1,527	3.56%
Recapture of BCF	(467)	(1.28)%	—	—
Stock options	1,655	4.55%	305	0.70%
Other	—	—	(48)	(0.11)%

Provision (benefit) for income taxes	$(1,452)	(3.99)%	$(3,262)	(7.62)%

At May 31, 2008, the Company had federal and California tax net operating loss carryforwards of approximately $40.00 and $41.00 million, respectively.  The federal and California tax loss carryforwards will begin to expire in 2019 and 2009, respectively, unless previously utilized.

Pursuant to Internal Revenue Code Section 382, use of the Company’s net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period.

Note 21 – Restructuring Costs

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

The Company recorded total costs associated with the Plan of $849,000.  The Company incurred $272,000 related to employee termination costs, $210,000 for asset impairment and relocation costs, $171,000 for lease and lease settlement costs and $196,000 in legal and administrative costs.  At May 31, 2008, $68,000 representing lease settlement costs remained outstanding and was paid monthly through July, 2008.  The following schedule summarizes the restructuring activity for the year ended May 31, 2008.

Canada Restructuring Accrual:
Balance as of May 31, 2007	$—

Provision	849
Payments	(781)

Balance as of May 31, 2008	$68

Note 22 – Subsequent Events

12/7/2007 Notes

On August 29, 2008, we issued warrants to one of the holders of our 12/7/2007 Notes to acquire a total of 44,667 shares of our common stock with an exercise price of $0.506 per share in lieu of accrued and unpaid interest that was in arrearage.  The other terms of such warrants are substantially the same as the 12/7/07 Warrants (see Note 16).

4/30/2008 Note

On June 3 and June 10, 2008, the Company was funded the remaining $1,950,000 under the 3,500,000 Loan, bringing the total amount borrowed under this loan to $3.5 million.  There is no additional borrowing capacity under this loan.  As of August 15, 2008, the Company has made partial prepayments on the loan of $152,000. On June 3 and June 10, 2008, we issued warrants to the holder of our 4/30/2008 Note to acquire a total of 773,925 shares of our common stock in lieu of accrued and unpaid interest that was in arrearage.

Securities Purchase Agreement

On September 12, 2008, we entered into a definitive securities purchase agreement with The Quercus Trust.  The securities purchase agreement provides for the purchase by Quercus of warrants to acquire 235,000,000 shares of the Company’s common stock at a purchase price of $0.02 per warrant share for a total of $4.2 million of cash, $300,000 of forgiveness of accrued interest on the Series B Convertible Notes held by Quercus and a $200,000 restructuring fee for the amendment of certain terms of the $3.5 million secured loan previously extended to the Company by Quercus. The warrants would have an exercise price equal to $0.067 per share and a term of seven years. The secured loan would be amended to (1) extend the maturity date of the secured loan from October 2008 to March 2009, (2) reduce the borrowing base collateral requirement to 100% of the outstanding loan amount, and (3) eliminate the requirement that the Company make prepayments of the secured loan with the proceeds of California state solar rebates received by the Company. The closing of the financing under the securities purchase agreement is subject to customary conditions precedent that have not been satisfied as of the date of this report.

In addition, the securities purchase agreement amended certain provisions of the Company’s outstanding Series B Convertible Notes held by Quercus and other holders, which amendments (A) provide that future interest payments shall be made in the form of warrants in the form of those issued in this financings, (B) add additional protective covenants, (C) provide for the granting of voting rights to the holders of the Series B Convertible Notes, upon the amendment of the Company’s articles of incorporation.  The closing of the transactions described in the securities purchase agreement are subject to several conditions, including the execution and delivery of retention and other agreements with members of the Company’s senior management.

Forbearance and Repayment Agreement

On September 12, 2008, the Company entered into a forbearance and repayment agreement with Suntech, the Company’s largest supplier. The forbearance agreement provides for a payment plan for approximately $3 million of payables currently due from the Company to Suntech with interest at 12% per annum. Pursuant to the forbearance agreement, the Company agreed to pay $1 million on or prior to September 19, 2008, $500,000 on or prior to January 15, 2009, and six payments of $297,558 on a monthly basis beginning on March 15, 2009, until the entire amount is paid in full.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of May 31, 2008 at the reasonable assurance level for the reasons discussed below related to material weaknesses in our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”) as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our ICFR is intended to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles, generally accepted in the United States of America (“GAAP”).  Our ICFR includes those policies and procedures that:

1.	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

2.

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

3.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or ICFR will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Management, in conjunction with a third-party consultant, initiated its assessment of the effectiveness of our internal control over financial reporting as of May 31, 2008 based on the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.  However, because of our limited staff and financial resources, this assessment was not completed by the filing date of this annual report.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Based on work completed to date and information known to management, we have concluded that our internal control over financial reporting as of May 31, 2008 was not effective because of the following material weaknesses that have been identified:

1.

we have not completed the design and implementation of effective internal control policies and procedures necessary to provide reasonable assurance regarding the preparation of financial statements in accordance with GAAP;

2.

we did not maintain sufficient in-house personnel resources with the technical accounting knowledge, expertise and training in the selection, application and implementation of GAAP to certain complex or non-routine transactions;

3.

we have not completed the design and implementation of effective internal control policies and procedures necessary to provide reasonable assurances regarding accurate and timely financial accounting, recording and reporting of routine and non-routine commitments and transactions and effective management oversight of the accounting for routine and non-routine transactions, or to monitor the effectiveness of our internal controls;

4.

we have not completed the design and implementation of effective internal control policies and procedures necessary to provide reasonable assurance regarding accurate and timely period end financial closing and reporting;

5.	we did not maintain adequate segregation of duties for staff members responsible for certain financial accounting and reporting functions;

6.	we have not completed the design and implementation of effective internal control policies and procedures related to risk assessment and fraud prevention and detection activities;

7.

we have not completed the design and implementation of effective internal control policies and procedures necessary to provide reasonable assurance regarding the accuracy and integrity of spreadsheets and other “off system” work papers that are used in the financial accounting process; and

8.

we have not completed the design and implementation of internal control policies and procedures necessary to provide reasonable assurance with respect to the accuracy and completeness of assertions and disclosures related to significant financial statement accounts, and with respect to IT general and application controls.

It is possible had we been able to complete our assessment of ICFR that additional material weaknesses may have been identified. We are in the process of attempting to remediate the above noted material weaknesses, but that remediation was not complete as of May 31, 2008 or the filing date of this report.

Our plans to remediate the identified material weaknesses include: developing action plans to complete the implementation of internal controls necessary to correct each such weakness; assessing the need to take additional actions including, but not limited, to the following: evaluate accounting and control systems to identify opportunities for enhanced controls;  recruit and hire additional staff to provide greater segregation of duties;  evaluate the need for other employee changes; expand executive management’s ongoing communications regarding the importance of adherence to internal controls and company policies; and evaluate such other actions as our advisors may recommend.

Management does not believe that any of the Company’s annual or interim financial statements issued to-date contain a material misstatement as a result of the aforementioned weaknesses in our ICFR.

We did not include in this filing an attestation report from our independent registered public accounting firm regarding ICFR. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the temporary rules of the SEC that permit the company to provide only the management’s report.

Changes in Internal Control over Financial Reporting

We made no changes during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from our definitive proxy statement to be delivered to Stockholders in connection with our 2008 Annual Meeting of Stockholders.

ITEM 11.

EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our definitive proxy statement to be delivered to stockholders in connection with our 2008 Annual Meeting of Stockholders.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from our definitive proxy statement to be delivered to stockholders in connection with our 2008 Annual Meeting of Stockholders.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from our definitive proxy statement to be delivered to stockholders in connection with our 2008 Annual Meeting of Stockholders.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from our definitive proxy statement to be delivered to stockholders in connection with our 2008 Annual Meeting of Stockholders.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Index to Consolidated Financial Statements.

See Index to Consolidated Financial Statements and financial statement schedules immediately following the signature page to this report on Form 10-K.

(b) Index to Exhibits.

See Index to Exhibits immediately following the signature page to this report on Form 10-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Open Energy Corporation

By:	/s/ David Saltman
President and Chief Executive Officer (Principal Executive Officer)

Each person whose signature appears below hereby severally constitutes and appoints David Field and Aidan H. Shields, and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each said attorneys-in-fact and agents or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant in their capacities and on September 15, 2008.

Signature	Title	Date

/s/ David P. Saltman	Director and Chief Executive Officer (Principal Executive Officer)	September 15, 2008
David P. Saltman

/s/ Aidan H. Shields	Chief Financial Officer and Treasurer (Principal Financial and	September 15, 2008
Aidan H. Shields	Accounting Officer)

/s/ David A. Field	Director and President and Chief Operating Officer	September 15, 2008
David A. Field

Director
Steven J. Kemper

/s/ Edward Douglas Ward	Director	September 15, 2008
Edward Douglas Ward

/s/ Kenneth S. Potashner	Director	September 15, 2008
Kenneth S. Potashner

EXHIBIT INDEX

Exhibit Number	Exhibit

3.1	Articles of Incorporation, incorporated by reference from Exhibit 3.1 to the Form SB-2 filed August 1, 2002.

3.2	Bylaws, incorporated by reference from Exhibit 3.1 to the Form 10-Q filed April 19, 2006.

3.3	Certificate of Amendment filed with the Secretary of State of Nevada on February 23, 2004, incorporated by reference from Exhibit 3.3 to the Form 100-KSB filed September 12, 2005.

3.4	Certificate of Amendment filed with the Secretary of State of Nevada on May 4, 2005, incorporated by reference from Exhibit 3 to Form 8-K filed August 31, 2005.

3.5	Certificate of Merger filed with the Secretary of State of Nevada on April 21, 2006, incorporated by reference from Exhibit 3.1 to the Form 8-K filed April 25, 2006.

3.6	Amendment No. 1 to Bylaws dated June 12, 2008, incorporated by reference from Exhibit 99.1 to Form 8-K filed June 17, 2008

4.1	Secured Convertible Debenture No. CCP-4, issued on October 30, 2006 in favor of Cornell Capital Partners, LP., incorporated by reference from Exhibit 4.1 to the Form 8-K filed November 3, 2006.

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

4.20

Amendment dated December 7, 2007 to Securities Purchase Agreement dated as of September 19, 2007 between the registrant and certain accredited investors, incorporated by reference to Exhibit 4.1 to the Form 8-K filed on December 13, 2007.

4.21	Form of Convertible Note, dated December 7, 2007, issued by the registrant to certain accredited investors, incorporated by reference to Exhibit 4.3 to the Form 8-K filed on September 25, 2007.

4.23	Form of Series B Warrant, dated December 3, 2007, issued to by the registrant to certain accredited investors, incorporated by reference to Exhibit 4.2 to the Form 8-K filed on September 25, 2007.

4.24	Amendment to Series B Convertible Notes, dated April 16, 2008, incorporated by reference from Exhibit 4.4 to the Form 10-QSB filed April 21, 2008.

4.25*	Loan and Security Agreement dated as of April 30, 2008 by and between the registrant and The Quercus Trust.

4.26*	Promissory Note dated as of April 30, 2008 issued by the registrant to The Quercus Trust.

4.27	Letter Agreement, dated August 30, 2007, by and between Open Energy Corporation and YA Global Investments, L.P., incorporated by reference from Exhibit 4.1 to Form 10-KSB/A filed on October 31, 2007.

4.28*	Securities Purchase Agreement, dated September 12, 2008, by and between Open Energy Corporation and The Quercus Trust.

10.1†	Open Energy Corporation 2006 Equity Incentive Plan, incorporated by reference from Exhibit 10.1 to the Form 8-K filed November 8, 2006.

10.1.1†	Form of Stock Option Agreement under the Open Energy Corporation 2006 Equity Incentive Plan, incorporated by reference from Exhibit 10.2 to the Form 8-K filed November 8, 2006.

10.1.2†	Form of Stock Award Agreement for Restricted Stock under the Open Energy Corporation 2006 Equity Incentive Plan, incorporated by reference from Exhibit 10.3 to the Form 8-K filed November 8, 2006.

10.1.3†	Form of Stock Award Agreement for Stock Units under the Open Energy Corporation 2006 Equity Incentive Plan, incorporated by reference from Exhibit 10.4 to the Form 8-K filed November 8, 2006.

10.2†	Amendment No. 1 to CBC Consulting Agreement, dated December 14, 2006, incorporated by reference from Exhibit 10.1 to the Form 8-K filed December 19, 2006.

10.3

Agreement and Plan of Merger dated as of December 21, 2006, by and among Open Energy Corporation, Open Energy/WE Acquisition Corporation, WaterEye Corporation, and certain other parties thereto, incorporated by reference from Exhibit 2.1 to the Form 8-K filed December 19, 2006.

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

10.16†	Amendment No. 2 to Executive Employment dated March 30, 2008 by and between Open Energy and David Saltman incorporated by reference from Exhibit 10.6 to the Form 10-QSB filed April 21, 2008.

10.17†	Amendment No. 3 to Executive Employment dated April 18, 2008 by and between Open Energy and David Saltman incorporated by reference from Exhibit 10.7 to the Form 10-QSB filed April 21, 2008.

10.18†	Consulting Agreement between the registrant and Patricia Eckert, dated December 26, 2007, incorporated by reference from Exhibit 10.1 to Form 10-QSB filed April 21, 2008.

10.19†	Legal Services Agreement, dated as of January 2, 2008 by and between the registrant and Dalton W. Sprinkle, incorporated by reference from Exhibit 10.2 to Form 10-QSB filed April 21, 2008.

10.20	Surrender Agreement, dated as of February 21, 2008 between Hamil Inc. and the registrant, incorporated by reference from Exhibit 10.3 to Form 10-QSB filed April 21, 2008.

10.21

Settlement Agreement dated as of March 7, 2008, by and among the registrant and the former stockholders of Solar Roofing Systems, Inc., incorporated by reference from Exhibit 10.4 to Form 10-QSB filed April 21, 2008.

10.22	Extension Agreement, dated as of March 17, 2008, by and between the registrant and YA Global Investments L.P., incorporated by reference from Exhibit 10.5 to Form 10-QSB filed April 21, 2008.

10.23†	Employment Agreement, dated as of November 1, 2007 by and between the registrant and Christopher S. Gopal, incorporated by reference from Exhibit 10.1 to Form 8-K filed on November 7, 2007.

10.24

Distributor Agreement, dated November 16, 2007, by and among Open Energy Corporation, Tri-Valley Supply, Inc., and solely with respect to Section 8(c), Petersen-Dean, Inc., incorporated by reference from Exhibit 10.1 to Form 8-K filed on November 27, 2007.

10.25*

Amendment No. 1 to Joint Marketing and Distribution Agreement between the registrant and Burlingame Industries, Inc., dated April 10, 2008 (Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission).

10.26†	Amendment No. 1 to Employment Agreement dated June 15, 2007 by and between the registrant and David Field.

10.27*	Forbearance and Repayment Agreement dated September 12, 2008 by and between the registrant and Suntech America, Inc.

14.1	Code of Ethics, incorporated by reference from Exhibit 14.1 to Form 10-KSB filed September 12, 2005.

16.1	Letter from Peterson & Co., LLP to the Securities and Exchange Commission, dated December 1, 2006, incorporated by reference from Exhibit 16.1 to the Form 8-K/A filed December 1, 2006.

21.1*	List of Subsidiaries.
23.1*	Consent of Squar, Milner, Peterson, Miranda & Williamson, LLP.
24.1*	Power of Attorney (included on signature page).
31.1*	Certification of Principal Executive Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

†Indicates a management contract or compensatory plan.