Form 10-K/A
period 2008-05-31
OPEN ENERGY CORP
filed 2008-09-26
CIK 1176193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

At September 15, 2008, there were 127,952,397 shares outstanding of the issuer’s common stock, the only class of common equity.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one)  Yes ☐    No ☒

Explanatory Note:  This Amendment No. 1 to Open Energy Corporation’s Annual Report on Form 10-K for the year ended May 31, 2008 is being filed solely to include the information required by Part III of such form, in lieu of incorporating such information from the registrant’s definitive proxy statement on Schedule 14A. Accordingly, this Amendment No. 1 should be read in conjunction with our Annual Report on Form 10-K for the year ended May 31, 2008 filed with the Securities and Exchange Commission on September 15, 2008.

PART III

ITEM 10.               DIRECTORS EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Set forth below is certain information regarding our current directors. There are no family relationships among members of our management or our board of directors.

Name	Position	Age
David P. Saltman	Chairman and Chief Executive Officer	54
David A. Field	Director, President and Chief Operating Officer	47
Steven J. Kemper	Director	52
Kenneth F. Potashner	Director	50
Edward Douglas Ward	Director	75

David P. Saltman is currently the chairman of our board of directors, a position he has held since October 1, 2007, and also serves as our chief executive officer, a position he has held since September 2005. From September 2005 to October 2007, Mr. Saltman served as our president. From June 2000 to September 2005, Mr. Saltman was a senior executive of BioComposites International, Inc., a company producing natural fiber reinforced plastics for a wide range of industrial applications, including automotive interiors, building materials and consumer products. Mr. Saltman served on the President’s Advisory Council that created environmental purchasing guidelines for the federal government, and is the recipient of several awards from the American Marketing Association and the National Recycling Coalition for his work on sustainable technologies. Prior to his efforts in the energy sector, Mr. Saltman enjoyed a career in the entertainment industry, including being a founder of the “E!” Entertainment Network. Mr. Saltman is a former board member of the California League of Conservation Voters and currently sits on the board of directors of CALEAP, a California clean energy bond initiative. In 1978, Mr. Saltman earned a Bachelor of Arts Degree in Motion Picture/Television Production from UCLA.

David A. Field is currently our president, chief operating officer and a director, positions he has held since October 2007, June 2007 and 2008, respectively. Prior to joining us, Mr. Field was a senior executive at Clark Security Products, the largest independent vertically integrated security distribution company in North America from January 2005 to August 2006. Previously, he founded and managed several companies in the energy sector. In June 2001. Mr. Field founded and was chief executive officer of Clarus Energy Partners, a leading Distributed Generation developer, owner and operator that was acquired by Hunt Power in early 2004. Prior to Clarus Energy, Mr. Field co-founded Omaha-based Kiewit Fuels, a renewable energy company specializing in the development of biofuels production. In addition to a career in sustainable energy development, he also has an extensive background in water technology and infrastructure development, with companies such as; Bechtel, Peter Kiewit, and Poseidon Resources, as well as, in corporate finance with Citicorp. Mr. Field holds a MBA from the Garvin School of International Management (Thunderbird).

Steven J. Kemper is currently one of our directors and chair of our audit committee, positions he has held since November 2007. Mr. Kemper is a certified public accountant with an MBA and has over 25 years of financial management experience in the health care, high tech and consumer electronics industries. He is the former chief financial officer of DexCom, a medical technology leader in continuous glucose monitoring, and of CryoGen, which was sold to American Medical Systems. Prior to joining us, Mr. Kemper was the chief financial officer of General Instrument’s Satellite Communications Group (now a division of Motorola). Mr. Kemper earned a degree in accounting from San Diego State University and earned a MBA from Loyola Marymount University.

Kenneth F. Potashner’s extensive career includes  being the president, chief executive officer and chairman of SonicBlue, a leader in products for the  digital media, entertainment, and consumer electronics markets where the initial  MP3 players and DVRs were brought to market . He served as president, chief executive officer and chairman of Maxwell Technologies, where he and his team successfully turned around the company  transitioning it from a defense focus to a commercial focus, evidenced by a substantial  increase in market capitalization. Prior to leading Maxwell Technologies, Mr. Potashner was executive vice president and general manager of Conner Peripherals, where he helped the company become a leading supplier of hard drives. He also held executive management positions at Quantum, DEC (Digital Equipment Corporation), and Texas Instruments. Mr. Potashner currently serves on the boards of directors of Newport Corporation where he is the chairman, Cornerstone Properties, Taxcient, and One Stop Systems. He is an advisor and investor in several other corporations.  Mr. Potashner earned his bachelor’s degree in electrical engineering at Lafayette College and a masters’ degree in electrical engineering from Southern Methodist University.

Edward Douglas Ward, or E. Douglas Ward, is currently a director and chair of our compensation committee. Mr. Ward has served as a director since March 1, 2006. Since 1994 he has served as a managing director of Irvine Associates, Inc., a privately held corporate finance group that arranges credit facilities and equity infusions for under-financed technology companies. Previously, he was president and chief operating officer of Astrotech International Corporation, which had five operating companies and a commercial space venture. Earlier, he was vice president and general manager, executive vice president, and president of five diverse commercial and aerospace companies. In 1956, Mr. Ward earned a Diploma in Aeronautical Engineering from Northrop Aeronautical Institute.

Executive Officers

The following table sets forth information as to persons who currently serve as our executive officers.

Name	Age	Position
David P. Saltman	54	Chairman of the Board of Directors and Chief Executive Officer
David Field	47	President and Chief Operating Officer
Aidan Shields	41	Chief Financial Officer and Treasurer
Christopher S. Gopal, Ph.D.	56	Executive Vice President, World Wide Operations
Dalton W. Sprinkle	35	General Counsel, Senior Vice President and Corporate Secretary

For information regarding Messrs. Saltman and Field, see “Directors,” above.

Aidan Shields  was appointed as our chief financial officer effective as of June 5, 2007. Prior to joining us, Mr. Shields was chief financial officer of Satellite Security Corporation, a start-up micro-cap company in the wireless GPS technology space from May 2006 to March 2007. Previously, he spent 11 years with Gap Inc. in several roles, including chief financial officer of the Outlet Division and senior director and controller of the Old Navy Division. During his time with Old Navy, the division grew from a start up to the fastest growing retailer in U.S. history. While at Gap Inc., Mr. Shields spent time in a multitude of roles supporting Real Estate, Financial Planning, Business development, Marketing Effectiveness, Supply Chain, Operations and SEC reporting. Before joining Gap Inc., Mr. Shields worked for Minerals Technologies Inc. in Cork, Ireland and Europe. Mr. Shields is a native of the Republic of Ireland and is a graduate of the Institute of Chartered Accountants in Ireland. He received his training as a Chartered Accountant with KPMG in Ireland.

Christopher S. Gopal, Ph.D. is currently our Executive Vice President, World Wide Operations, a position he has held since November 2007. Prior to joining us, Mr. Gopal held senior executive positions at major product and services companies. These have included vice president in World-Wide Operations at Dell Computer, and director of Global Supply Chain Services at Ernst & Young Consulting. From November 2006 to October 2007, he was a director at Deloitte Consulting, and served as an independent consultant to electronics manufacturing firms from September 2005 to November 2006. He was the vice president of Commercial Supply Chain at SAIC from June 2003 to August 2005. Prior to that, Mr. Gopal was the vice president of Global Supply Chain Services at Unisys from November 2001. He has worked for, and consulted to, many of the leading global companies in the technology and consumer product industries, where he has helped develop supply chain strategy and information strategy, source products, and execute for world-class results. In addition to his corporate experience, Mr. Gopal has been involved in small and startup companies in the technology and telecommunications industries, the most recent of which was Telseon, a next-generation telecommunication company. Mr. Gopal is recognized as a thought leader in the industry, has been an invited speaker and panel member at leading supply chain and information technology forums, and has co-authored three books on the subject. Mr. Gopal holds a Ph.D. from the University of Southern California, and an MBA from the Cranfield School of Management, UK.

Dalton W. Sprinkle currently serves as our general counsel, senior vice president and secretary, positions he has held since January 2008. Mr. Sprinkle served on our board of directors from December 2006 through January 2008. From June 2007 through January 2008, Mr. Sprinkle was an attorney in private practice. Mr. Sprinkle was president and chief executive officer and a director of Integrated Dental Solutions, Inc., an international dental services company headquartered in San Diego from September 2006 through June 2007. Mr. Sprinkle was special counsel to Sheppard Mullin Richter & Hampton LLP from October 2005 through September 2006, where he counseled public and private companies on a wide range of business and legal issues. From July 2004 through October 2005, Mr. Sprinkle was associated with Luce, Forward, Hamilton & Scripps, where he practiced corporate and securities law with an emphasis on private placements of real estate securities and REITs. From November 2002 through July 2004, Mr. Sprinkle was associated with Morgan, Lewis & Bockius in Los Angeles where he practiced corporate and securities law with an emphasis on renewable and other energy transactions. Mr. Sprinkle serves on the board of directors of several other private companies. Mr. Sprinkle earned his Juris Doctor degree, cum laude, from Georgetown University Law Center, where he served as editor-in-chief of The Tax Lawyer, and received his B.A. degree, magna cum laude, from the University of Southern California.

Material Proceedings

To our knowledge, none of our directors, officers or affiliates, no owner of record or beneficial owner of more than five percent of our securities, or any associate of any of the foregoing, is a party adverse to us, or has a material interest adverse to us, in any material proceeding.

Audit Committee and Audit Committee Financial Expert

We have a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the audit committee are Messrs. Kemper (chair) and Potashner. The board of directors has determined that Steve Kemper is an “audit committee financial expert” and “independent” as defined under applicable SEC and NASDAQ Marketplace rules.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and beneficial owners of more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Directors, executive officers and greater than 10% beneficial owners are required by SEC regulations to furnish to us copies of all Section 16(a) reports they file.

Based solely on our review of the reports, except as described below, we believe that all required Section 16(a) reports were timely filed during our last fiscal year:  Mr. Field filed a late Form 4 on June 20, 2007 reporting one transaction; The Quercus Trust filed a late Form 4 on August 16, 2007 reporting four transactions and one late Form 4 on September 26, 2007, reporting two transactions; Mr. Kemper filed a late Form 3 on November 13, 2007 and a late Form 4 on November 6, 2007 reporting one transaction; Mr. Gopal filed a late Form 3 on November 13, 2007 and a late Form 4 on November 6, 2007 reporting one transaction; Mr. Potashner filed a late Form 3 on November 13, 2007 and a late Form 4 on November 6, 2007 reporting one transaction; Ms. Eckert filed a late Form 3 on November 13, 2007 and a late Form 4 on November 13, 2007 reporting one transaction; and Mr. Saltman filed a late Form 4 on November 26, 2007 reporting one transaction. None of our directors, executive officers or greater than 10% beneficial owners filed any Form 5s.

Code of Business Conduct and Ethics

We have adopted a “Code of Business Conduct and Ethics,” a code of ethics that applies to all employees, including our executive officers. A copy of the Code of Business Conduct and Ethics is posted on our Internet site at www.openenergycorp.com.

ITEM 11.               EXECUTIVE COMPENSATION

The following table provides information regarding the compensation earned during the fiscal year ended May 31, 2008 by our chief executive officer and our two other most highly compensated executive officers who were employed by us as of May 31, 2008. We refer to our chief executive officer and these other executive officers as our “named executive officers” elsewhere in this document.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)		Option Awards ($) (2)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)	Total ($)
David P. Saltman	2008	244,423	—	4,496,226	(6)	1,650,000	—	—	8,709	6,399,358
Chief Executive Officer	2007	251,880	—	5,395,472	(6)	—	—	—	10,665	5,658,017
David Field	2008	198,308	—	—		980,000	—	—	6,525	1,184,833
Chief Operating Officer & President (4)	2007	82,223	—	—		93,000	—	—	431	175,654
Aidan Shields	2008	168,215	—	—		590,000	—	—	3,077	761,292
Chief Financial Officer (5)	2007	—	—	—		—	—	—	—	—

(1)

This column represents the compensation expense recognized for financial statement reporting purposes in fiscal 2008 and 2007 for stock awards granted in fiscal 2006, in accordance with Statement of Financial Accounting Standards No. 123 (Revised 2004) Share - Based Payments, or SFAS 123R. These amounts reflect the Company’s accounting expense for these awards, and do not represent the actual value that may be realized by the named executive officer. For additional information, please see “Stock Based Compensation,” in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the SEC on September 15, 2008.

(2)

Stock options were granted as follows for the fiscal year ended May 31, 2008: 3,500,000 to David P. Saltman of which 500,000 have been cancelled; 2,000,000 to David Field of which 12,500 were cancelled; and 1,200,000 to Aidan Shields. For the fiscal year ended May 31, 2007, 300,000 stock options were granted to David Field. Refer to “Accounting for Stock Based Compensation,” in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the SEC September 15, 2008 for the relevant assumptions used to determine the valuation of our option awards.

(3)	Amounts shown include 401K matching, and payments for family medical insurance above the single employee rate that is typically paid for all employees.
(4)	David Field became an employee of the Company on November 1, 2006. He was appointed chief operating officer on June 5, 2007, and president on October 1, 2007.
(5)	Aidan Shields was appointed as our chief financial officer on June 12, 2007, which was subsequent to our 2007 fiscal year.
(6)

Pursuant to the terms of Mr. Saltman’s employment agreement, he was granted a total of 8,235,662 shares of common stock on September 15, 2005, such shares vesting quarterly commencing on December 31, 2005, with 686,305 shares vesting in each of the first five quarters, 1,601,378 shares vesting in May and August of 2009 and the remaining 1,601,381 vesting in November 2009. All unvested shares were forfeited after May 31, 2008 pursuant to the letter agreement described below under Employment Arrangements and Change in Control Arrangements. Mr. Saltman is responsible for making arrangements with respect to tax withholdings.

Grants of Plan-Based Awards

All plan-based awards granted to our named executive officers are incentive stock options.  The exercise price per share of each option granted to our named executive officers was the closing price of our stock on the date of the grant, unless the markets were closed on that date, in which case the price per share was the closing price on the next business day when the markets were open.  All options were granted under our 2006 Stock Incentive Plan.

The following table presents information concerning grants to each of the named executive officers during the fiscal year ended May 31, 2008.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	Awards	Awards
Name	Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#) (1)	($/Sh) (2)	($) (3)
David P Saltman	6/15/07	—	—	—	—	—	—	—	1,000,000	0.46	400,000
	10/15/07	—	—	—	—	—	—	—	2,500,000	0.56	1,250,000
David Field	12/01/06	—	—	—	—	—	—	—	300,000	0.48	93,000
	6/15/2007	—	—	—	—	—	—	—	1,000,000	0.46	480,000
	10/15/07	—	—	—	—	—	—	—	1,000,000	0.56	500,000
Aidan Shields	6/15/07	—	—	—	—	—	—	—	500,000	0.46	240,000
	10/15/07	—	—	—	—	—	—	—	700,000	0.56	350,000

(1)	For David Saltman, 500,000 of these option awards were cancelled, and for David Field, 12,500 option awards were cancelled.
(2)	The exercise price of the stock option awards is equal to the closing price of the common stock on the date of the grant.
(3)

Refer to “Accounting for Stock-Based compensation,” in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the SEC on September 15, 2008 for the relevant assumptions used to determine the valuation of our option awards.

Outstanding Equity Awards at Fiscal Year-End

The following table presents the outstanding equity awards held by each of the named executive officers as of the fiscal year ended May 31, 2008, including the value of the stock awards.

	Option Awards						Stock Awards
Equity
Incentive
									Equity	Plan
									Incentive	Awards:
									Plan	Market
									Awards:	or Payout
									Number of	Value of
				Equity				Market	Unearned	Unearned
				Incentive			Number	Value	Shares,	Shares,
				Plan Awards			of Shares	of Shares	Units, or	Units, or
	Number of	Number of		Number of			or Units	or Units	Other	Other
	Securities	Securities		Securities			of Stock	of Stock	Rights	Rights
	Underlying	Underlying		Underlying	Option		That	That	That	That
	Unexercised	Unexercised		Unexercised	Exercise	Option	Have Not	Have Not	Have Not	Have Not
	Options (#)	Options (#)		Unearned	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable		Options	($)	Date	(#) (5)	($)	(#)	($)
David P. Saltman	500,000	—	(1)	—	0.46	6/15/2017	4,804,137	1,393,200	—	—
	775,001	1,724,999	(2)	—	0.56	10/15/2017	—	—	—	—
David Field	145,833	141,667	(3)	—	0.48	12/1/2016	—	—	—	—
	833,332	166,668	(4)	—	0.46	6/15/2017	—	—	—	—
	249,999	750,001	(4)	—	0.56	10/15/2017	—	—	—	—
Aidan Shields	408,335	91,665	(4)	—	0.46	6/15/2017	—	—	—	—
	174,999	525,001	(4)	—	0.56	10/15/2017	—	—	—	—

(1)	Vested on issue.
(2)	Vesting 1/12th per quarter after initial vesting.
(3)	A portion of which are performance based.
(4)	Vesting 1/12th per quarter.
(5)	Vesting was to occur as follows: 1,601,378 on May 20, 2009, 1,601,378 on August 20, 2009, and 1,601,381 on November 20, 2009. See note (6) to the Summary Compensation Table above.

Option Exercises and Stock Vested at Fiscal Year End

During the fiscal year ended May 31, 2008, no stock options were exercised by any named executive officer and no stock vested for any named executive officer.

Pension Benefits

We not have any defined benefit plans at this time.

Nonqualified Deferred Compensation

None of our named executive officers participate in or have account balances in non-qualified defined contribution plans or other deferred compensation plans.

Employment Arrangements and Change in Control Arrangements

We entered into an employment agreement dated August 25, 2005, with David P. Saltman whereby we appointed Mr. Saltman as our president and chief executive officer. The term of the employment agreement is from September 15, 2005 to September 30, 2008, and automatically extends for additional one-year terms unless either party gives notice of its election to terminate the agreement at least 90 days prior to the expiration of the then-current term. Pursuant to the terms of the employment agreement, we agreed to pay Mr. Saltman an annual base salary of $250,000 plus annual bonuses as determined by our board of directors, based upon our financial achievements. In addition, and in partial consideration for the services of Mr. Saltman as president and chief executive officer, he was granted a total of 8,235,662 shares of common stock on September 15, 2005. Such shares vest quarterly commencing on December 31, 2005, with 686,305 shares being vested for each of the first 11 quarters and 686,307 shares being vested in the 12th and final quarter.  On January 30, 2007, Mr. Saltman’s employment agreement was amended to provide that all shares that were scheduled to vest on March 31, 2007, June 30, 2007, September 30, 2007 and December 31, 2007, would instead vest ratably on March 31, 2008, June 30, 2008, and September 30, 2008.  All unvested shares will be forfeited if the employment agreement is terminated by us for cause or if Mr. Saltman terminates the employment agreement other than for good reason. Upon Mr. Saltman’s death, disability, termination by us other than for cause, or termination by Mr. Saltman for good reason or upon a change of control, as provided in the employment agreement, all unvested shares shall immediately vest. Finally, Mr. Saltman is entitled to certain benefits, reimbursement of qualified expenses, a $600 per month automobile allowance and reasonable office support services at our corporate headquarters, as set out in the employment agreement.

On September 18, 2008, we entered into a letter agreement with Mr. Saltman pursuant to which he tendered his resignation as our chief executive officer and all other employment positions with us. Such resignation is effective October 31, 2008. We and Mr. Saltman agreed to terminate his employment agreement effective September 18, 2008, and as a result, all rights and obligations of the parties thereunder were terminated. For the period from September 18, 2008 to October 31, 2008, Mr. Saltman will continue to serve as our chief executive officer and will be paid a base salary of $250,000 per annum. He will also be entitled to participate in our health plans to the same extent as our other senior executives. Mr. Saltman’s employment with us under the letter agreement may be terminated at any time. If his employment is terminated without cause by us or for good reason by him, we agreed to pay him an amount equal to his base salary for the remainder of the term of his employment under the letter agreement.

In addition, under the terms of the letter agreement, we agreed to (i) $112,863 to the appropriate taxing authorities on behalf of Mr. Saltman in satisfaction of withholding liabilities he incurred in connection with previous restricted stock grants, and a “gross up” payment to Mr. Saltman of $54,803, (ii) accelerate the vesting in full of options Mr. Saltman held to purchase 3 million shares of our common stock, and to make such options exercisable through March 31, 2010 at the exercise price of the option we agreed to grant to Mr. Saltman that is described in the following clause, and (iii) grant Mr. Saltman an additional option to purchase up to 500,000 shares of our common stock, which will be immediately vested and have an exercise price equal to the exercise price of stock options granted to our other senior executives between September 18, 2008 and October 31, 2008.

Mr. Saltman has up to seven days following the execution of the letter agreement to revoke it, in which case, it will be null and void in its entirety.

On November 1, 2006, we appointed David Field as Senior Vice President of Business Development and entered into an employment agreement with him, which was amended June 15, 2007, upon his promotion to Executive Vice President and Chief Operating Officer. Mr. Field was also appointed as our President effective October 1, 2007. Pursuant to Mr. Field’s employment agreement, as amended, we agreed to pay him an annual base salary of $175,000.  Provided that the Company has achieved its funding and revenue targets for the period June 1 through September 30, 2007, the base salary will be increased to $225,000 as of October 1, 2007. We may, in our sole and absolute discretion, pay Mr. Field a bonus payment as may be determined by our board of directors. Per the June 15, 2007 amendment, Mr. Field was granted options for an additional 1,000,000 shares, which options vest quarterly, based on company performance against the agreed business plan, over three years. In addition, we may, in our sole and absolute discretion, award Mr. Field other forms of equity compensation.  Mr. Field is eligible to participate in the standard fringe benefits package and incentive compensation plans generally made available to our executive management employees.

On September 18, 2008, we entered into a retention agreement with Mr. Field pursuant to which we agreed to grant him an option to purchase 2.5% of the fully diluted shares of the Company, which is estimated to be approximately 30,228,000 shares of our common stock, in exchange for the cancellation of all other options held by him. In addition, we agreed that if his employment is terminated by us without cause or by him for good reason, he would be entitled to severance equal to three months of his base salary at the time of termination. Such severance supersedes and replaces all other severance packages previously granted to Mr. Field.

On June 12, 2007 we appointed Aidan Shields as our chief financial officer and entered into entered into an employment agreement with him pursuant to which we agreed to pay him an annual base salary of $175,000. We will base our annual salary, bonus and equity compensation for Mr. Shields on a benchmark study versus similar roles, experience levels and positions in the marketplace as well as his performance and our economic circumstances.  Mr. Shield’s salary was increased to $200,000 per year effective October 15, 2007. Mr. Shields is entitled to participate in a fiscal 2007-08 bonus incentive plan to be designed and approved by our chief executive officer and our compensation committee. The amount of his bonus is based on the attainment of a fiscal 2007-08 performance target and based on his and our performance. Under the terms of his employment agreement, we also agreed to grant Mr. Shields an option to purchase 500,000 shares of our common stock which vests quarterly over a three year period.  In addition, we agreed to review his equity compensation package as part of a senior officer review during negotiations and on the completion of a new round of equity or debt financing.  In addition, we may, in our sole and absolute discretion, award Mr. Shields other forms of equity compensation.  Mr. Shields is eligible to participate in the standard fringe benefits package and incentive compensation plans generally made available to our executive management employees.

On September 18, 2008, we entered into a retention agreement with Mr. Shields that is identical to the retention agreement we entered into with Mr. Field, discussed above, except that we granted Mr. Shields an option to purchase 1.4% of the fully diluted shares of the Company, which is estimated to be approximately 16,928,000 shares of our common stock, in exchange for the cancellation of all other options held by him.

The stock option agreements of our named executive officers provide that, generally, in case of a change of control, the option will be assumed or an equivalent option or right substituted by the successor corporation or a parent or subsidiary of the successor corporation.  If the successor corporation refuses to assume or substitute for the option, then immediately before and contingent on the consummation of the change in control, the optionee will fully vest in and have the right to exercise his or her options. As of May 31, 2008, the value of the unvested, in-the-money options of our named executive officers that would accelerate upon a change of control, based on the difference between the closing price on the last trading day of the year of $0.30 per share and the exercise price of the respective options, was as follows:

Name	Option Value as of May 31, 2008
David P. Saltman	$—
David Field	—
Aidan Shields	—

Director Compensation

We compensate the non-employee members of our board of directors in the amount of $40,000 per annum, payable in quarterly installments. The following table sets forth summary information concerning compensation paid or accrued for services rendered to us in all capacities by the non-employee members of our board of directors for the fiscal year ended May 31, 2008. Other than as set forth below and the reimbursement of actual and ordinary out-of-pocket expenditures, we did not compensate any of our directors for their services as directors during the fiscal year ended May 31, 2008.

					Change in
					Pension
					Value and
				Non-Equity	Nonqualified
	Fees			Incentive	Deferred
	Earned or	Stock	Options	Plan	Compensation	All Other
	Paid in	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	Cash ($)	($)	($) (1)	($)	($)	($)	($)
Edward Douglas Ward (2)	55,000	—	150,000	—	—	—	205,000
Kenneth F. Potashner (3)	10,000	—	127,500	—	—	—	137,500
Steven J. Kemper (4)	10,000	—	127,500	—	—	—	137,500

(1)

Refer to “Accounting for Stock-Based compensation,” in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the SEC on September 15, 2008 for the relevant assumptions used to determine the valuation of our option awards.

(2)	Edward Douglas Ward has outstanding options to purchase an aggregate of 460,000 shares as of May 31, 2008.
(3)	Kenneth F. Potashner has outstanding options to purchase an aggregate of 250,000 shares as of May 31, 2008.
(4)	Steven J. Kemper has outstanding options to purchase an aggregate of 250,000 shares as of May 31, 2008.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of September 15, 2008, regarding the beneficial ownership of our common stock by (i) each person we know to be the beneficial owner of five percent or more of our common stock, (ii) each of our named executive officers, (iii) each of our directors and (iv) all of our named executive officers and directors as a group.  Information with respect to beneficial ownership has been furnished by each director, named executive officer or five percent or more stockholder, as the case may be.  The address for all executive officers and directors is c/o Corporate Secretary at Open Energy Corporation, 514 Via De La Valle, Suite 200, Solana Beach, California 92075.

Percentage of beneficial ownership is calculated based on 127,952,400 shares of common stock outstanding as of September 15, 2008.  Beneficial ownership is determined in accordance with the rules of the SEC which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and includes shares of our common stock issuable pursuant to the exercise of stock options, warrants or other securities that are immediately exercisable or convertible or exercisable or convertible within 60 days of September 15, 2008. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them. For the two largest beneficial owners by ownership percentage, the table presents beneficial ownership information before and after the issuance of the warrants in connection with the securities purchase agreement dated September 12, 2008, that we entered into with The Quercus Trust as described in greater detail under “Item 13. Certain Relationships and Related Transactions, and Director Independence - Related Transactions,” below, which warrants we may refer to as the September 2008 Warrants in this report.

	Before Issuance of the September 2008 Warrants			After Issuance of the September 2008 Warrants
Name of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Shares Beneficially Owned	Number of Shares Beneficially Owned		Percent of Shares Beneficially Owned

5% Stock holders:
Cornell/YA Global Investments, L.P.	23,200,000	(1)	15.9%	109,835,057	(10)	47.2%
The Quercus Trust	95,663,041	(2)	45.7%	734,346,297	(11)	86.3%

Executive Officers and Directors:
David P. Saltman	8,367,327	(3)	6.5%
David Field	1,420,830	(4)	*
Aidan Shields	683,334	(5)	*
Edward Douglas Ward	273,333	(6)	*
Kenneth F. Potashner	83,332	(7)	*
Steven J. Kemper	83,332	(8)	*

All Executive Officers and Directors as a group (6 persons)	10,911,488	(9)	8.3%

*	Indicates beneficial ownership of less than 5% of the total outstanding common stock.
(1)

Includes 4,950,000 shares of common stock and 18,250,000 shares of common stock issuable upon conversion of convertible notes. This stockholder’s address is 101 Hudson Street, Suite 3700, Jersey City, NJ 07302.

(2)

Includes 14,273,945 shares of common stock, 40,000,000 shares of common stock issuable upon conversion of a convertible note dated September 19, 2007, and 41,389,096 shares of common stock issuable upon exercise of warrants. This stockholder’s address is c/o Joseph P. Bartlett, Esq., 1900 Avenue of the Stars, Suite 2100, Los Angeles, CA 90067.

(3)

Includes 6,900,659 shares of common stock, of which 4,804,137 shares remain unvested and are subject to forfeiture, 1,275,001 shares of common stock issuable upon exercise of currently vested options, and 191,667 shares of common stock issuable upon exercise of options that will vest by November 15, 2008.

(4)	Includes 1,229,164 shares of common stock issuable upon exercise of currently vested options and 191,666 shares of common stock issuable upon exercise of options that will vest by November 15, 2008.
(5)	Includes 583,334 shares of common stock issuable upon exercise of currently vested options and 100,000 shares of common stock issuable upon exercise of options that will vest by November 15, 2008.
(6)	Includes 235,000 shares of common stock issuable upon exercise of currently vested options and 38,333 shares of common stock issuable upon exercise of options that will vest by November 15, 2008.
(7)	Includes 62,499 shares of common stock issuable upon exercise of currently vested options and 20,833 shares of common stock issuable upon exercise of options that will vest by November 15, 2008.
(8)	Includes 62,499 shares of common stock issuable upon exercise of currently vested options and 20,833 shares of common stock issuable upon exercise of options that will vest by November 15, 2008.
(9)	See footnotes 3 through 8 inclusive.
(10)	Includes 4,950,000 shares of common stock and 104,885,057 shares of common stock issuable upon exercise of warrants
(11)

Includes 11,270,575 shares of common stock, 229,885,057 shares of common stock issuable upon conversion of a convertible note dated September 19, 2007, 258,190,665 shares of common stock issuable upon exercise of warrants (excluding the September 2008 Warrants), and 235,000,000 shares of common stock issuable upon exercise of the September 2008 Warrants.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review of Related Party Transactions

It is our policy and procedure to have all transactions with a value above $120,000, including loans, between us and our officers, directors and principal stockholders and their affiliates, reviewed and approved by a majority of our board of directors, including a majority of the independent and disinterested members of the board of directors, and that such transactions be on terms no less favorable to us than those that we could obtain from unaffiliated third parties. We believe that all of the transactions described below were reviewed and approved under the foregoing policies and procedures.

Related Transactions

Since June 1, 2007, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are a party to in which the amount involved exceeds $120,000 and in which any director, executive officer or beneficial holder of more than 5% of any class of our voting securities or members of such person’s immediate family had or will have a direct or indirect material interest, other than the transactions described below.

As described in more detail in our Current Report on Form 8-K filed with the SEC on September 18, 2008, on September 12, 2008, we entered into a securities purchase agreement with The Quercus Trust, which at the time held, and continues to hold, more than five percent of our outstanding common stock. Under the terms of the securities purchase agreement we agreed to sell warrants to The Quercus Trust to acquire, in the aggregate, 235,000,000 shares of our common stock in exchange for $4.2 million of cash, $300,000 of forgiveness of accrued interest on our Series B Convertible Notes held by The Quercus Trust and a $200,000 restructuring fee for the amendment of certain terms of the $3.5 million secured loan previously extended to us by The Quercus Trust. The warrants will have an exercise price of $0.067 per share. The terms of the $3.5 million secured loan that were amended are the following: (i) we extended the maturity date of the loan from October 2008 to March 2009, (ii) we reduced the borrowing base collateral requirement to 100% of the outstanding loan amount, and (iii) we eliminated the requirement that we make prepayments of the loan with the proceeds of California state solar rebates that we receive.

In addition, under the terms of the securities purchase agreement, we amended the terms of our Series B Convertible Notes held by The Quercus Trust to: (i) grant voting rights to the holders of the Series B Convertible Notes on an as converted basis, which will require an amendment of our articles of incorporation before such rights may apply and a failure to effect such amendment within six months of the closing under the securities purchase agreement would be deemed an trigger event under the Series B Convertible Notes; (ii) include certain protective provisions in the Series B Convertible Notes, including limitations on our ability to effect stock redemptions, incur indebtedness in excess of $500,000, engage in certain merger, acquisition or similar transactions, effecting material changes to our business, or entering into compensation arrangements with our officers and directors; and (iii) provide that future interest payments under the Series B Convertible Notes will be made in warrants with substantially the same terms as set forth in the warrants issued pursuant to the securities purchase agreement.

As described in more detail in our Current Report on Form 8-K filed with the SEC on April 30, 2008, on April 30, 2008 we entered into a loan and security agreement with The Quercus Trust pursuant to which The Quercus Trust agreed to loan us up to $3.5 million secured by a first priority security interest in all of our inventory, accounts receivable and money and deposit accounts. The unpaid principal amount of our borrowings is due in full on October 30, 2008, and interest is payable in warrants to acquire shares of our common stock at an exercise price of $0.506 per share. The total number of warrants that may be issued, assuming we borrow the maximum amount of $3.5 million, is 1,389,096, which the parties agreed equates to an 18% per annum interest rate. On April 30, 2008, we borrowed $1,550,000 under the loan and security agreement and on that day we issued warrants to acquire 615,171 shares of our common stock to The Quercus Trust in connection therewith.

As described in more detail in our Current Report on Form 8-K filed with the SEC on September 25, 2007,  on September 19, 2007, we entered into a Securities Purchase Agreement (the “Agreement”) with The Quercus Trust for the private placement of (i) a convertible note (the “Series B Note”) in the principal amount of $20,000,000 and (ii) a warrant (the “Warrant”) to acquire up to 40,000,000 shares of common stock, par value $0.001 per share (the “Common Stock”) for a purchase price of $20,000,000 (the “Transaction”).  The maturity date on the Series B Note is September 19, 2010.  The Series B Note accrues interest at a rate of 6% per annum, with accrued interest due and payable quarterly in arrears on each January 1, April 1, July 1 and October 1 beginning on the first such date after September 19, 2007. The Series B Note was convertible into Common Stock at an initial price of $0.50, which is subject to adjustment.  The Series B Note provides The Quercus Trust with the right to require redemption upon the occurrence of certain triggering events.  The Warrant associated with the Series B Note was originally exercisable for up to 40,000,000 shares of Common Stock at an exercise price of ($0.506) per share, subject to adjustment.  The largest amount outstanding while the Series B Note has been outstanding is $20,000,000 plus accrued interest.  To date, we have not paid any principal under the Series B Note and have issued warrants to acquire 3,003,370 shares of our common stock on terms substantially similar to the Warrant.   The amount outstanding as of the date of this report is $20,000,000.

At May 31, 2008 and 2007, we accrued payroll liabilities totaling $190,000 and $2,417,000, respectively, representing estimated employer and employee taxes, employee withholding, interest and penalties related to stock-based compensation resulting from the vesting through February 29, 2008 and May 31, 2007 of previous issuances of restricted stock grants to certain of our officers and employees. In connection with the issuance of these restricted stock grants, we failed to withhold the required amounts related to the individuals’ federal and state income and payroll tax liabilities, pay the related employer tax liabilities associated with the issuances, and did not remit the amounts to the appropriate federal and state government agencies associated with amounts vested at the times required by law. In January 2008, we paid past-due taxes related to these restricted stock grants, as well as related estimated interest and penalties associated with previously unpaid taxes. We have recorded corresponding amounts due from the officers and employees at May 31, 2008 and 2007 totaling $397,000 and $1,993,000, respectively. These amounts are classified as due from related parties on our balance sheets and represent the amount of the liability that is owed by the individuals to us for the required withholdings not made on their behalf. In December 2007, we received $1,498,770 from our chief executive officer to satisfy the employee portion of the required withholding taxes on his restricted stock grants. The May 31, 2008 balance represents the remaining obligation for one employee and one former employee to repay us for taxes to be paid on their behalf.

We assumed advances from various related parties, including shareholders, in connection with the acquisition of SRS. These advances are due on demand and bear interest at 6% per annum. As of May 31, 2008 and 2007, balances due to related parties totaled $67,000 and $312,000, respectively, and related accrued interest totaled $3,000 and $81,000, respectively.

Issuances of Options

During the year ended May 31, 2008, we granted options to purchase an aggregate of 9,350,000 shares of our common stock to our directors and executive officers, including each of our executive officers named in the Summary Compensation Table, at an weighted average exercise price of $0.52 per share.

Other Transactions

We have purchased a policy of directors’ and officers’ liability insurance that insures our directors and officers against the cost of defense, settlement or payment of a judgment in some circumstances.

We believe that all of the transactions described above were on terms at least as favorable to us as they would have been had we entered into those transactions with unaffiliated third parties.

Director Independence

Our board of directors has determined that three of our current five directors – each of Messrs. Kemper, Potashner and Ward – are independent as defined by the Nasdaq Marketplace Rules. Mr. Kemper is the chair of the audit committee of our board of directors and also serves on the nominating & governance committee of our board of directors.  Mr. Potashner serves on the audit committee and the nominating & governance committee of our board of directors.  Mr. Ward is the chair of the compensation committee of our board of directors and also serves on the nominating & governance committee of our board of directors.  We do not have any directors that are not independent serving on any of the committees of our board of directors.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees billed for professional services rendered by Squar, Milner, Peterson, Miranda & Williamson, LLP, for the audits of our annual financial statements and related matters for the years ended May 31, 2008 and May 31, 2007, respectively, and fees billed for other services rendered by Squar, Milner during those periods:

	FY 2008	FY2007
Audit fees (1)	$257,475	$242,931
Audit-related fees (2)	—	—
Tax fees (3)	53,546	16,820
All other fees (4)	15,635	33,859
	$326,656	$293,610

(1)

Audit fees include fees and expenses for professional services rendered for the audits of the Company’s annual financial statements for those years and for the review of the financial statements included in the Company’s Quarterly Reports on Form 10-QSB.

(2)

Audit-related fees consist of fees billed for assurance and related services that are related to the performance of the audit or review of the Company’s financial statements and are not reported as audit fees.

(3)	Tax fees consist of preparation of federal and state tax returns, review of quarterly estimated payments, and consultation concerning tax compliance issues.
(4)	All other fees include any fees for services not covered above. Fees noted for both periods primarily represent fees associated with reviews of registration statements filed by the Company.

The Audit Committee has determined that the rendering of all non-audit services by Squar, Milner, Peterson, Miranda & Williamson, LLP is compatible with maintaining the auditor’s independence. All non-audit related services in the above table were pre-approved and/or ratified by the Audit Committee. The Audit Committee approves non-audit services by Squar, Milner, Peterson, Miranda & Williamson, LLP on an ad hoc basis, and has vested authority with Steven J. Kemper, the chairman of the Audit Committee, to approve non-audit services as needed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Open Energy Corporation

By:	/s/ David P. Saltman
Chief Executive Officer (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant in their capacities and on September 26, 2008.

Signature	Title	Date

/s/ David P. Saltman	Director and Chief Executive Officer (Principal Executive Officer)	September 26, 2008
David P. Saltman

/s/ Aidan H. Shields	Chief Financial Officer and Treasurer (Principal Financial and	September 26, 2008
Aidan H. Shields	Accounting Officer)

/s/ David A. Field	Director and President and Chief Operating Officer	September 26, 2008
David A. Field

Director
Steven J. Kemper

/s/ Edward Douglas Ward*	Director	September 26 2008
Edward Douglas Ward

/s/ Kenneth S. Potashner*	Director	September 26, 2008
Kenneth S. Potashner

* By David A. Field, Attorney -in-Fact.

Exhibit #	Exhibit
31.1*	Certification of Principal Executive Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.