Form 10-Q
period 2008-08-31
OPEN ENERGY CORP
filed 2008-10-15
CIK 1176193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒                       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2008

or

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

(858) 794-8800

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1)  has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes      ☒   No      ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of October 10, 2008, 127,952,400 shares of the issuer’s common stock, par value $0.001 per share, were outstanding, the only class of common equity.

Open Energy Corporation

Form 10-Q

For the three months ended August 31, 2008,

FORWARD LOOKING STATEMENTS

In this report, unless the context indicates otherwise, the terms “Open Energy,” “Company,” “we,” “us,” and “our” refer to Open Energy Corporation, a Nevada corporation, and its subsidiaries.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934 or the “Exchange Act.”  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under the heading “Risk Factors” and elsewhere in, or incorporated by reference into, this report.

In some cases, you can identify forward looking statements by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “ believe, “ “ anticipate, “ “estimate,” “predict,” “potential,” or the negative of these terms.  These terms and similar expressions are intended to identify forward-looking statements.  Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected.  The forward-looking statements in this report are based upon management’s current expectations and belief, which management believes are reasonable.  These statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q.  In addition, we cannot assess the impact of each factor on our business or the extent to which any factor or combination of factors, or factors we are aware of, may cause actual results to differ materially from those contained in any forward looking statements.  You are cautioned not to place undue reliance on any forward-looking statements.  These forward-looking statements reflect our expectations as of the date of this report.  Except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including:

•                  significant uncertainty inherent in the renewable energy industry;

•                  intense and increasing competition from other “clean” renewable energy companies and conventional fossil fuel based energy companies that may be able to deliver clean energy and fossil fuel based energy at lower costs than the Company:

•                  new competitors are likely to emerge and new technologies may further increase competition;

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

•                  our ability to attract and retain a qualified employee base including our ability to achieve specified milestones upon which the vesting of certain options granted to management are dependent;

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

•                  our ability to maintain and execute a successful business strategy; and

•                  we may face other risks described from time to time in periodic and current reports we file with the United States Securities and Exchange Commission, or the “SEC.”

Other risks and uncertainties include such factors, among others, as market acceptance and market demand for our products and services, pricing, the changing regulatory environment, the effect of our accounting policies, potential seasonality, industry trends, adequacy of our financial resources to execute our business plan, our ability to attract, retain and motivate key technical, marketing and management personnel, possible disruption in commercial activities occasioned by terrorist activity and armed conflict, and other risk factors detailed in this report and our other SEC filings.  You should consider carefully the statements under “Item 1A. Risk Factors” in “Part II—Other Information” and other sections of this report, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements and could materially and adversely affect our business, operating results and financial condition.  All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements.

(i)

PART I—FINANCIAL INFORMATION

Item 1.           Financial Statements.

OPEN ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	August 31, 2008	May 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$795	$327
Accounts receivable, net of allowance for doubtful accounts of $167 and $232 at August 31, 2008 and May 31, 2008, respectively	2,870	3,834
Inventories	1,758	2,221
Deferred charges	2,273	2,617
Prepaid expenses and other current assets	309	367
Total current assets	8,005	9,366

Fixed assets, net	673	757
Due from related parties	397	397
Deferred financing costs, net	1,458	1,644
Intangible assets, net	4,024	4,196
Goodwill	10,221	10,221
Total assets	$24,778	$26,581

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable	$4,437	$5,283
Notes payable, current maturities	3,221	1,516
Other accrued liabilities	4,833	4,541
Deferred revenue	2,457	2,822
Total current liabilities	14,948	14,162

Long-term portion of convertible debentures, net	6,195	5,351
Deferred tax liability	3,711	3,943
Total liabilities	24,854	23,456

Commitments and contingencies (Note 16)

Stockholders’ equity
Common stock, $0.001 par value; 1,125,000,000 shares authorized; 127,952,400 shares issued and outstanding at August 31, 2008 and May 31, 2008, respectively	128	128
Additional paid—in capital	91,745	90,385
Accumulated deficit	(91,949)	(87,388)
Total stockholders’ (deficit) equity	(76)	3,125

Total liabilities and stockholders’ (deficit) equity	$24,778	$26,581

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPEN ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended August 31,
	2008	2007
Revenues, net	$766	$1,547
Cost of sales	780	1,811
Gross profit (loss)	(14)	(264)

Operating expenses:
Selling, general and administrative	3,173	3,931
Research and development	20	72
Total operating expenses	3,193	4,003

Loss from operations	(3,207)	(4,267)

Other income (expense):
Interest income	3	1
Interest expense	(1,666)	(5,413)
Other income (expense)	75	(100)
Gain (loss) on foreign exchange	2	(19)
Total other income (expense)	(1,586)	(5,531)

Loss before income tax benefit	(4,793)	(9,798)
Income tax benefit	232	809
Net loss	$(4,561)	$(8,989)

Net loss per share – basic and diluted	$(0.04)	$(0.08)

Weighted average shares outstanding - basic and diluted	127,952,400	109,549,409

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPEN ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended August 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,561)	$(8,989)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	257	245
Interest from amortization of warrants and beneficial conversion feature, net of tax	844	3,569
Amortization of deferred financing costs	186	145
Amortization of original issue discount	—	1,416
Warrants issued in lieu of cash interest	174	—
Stock based compensation	1,173	2,111
Reduction of bad debt reserve	(65)	(71)
Reduction of inventory reserves	(201)	(249)
Deferred taxes	(232)	(567)
Change in operating assets and liabilities:
Accounts receivable	1,029	109
Due from related parties	—	150
Inventories	663	758
Deferred Charges	344	—
Other current assets	62	(69)
Accounts payable	(846)	434
Other accrued liabilities	301	830
Deferred revenue	(365)	(738)
Net cash used in operating activities	(1,237)	(916)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	—	(25)
Net cash used in investing activities	—	(25)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	1,950	950
Proceeds from issuance of convertible debt	—	1,000
Payments on notes payable	(245)	(16)
Payment of debt issuance costs	—	(411)
Net cash provided by financing activities	1,705	1,523

Net increase in cash and cash equivalents	468	582

Cash and cash equivalents at beginning of period	327	319

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$795	$901

SUPPLEMENTAL DISCLOSURES

Cash operating activities:
Interest paid	$—	$16
Non-cash investing and financing activities:
Warrants issued in connection with debt financing	$—	$1,544
Warrants issued in payment of interest	$186	$—
Beneficial conversion feature associated with convertible debt	$—	$625
Stock issued upon conversion of debt	$—	$6,770

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of Business

Open Energy Corporation, a Nevada corporation, is a renewable energy company focused on the development and commercialization of a portfolio of solar electric technologies for residential, commercial and industrial applications.  The Company currently designs, manufactures and distributes building-integrated photovoltaic roofing tiles, roofing membranes and architectural photovoltaic glass products under the SolarSave® trade name.

The Company currently maintains two facilities:  a corporate office in Solana Beach, California for senior management, marketing, sales, customer service, legal and finance;  and an engineering facility in Grass Valley, California for product design, project engineering, prototyping, customer glass manufacturing, and materials management.

Shares of the Company’s common stock currently trade on the OTC Bulletin Board under the symbol “OEGY.OB”.

Note 2 – Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has incurred losses since its inception totaling approximately $91,949,000 through August 31, 2008.  As of August 31, 2008, we had cash and cash equivalents of $795,000, and negative working capital of $6,943,000.  During the three months ended August 31, 2008, we funded our operations from the sale of debt securities and at August 31, 2008, had no unused sources of liquidity.

On June 3 and June 10, 2008, the Company received aggregate funding of $1,950,000 under the $3,500,000 Loan (see Note 14), bringing the total amount borrowed under this loan to the full $3,500,000.  There is no additional borrowing capacity under this loan.

Following the end of the quarter, on September 12, 2008, we entered into a definitive securities purchase agreement with The Quercus Trust (“Quercus”).  The securities purchase agreement provides for the sale to Quercus of warrants to acquire 235,000,000 shares of the Company’s common stock at a purchase price of $0.02 per warrant share for total cash proceeds of $4.2 million net of payment by the Company of $300,000 owed for accrued interest on the Series B Convertible Notes held by Quercus and a $200,000 restructuring fee for the amendment of certain terms of the $3.5 million secured loan previously extended to the Company by Quercus (see Note 20).

The Company believes that its current cash, including the cash received from the September 12, 2008 financing transaction, will only provide sufficient working capital to fund its operations through December 2008.  Its current cash requirements are significant due to the need to bring in additional personnel to support sales efforts; accounts payable arrearages; research and development expenses; and other operational expenses.  The Company expects to continue to incur significant negative cash flow from operations during fiscal 2009.  Thus, additional equity or debt financing will need to be raised in the near future to implement the Company’s business strategy.

The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital or it could be forced to cease operations.  In order to continue as a going concern, the Company will also need to develop and grow its customer base and revenues and achieve a profitable level of operations or secure additional financing.  Management’s plans to obtain such resources for the Company include raising additional capital through sales of debt and equity securities, the proceeds of which will be used to support its working capital requirements.  The financial statements included herein do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 – Basis of Presentation and Significant Accounting Policies

Interim Financial Statements

The condensed consolidated balance sheet as of August 31, 2008, the condensed consolidated statements of operations for the three month periods ended August 31, 2008 and 2007 and the condensed consolidated statements of cash flows for the three month periods ended August 31, 2008 and 2007 are unaudited. These financial statements reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to state fairly the financial position, results of operations and cash flows for the interim periods presented. The balance sheet as of May 31, 2008 was derived from the Company’s audited financial statements. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for the year ending May 31, 2009. These financial statements and the notes thereto should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2008, filed with the SEC.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or “GAAP.”  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All significant inter-company accounts and transactions have been eliminated.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and also requires disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  Significant estimates made by management include revenue recognition estimates, the viability of recognizing deferred tax assets, valuation of intangibles and goodwill, valuation of equity instruments, reserves for inventory, allowance for uncollectible amounts due from related parties and the allowance for doubtful accounts receivable.  Significant changes in these estimates may have a material impact on the financial statements.

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”).  The Company generates revenue from the sale of photovoltaic, or “PV” roofing tiles, PV roofing membranes, balance of system products, and management system products to our dealers or other parties.  The Company does not perform any installation of PV products.  The Company does, however, install water monitoring systems and recognizes corresponding license/subscription revenue consistent with the requirements of AICPA Statement of Position (SOP) 97-2, Software Revenue Recognition.  SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectability is reasonably assured.  Amounts billed or received from customers in advance of performance are recorded as deferred revenue.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade accounts receivable.  The Company maintains cash balances at various financial institutions primarily located in California.  Accounts at these institutions are secured by the Federal Deposit Insurance Corporation up to $100,000, which amount has been temporarily increased to $250,000 through December 31, 2009.  At times, balances may exceed federally insured limits.  The Company has not experienced any losses in such accounts.  Management believes that the Company is not exposed to any significant credit risk with respect to its cash and cash equivalents.

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

Debt Discounts Related to Beneficial Conversion and Warrant Valuation

In accordance with EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios and EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the Company records debt discounts in connection with the beneficial conversion feature (“BCF”) related to the issuance of convertible debt instruments that have conversion features at fixed rates that are in-the-money when issued, and the fair value of warrants issued in connection with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to warrants, based on their relative fair value, and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion feature.  The discounts recorded in connection with the BCF and warrant valuation are recognized as non-cash interest expense over the term of the convertible debt, using the effective interest method.

Stock-Based Compensation

Beginning in fiscal year 2007, the Company accounts for share-based compensation arrangements in accordance with the provisions of SFAS No. 123R (“SFAS 123R”)  Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values.  The Company uses the Black-Scholes option valuation model to estimate the fair value of its stock options at the date of grant.  The Black-Scholes option valuation model requires the input of subjective assumptions to calculate the value of stock options.  The Company uses historical data among other information to estimate the expected price volatility, the expected option life and the expected forfeiture rate.

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

For the quarter ended August 31, 2008, a total of 42,000,000 shares underlying convertible debt, 75,792,248 shares underlying warrants and 16,223,228 outstanding stock options to purchase shares of our common stock have been excluded from the calculation because they are deemed to be anti-dilutive.

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

Note 4 – Recent Accounting Pronouncements

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB No. 109 (“FIN 48”) which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return.  Additionally, FIN 48 provides guidance on recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions.  The Company adopted FIN 48 at the beginning of fiscal year 2008.  The adoption of FIN 48 did not impact our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value under U.S. GAAP, and expands disclosures related to the use of fair value measures in financial statements. SFAS No. 157 does not expand the use of fair value measurements in financial statements, but standardizes its definition and guidance in U.S. GAAP. SFAS No. 157 emphasizes that fair value is a market-based measurement and not an entity-specific measurement, based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS No. 157 establishes a fair value hierarchy from observable market data as the highest level to an entity’s own fair value assumptions about market participant assumptions as the lowest level. This statement is effective for financial assets and liabilities for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FSP FAS 157-2, to defer the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until years beginning after November 15, 2008. The adoption of SFAS 157 for our financial assets and liabilities as of June 1, 2008, did not have a material effect on our consolidated financial statements. The Company is currently reviewing the adoption requirements related to our nonfinancial assets and liabilities and have not yet determined the impact, if any, on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment to FASB Statement No. 115 (“SFAS No. 159”). This statement permits companies to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement of accounting for financial instruments. The fair value option established by this statement permits all entities to measure eligible items at fair value at specified election dates. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.We adopted SFAS No. 159 as of June 1, 2008. Upon adoption, the Company did not elect the fair value option for any of the eligible financial instruments, and as such, the adoption of SFAS No. 159 did not have a material effect on our consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company does not believe that the adoption of the disclosure provisions required under SFAS No. 161 will have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

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

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”).  FSP APB 14-1 requires issuers of convertible debt that may be settled wholly or partly in cash when converted to account for the debt and equity components separately.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and must be applied retrospectively to all periods presented.  The Company is evaluating the effect the implementation will have on its consolidated financial statements.

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

Note 5 – Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	August 31, 2008	May 31, 2008
Assigned rebates	$2,479	$2,734
Trade accounts	558	1,332
Less: Allowance for doubtful accounts	(167)	(232)
Total	$2,870	$3,834

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

Note 6 – Inventories

Inventories consisted of the following (in thousands):

	August 31, 2008	May 31, 2008
Raw materials	$1,958	$2,181
Work-in-process	—	—
Finished goods	284	724
Less reserves	(484)	(684)
Total	$1,758	$2,221

Note 7 – Deferred Charges

At August 31, 2008 and May 31, 2008, the Company had deferred charges of $2,273,000 and 2,617,000, respectively.  These charges represent the cost of sales related to revenue that has been deferred in connection with the rebate collection process.

Note 8 –Fixed Assets

Fixed assets are stated at cost less accumulated depreciation and amortization.  Depreciation and amortization of fixed assets are provided over the estimated useful lives of the assets, or the related lease terms if shorter, by the straight-line method.  Useful lives range as follows:

Computers and networks	3 years
Machinery and equipment	5-7 years
Furniture and fixtures	5-7 years
Leasehold improvements	Lesser of lease term or useful life of the improvement

Fixed assets consisted of the following (in thousands):

	August 31, 2008	May 31, 2008
Computers and Networks	$336	$336
Machinery and Equipment	683	683
Furniture and fixtures	137	137
Leasehold improvement	13	13
Subtotal	1,169	1,169
Less: accumulated depreciation	(496)	(412)
Fixed assets, net	$673	$757

Depreciation expense was $85,000 and $72,000 for the three months ended August 31, 2008 and 2007, respectively.

Note 9 – Due from Related Parties

Amounts due from related parties as of August 31, 2008 and May 31, 2008 of $397,000 consists of estimated balances owed by certain officers and other employees to the Company for income tax withholding in connection with previously issued restricted stock grants (see Note 12).

Note 10 – Deferred Financing Costs, net

The Company capitalizes costs directly related to financing agreements and certain qualified debt restructuring costs, and amortizes these costs as additional interest expense over the terms of the related debt.

Net deferred financing costs are comprised of the following (in thousands):

	August 31, 2008	May 31, 2008
Deferred financing costs	$2,159	$2,159
Accumulated amortization	(701)	(515)
Deferred financing costs, net	$1,458	$1,644

For the three months ended August 31, 2008 and 2007, the Company recognized amortization expense of $186,000 and $145,000, respectively, related to deferred financing fees.

Note 11 – Goodwill and Intangible Assets

As of August 31, 2008 and May 31, 2008, goodwill and intangible assets consisted of the following (in thousands):

	August 31, 2008	May 31, 2008
Goodwill:

CRE	$6,097	$6,097
Solar Roofing Systems, Inc.	3,846	3,846
WaterEye	278	278
	$10,221	$10,221

	Weighted
	average amortization
	period (years)	August 31, 2008	May 31, 2008
Amortized intangible assets:

Patented technologies	8.0	$5,699	$5,699
Customer relationships	8.0	462	462
Subtotal		6,161	6,161
Less: accumulated amortization		(2,247)	(2,075)
Total amortized intangibles		3,914	4,086

Indefinite - lived intangible assets:
Trademarks		110	110
Total Indefinite - lived intangibles		110	110

Total intangibles		$4,024	$4,196

Aggregate amortization expense for all intangible assets for the three months ended August 31, 2008 and 2007 totaled $172,000 and $173,000, respectively.

Note 12– Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	August 31,	May 31,
	2008	2008
Accrued warranty	$2,375	$2,403
Payroll liabilities	466	406
Accrued interest	801	351
Common stock issuable	746	746
Accrued legal fees	72	74
Accrued restructuring costs	—	68
Other	373	493
Total	$4,833	$4,541

Accrued warranty.  Changes in the warranty reserve for the quarter ended August 31, 2008 were the following (in thousands):

Beginning balance at May 31, 2008	$2,403
Provisions	2
Warranty settlements	(30)
Ending balance at August 31, 2008	$2,375

Included in the accrued warranty reserve is $933,000 related to warranty work to repair diodes on the Company’s SolarSave® membrane product that was shipped in prior quarters, $976,000 related to a product corrosion issue on the Company’s SolarSave® membrane product shipped in prior quarters, $269,000 related to tile delamination, and $197,000 related to a general reserve on products sold to date.

Payroll liabilities.  Included in payroll liabilities at August 31, 2008 and May 31, 2008 are liabilities totaling $193,000 and $190,000, respectively, representing estimated employer and employee taxes, employee withholding, interest and penalties related to stock-based compensation resulting from the vesting through August 31, 2008 and May 31, 2008 of previous issuances of restricted common stock to certain officers and employees of the Company.  In connection with the issuance of these shares, the Company failed to withhold the required amounts related to the individuals’ federal and state income and payroll tax liabilities, pay the related employer tax liabilities associated with the issuances, and did not remit the amounts to the appropriate federal and state government agencies associated with amounts vested at the times required by law.  In January 2008, the Company paid past-due taxes related to these restricted stock grants, as well as related estimated interest and penalties associated with previously unpaid taxes.  The Company has recorded corresponding amounts due from the officers and employees at August 31, 2008 and May 31, 2008 totaling $397,000.  These amounts are classified as due from related parties on the accompanying balance sheets and represent the amount of the liability that is owed by the individuals to the Company for payments and the required withholdings not made on their behalf.  Refer to Note 20 “Subsequent Events”.

Common stock issuable.  Common stock issuable represented the liability to former shareholders of Solar Roofing Systems, Inc. (“SRS”) under the terms of the stock purchase agreement the Company entered into with the SRS stockholders in February 2006.  On March 7, 2008, the Company entered into a settlement and general release agreement with the former SRS Stockholders to settle certain disagreements related to the rights and liabilities of the Company and the SRS Stockholders.  The Company agreed to issue an aggregate of 2,202,594 shares of common stock under the terms of the settlement agreement, of which 1,834,554 shares remain to be issued.

Note 13 – Deferred Revenue

Deferred revenue consisted of the following (in thousands):

	August 31, 2008	May 31, 2008
Rebate processing	$2,273	$2,617
Other	184	205

Total	$2,457	$2,822

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

Note 14 – Notes Payable

Notes payable consisted of the following (in thousands):

	August 31,	May 31,
	2008	2008
Secured loan agreement for borrowings up to $3,500,000, bearing interest at 18% payable at funding in warrant shares, matures October 30, 2008, secured by accounts, including but not limited to qualified accounts receivable, all inventory, money and deposit accounts, cash and non-cash proceeds of any and all of the foregoing	$3,217	$1,511
Other	4	5
Total	3,221	1,516
Notes payable, current maturities	3,221	1,516
Notes payable, long term maturities	$—	$—

On April 30, 2008, the Company entered into a Loan and Security Agreement and issued a promissory note for a loan of up to $3,500,000 (the “4/30/2008 Note”).  Pursuant to the 4/30/2008 Note, the Company may borrow an amount equal to the lesser of 50% of the Company’s combined inventory, accounts receivable and cash balances, and 100% of its qualified accounts receivable (as defined in the 4/30/2008 Note) (the “Borrowing Base”), up to a maximum of $3,500,000.  On April 30, 2008, the Company was funded $1,550,000 under the 4/30/2008 Note.  On June 3 and June 10, 2008, the Company was funded the remaining $1,950,000 under the 4/30/2008 Note, bringing the total amount borrowed under this loan to $3,500,000.  There is no additional borrowing capacity under this loan.

All unpaid principal under the 4/30/2008 Note is due in full on October 30, 2008, and the 4/30/2008 Note may be prepaid in full at any time.  The Company is required to make partial prepayments on the 4/30/2008 Note upon receipt of any rebates included in the accounts receivable portion of the Collateral (defined below), and upon determination that the Borrowing Base is not satisfied at specified intervals during the term of the 4/30/2008 Note.  Through August 31, 2008, the Company borrowed a total of $3,500,000 under this facility and has made partial prepayment totaling $283,000, of which $245,000 was repaid during the quarter ended August 31, 2008.

Interest on the 4/30/08 Note is payable in advance in warrants to acquire shares of the Company’s common stock at an exercise price of $0.506 per share.  The Company issued a total of 1,389,096 warrants based on the funding of the entire $3.5 million commitment which the parties agreed equates to an approximate 18% per annum interest rate on the 4/30/2008 Note.  The warrants have a seven-year term. The Company issued 615,171 warrants, valued at approximately $139,500, on April 30, 2008 upon the receipt of the $1,550,000 described above.  On June 3 and June 10, 2008, we issued a total of 773,925 warrants, valued at approximately $175,500, based on the receipt of the additional $1,950,000 of funding pursuant to the 4/30/2008 Note.  Prepaid expenses and other current assets at August 31, 2008 includes $117,000 of prepaid interest related to the 4/30/2008 Note based on the issuance of these warrants in advance.

 The amounts due under the 4/30/08 Note are secured by a first priority security interest in all of the Company’s inventory, accounts receivable and money and deposit accounts (the “Collateral”).  If any event of default occurs under the Loan Agreement or the 4/30/08 Note, the lender may: (1) declare null and void its obligation to make any additional advances under the loan, (2) require the Company to immediately repay the loan in full, (3) foreclose on the Collateral, and (4) assert all other rights and remedies of a lender under applicable law.

On September 12, 2008, we entered into a definitive securities purchase agreement with The Quercus Trust which, among other things, amended certain provisions of the 4/30/2008 Note and extended the maturity date to March 2009 (see Note 20 “Subsequent Events”).

Accrued interest related to notes payable totaled $0 at August 31, 2008 and May 31, 2008.

Note 15 – Convertible Debentures

The carrying value of convertible debentures as of August 31, 2008 and May 31, 2008 has been calculated as follows (in thousands):

	August 31, 2008	May 31, 2008
Face value of debentures	$21,000	$21,000

Less unamortized debt discounts:
Beneficial conversion feature	(7,313)	(7,727)
Warrants	(7,492)	(7,922)
Debentures carrying value	6,195	5,351
Less current portion	—	—
Long-term portion convertible debentures	$6,195	$5,351

As of August 31, 2008, the debentures, plus accrued interest of $538,000, were convertible into 42,000,000 shares of our common stock

Note 16 – Commitments and Contingencies

Operating Leases

The Company conducts all of its operations from leased facilities.  Most of the leases are for 36 month terms, contain annual escalation clauses, and some provide for renewal after the expiration of the initial term.  In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases.  Rent expense was $117,000 for the three months ended August 31, 2008 and 2007.

Employment Contract

We entered into an Employment Agreement dated August 25, 2005, between our company and David Saltman whereby our company appointed Mr. Saltman as President and Chief Executive Officer.  The term of the employment agreement was from September 15, 2005 to September 30, 2008.  Pursuant to the terms of the employment agreement, our company agreed to pay Mr. Saltman an annual base salary of $250,000 plus annual bonuses as determined by our board of directors and based upon our company’s financial achievements.  In connection with the original employment agreement, on August 25, 2005, the Company issued 8,235,662 shares of common stock to Mr. Saltman.  Such shares were scheduled to vest quarterly over a three-year period commencing December 31, 2005, with 686,305 shares scheduled to vest for the first 11 quarters and 686,307 shares scheduled to vest in the 12th and final quarter.  On January 30, 2007, the Company and Mr. Saltman amended that agreement to provide that all shares that were scheduled to vest on March 31, 2007, June 30, 2007, September 30, 2007 and December 31, 2007, would instead vest ratably on March 31, 2008, June 30, 2008, and September 30, 2008.  On March 30, 2008, we entered into an amendment to Mr. Saltman’s employment agreement, which provides that all restricted shares granted to Mr. Saltman that were scheduled to vest on March 31, 2008 would vest on April 20, 2008.  On April 18, 2008, we entered into an additional amendment to Mr. Saltman’s employment agreement which provides that all restricted shares granted to Mr. Saltman that were scheduled to vest on: (1) April 20, 2008 would vest on May 20, 2009; (2) June 30, 2008 would vest on August 20, 2009, and (3) September 30, 2008 would vest on November 20, 2009. That amendment further provided that all unvested shares will be cancelled if his employment was terminated for cause by us or if Mr. Saltman resigned other than for good reason.  Finally, the employment agreement provides for Mr. Saltman to receive certain benefits, expenses, an automobile allowance and reasonable office support services as set out in the employment agreement.

Subsequent to the end of the quarter, Mr. Saltman tendered his resignation, effective as of October 31, 2008, as our chief executive officer and from all other employment positions (See Note 20).

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

Note 17 – Stockholders’ Equity

Warrant Activity for the Period and Summary of Outstanding Warrants

On June 3 and June 10, 2008, we issued warrants to the holder of our 4/30/2008 Note to acquire a total of 773,925 shares of our common stock as prepaid interest at an exercise price of $0.506 per share. The warrants have a seven year term (See Note 14).

On August 29, 2008, we issued warrants to one of the holders of our 12/7/2007 Notes to acquire a total of 44,667 shares of our common stock with an exercise price of $0.506 per share in lieu of accrued and unpaid interest.  The warrants have a seven year term.

During the three months ended August 31, 2008, no warrants were exercised.

As discussed further in Note 20—Subsequent Events, in September 2008, we entered into a securities purchase agreement pursuant to which we sold warrants to acquire a total of 235,000,000 shares of our common stock at an exercise price of $0.067 per share, for a purchase price of $0.02 per warrant.  In addition, in October 2008, we issued warrants to acquire a total of 748,000 shares of the Company’s common stock at an exercise price of $0.02 per warrant as payment of accrued and unpaid interest owed through June 30, 2008 in connection with a note payable agreement entered into in December 2007.

A summary of warrants outstanding at August 31, 2008 is as follows:

	Current
Number of Shares	Exercise
Subject to Warrants	Price	Expiration Date
1,475,010	$0.2419	January 31, 2011
6,000,000	$0.5000	March 31, 2011
2,233,438	$1.5000	June 30, 2013
6,250,000	$0.5000	August 17, 2011
6,000,000	$0.5000	March 29, 2012
4,400,000	$0.5000	June 15, 2010
1,272,000	$0.7090	August 31, 2012
41,600,000	$0.5060	September 19, 2014
2,080,000	$0.5060	December 7, 2014
3,003,370	$0.5060	April 16, 2015
615,171	$0.5060	April 19, 2015
44,667	$0.5060	April 30, 2011
628,182	$0.5060	June 3, 2015
145,743	$0.5060	June 10, 2015
44,667	$0.5060	August 29, 2015
75,792,248

We evaluated the outstanding warrants in accordance with the provisions of EITF 00-19 and concluded that classification of the fair value of the warrants as equity at August 31, 2008 was appropriate.

Consultant Compensation Plan

Under the Company’s 2004 Consultant Compensation Plan, the Board of Directors is authorized to issue up to 9,771,000 shares to consultants without further shareholder approval.  As of August 31, 2008, a total of 9,432,017 shares were available for issuance.

Note 18 - Accounting for Stock-Based Compensation

On November 2, 2006, the Board of Directors adopted the Open Energy Corporation 2006 Equity Incentive Plan (the “Plan”), which provides for the granting of stock and non-stock based compensation awards, including options, stock awards, stock appreciation rights, and cash awards to employees, officers, directors or consultants.  The Board of Directors approved an original allocation of 8,500,000 shares to the Plan that was subsequently expanded to 16,500,000 shares as of August 31, 2007.  As of August 31, 2008, 2,376,772 shares remained available for future grant under the Plan.  Options generally vest over a three year period and expire ten years from the date of grant.  Options granted under the Plan have exercise prices ranging from $0.31 to $0.58 per share.

On August 31, 2007, an option for 1,000,000 shares (500,000 options were subsequently cancelled) was granted to our chief executive officer, outside of the Plan in connection with personal guarantees made by him in connection with the Company’s borrowing of money pursuant to a promissory note date June 15, 2007 (the “6/15/07 Note”).  Based on the fair value of the options of $0.40 per share, the grant resulted in stock-based compensation expense of $200,000 for the three months ended August 31, 2007.

There were no options granted during the three months ended August 31, 2008.

During the three months ended August 31, 2007, the Company granted a total of 2,500,000 options.  The aggregate fair value of the options granted was $1,000,000 during the three months ended August 31, 2007, the majority of which is expected to be amortized as stock compensation expense over three years.

The weighted average estimated fair value of stock options granted during the three months ended August 31, 2007 was $0.40 using the Black-Scholes option pricing model.  The Company used the following weighted average assumptions for the three months ended August 31, 2007:

August 31, 2007
Dividend yield	0.0%
Expected volatility	123%
Risk-free interest rate	4.18%
Expected life in years	6
Forfeiture Rate	8.26%

Stock-based compensation expense in connection with options vesting during the three months ended August 31, 2008 and 2007 was $499,000 and $503,000, respectively.  During the quarter, the Company modified approximately 80,000 options of certain employees which included accelerated vesting and extension of the post-employment exercise period.  Since expected vesting for the modified options was determined to be improbable at the date of the modifications, the net change to stock compensation cost as a result of the modifications was a reduction of $19,000.

A summary of the changes in options outstanding during the three months ended August 31, 2008 is as follows:

Option	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at May 31, 2008 (1)	17,570,386	0.50	9.06

Granted	0	n/a	n/a
Exercised	0	n/a	n/a
Cancelled	0	n/a	n/a
Forfeited	(1,347,158)	0.45	n/a

Outstanding at August 31, 2008	16,223,228	$0.47	8.61	$—
Exercisable at August 31, 2008	8,596,179	$0.48	8.64	$—

(1)                Includes an option for 1,000,000 shares that was granted to our Chief Executive Officer outside of the Plan in connection with the 6/15/07 Note, of which 500,000 options are vested and 500,000 were cancelled upon repayment of the 6/15/07 Note on October 5, 2007

As of August 31, 2008, the total remaining unrecognized compensation cost related to unvested stock options amounted to $1,612,364, which is expected to be recognized over a weighted-average period of 2.01 years.

A summary of nonvested stock options as of August 31, 2008 is as follows:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value

Nonvested at May 31, 2008	9,186,424	$0.35
Granted	—	n/a
Vested	(1,094,993)	0.41
Cancelled	—	n/a
Forfeited	(464,382)	0.22

Nonvested at August 31, 2008	7,627,049	0.46

Restricted Stock

In accordance with their employment agreements, certain of the Company’s officers and a non-executive employee were awarded restricted stock grants for an aggregate of 9,868,467 shares of the Company’s common stock that initially vested over periods ranging from 2.75 to 3.00 years.  Stock compensation expense recognized in connection with these grants during the three months ended August 31, 2008 and 2007 was approximately $674,000 and $1,606,000, respectively.

On March 30, 2008, the Company entered into an amendment to the employment agreements, which provided that all restricted shares granted pursuant to these agreements that were scheduled to vest on March 31, 2008 would vest on April 20, 2008.  On April 18, 2008, the Company entered into an additional amendment to Mr. Saltman’s employment agreement which provided that all restricted shares granted to Mr. Saltman that were scheduled to vest on: (1) April 20, 2008 would vest on May 20, 2009; (2) June 30, 2008 would vest on August 20, 2009, and (3) September 30, 2008 would vest on November 20, 2009.

As of August 31, 2008, there was approximately $2,398,000 of total unrecognized compensation cost related to nonvested restricted stock awards, which is expected to be recognized over a weighted-average period of 1.25 years (See Note 20).

There was no stock based compensation expense for services for the three months ended August 31, 2008.  Stock based compensation recognized during the three months ended August 31, 2007 related to common stock granted for services was $3,000.

Note 19 – Restructuring Costs

On December 13, 2007, the Company adopted a plan to shut down operations at its Aurora, Ontario facility in Canada.  The plan, which did not involve the discontinuance of any business line, was substantially complete as of January 31, 2008.  The Company is continuing development and manufacturing of its SolarSave® membrane product, which was historically manufactured at its Aurora facility.  The Company recorded total costs associated with the shut down plan of $849,000.  During the three months ended August 31, 2008, the $68,000 remaining accrual liability as of May 31, 2008, representing lease settlement costs, was paid in full.

Note 20 – Subsequent Events

Forbearance and Repayment Agreement

On September 12, 2008, the Company entered into a forbearance and repayment agreement with the Company’s largest supplier. The forbearance agreement provides for a payment plan for approximately $3 million of payables due as of the agreement date from the Company with interest at 12% per annum. Pursuant to the forbearance agreement, the Company agreed to pay $1 million on or prior to September 19, 2008, $500,000 on or prior to January 15, 2009, and six payments of $297,558 on a monthly basis beginning on March 15, 2009, until the entire amount is paid in full.

Securities Purchase Agreement

On September 12, 2008, the Company entered into a definitive securities purchase agreement (the “September 2008 SPA”) with The Quercus Trust.  The September 2008 SPA provides for the purchase by The Quercus Trust of warrants to acquire 235,000,000 shares of the Company’s common stock at a purchase price of $0.02 per warrant share for total cash proceeds of $4.2 million of cash, net of payment by the Company of $300,000 owed for accrued interest on the Series B Convertible Notes held by The Quercus Trust and a $200,000 restructuring fee for the amendment of certain terms of the $3.5 million secured loan previously extended to the Company by The Quercus Trust. The warrants have an exercise price equal to $0.067 per share, subject to anti-dilution protection, and a term of seven years.

On September 18, 2008, pursuant to the September 2008 SPA, the Company issued warrants to acquire up to 75,000,000 shares of its common stock to The Quercus Trust in exchange for $1.5 million in gross proceeds.  On October 3, 2008, we issued the remainder of the warrants to acquire up to 160,000,000 shares of our common stock to The Quercus Trust in exchange for $2.7 million in gross proceeds

Pursuant to the September 2008 SPA, the $3.5 million secured loan was amended to (1) extend the maturity date of the secured loan from October 2008 to March 2009, (2) reduce the borrowing base collateral requirement to 100% of the outstanding loan amount, and (3) eliminate the requirement that the Company make prepayments of the secured loan with the proceeds of California state solar rebates received by the Company.

In addition, the September 2008 SPA amended certain provisions of the Company’s outstanding Series B Convertible Notes held by The Quercus Trust and other holders.  These amendments (1) provide that future interest payments shall be made in the form of warrants in the form of those issued in the September 2008 financing, (2) add additional protective covenants, (3) provide for the granting of voting rights to the holders of the Series B Convertible Notes, upon the amendment of the Company’s articles of incorporation.

The issuance of warrants pursuant to the September 2008 SPA caused the reset of the exercise and conversion prices applicable to certain warrants and convertible debentures exercisable for and convertible into shares of the Company’s common stock to $0.087 per share, and an adjustment to the number of shares of the Company’s common stock which these instruments are exercisable or convertible into. In addition the number of shares into which outstanding debentures are convertible increased from approximately 42,000,000 to 241,000,000 in the aggregate, and the number of shares for which outstanding warrants are exercisable increased from approximately 76,000,000 to 673,000,000 in the aggregate based on the anti-dilution provision of the respective agreements.

Amendments to Outstanding Notes

Until we entered into the September 2008 SPA, we were required to make partial prepayments on the 4/30/2008 Note upon receipt of any rebates included in the accounts receivable portion of the collateral, and upon determination that the Borrowing Base is not satisfied at specified intervals during the term of the 4/30/2008 Note.  Through August 31, 2008, we borrowed a total of $3,500,000 under this facility and we made partial prepayments totaling $283,000, of which $245,000 was repaid during the quarter ended August 31, 2008.

Pursuant to the September 2008 SPA, the 4/30/2008 Note was amended to (1) extend the maturity date from October 2008 to March 2009, (2) reduce the Borrowing Base collateral requirement to 100% of the outstanding loan amount, and (3) eliminate the requirement that we make prepayments of the secured loan with the proceeds of California state solar rebates received by the us.

In connection with the September 2008 financing, certain terms of the 12/7/07 Notes were amended as follows: (i) the conversion price was reduced to $0.087 per share; and (ii) interest payments are to be made with the warrants, which will have a term of three years and an exercise price of $0.067, subject to adjustment.

Saltman Letter Agreement

On September 18, 2008, the Company entered into a letter agreement with David P. Saltman pursuant to which he tendered his resignation, effective October 31, 2008, as the Company’s chief executive officer and all other employment positions. The Company and Mr. Saltman agreed to terminate his employment agreement effective September 18, 2008, and as a result, all rights and obligations of the parties thereunder were terminated. For the period from September 18, 2008 to October 31, 2008, Mr. Saltman will continue to serve as the Company’s chief executive officer and will be paid a base salary of $250,000 per annum. Mr. Saltman’s employment with the Company under the letter agreement may be terminated at any time. If his employment is terminated without cause by the Company or for good reason by him, the Company agreed to pay him an amount equal to his base salary for the remainder of the term of his employment under the letter agreement.

In addition, under the terms of the letter agreement, the Company agreed to (i) pay $112,863 to the appropriate taxing authorities on behalf of Mr. Saltman in satisfaction of withholding liabilities he incurred in connection with previous restricted stock grants, and a “gross up” payment to Mr. Saltman of $54,803 (ii) accelerate the vesting in full of options Mr. Saltman held to purchase three million shares of our common stock, and to make such options exercisable through March 31, 2010 at the exercise price of the option we agreed to grant to Mr. Saltman that is described in the following clause, and (iii) grant Mr. Saltman an additional option to purchase up to 500,000 shares of the Company’s common stock, which will be immediately vested and have an exercise price equal to the exercise price of stock options granted to the Company’s other senior executives between September 18, 2008 and October 31, 2008.

Retention Agreements

On September 18, 2008, the Company entered into retention agreements with four of its officers: (i) David Field, president, (ii) Aidan Shields, chief financial officer, (iii) Christopher S. Gopal, executive vice president of worldwide operations, and (iv) Dalton W. Sprinkle, general counsel and senior vice president.

Under the retention agreement the Company entered into with Mr. Field, the Company agreed to grant him an option to purchase 2.5% of the fully diluted shares of the Company, calculated after giving effect to the transactions related to the September 2008 SPA, described above, which is estimated to be 30,118,404 shares of the Company’s common stock, in exchange for the cancellation of all other options held by him. In addition, it was agreed that if his employment is terminated by the Company without cause or by him for good reason, he would be entitled to severance equal to three months of his base salary at the time of termination. Such severance supersedes and replaces any and all other severance packages previously granted to Mr. Field.

The retention agreement the Company entered into with each of its other officers is identical to the retention agreement entered into with Mr. Field, discussed above, except with respect to the number of shares of common stock subject to the option granted to such officers.  The Company agreed to grant each of Dr. Gopal, Mr. Shields and Mr. Sprinkle, an option to purchase 2.0%, 1.40% and 1.25%, respectively, of the total fully diluted shares of the Company’s common stock, calculated after giving effect to the transactions related to the September 2008 SPA, described above.  The foregoing percentages for Messrs. Gopal, Shields and Sprinkle are estimated to total 24,182,817, 16,927,972, and 15,114,260 shares of the Company’s common stock, respectively.  The options we agreed to grant are intended to be exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder.

Warrant Issuance

On October 7, 2008 and in conjunction with our September 2008 SPA, we issued warrants to the holders of our 12/7/2007 Notes to acquire a total of 748,000 shares of our common stock at a purchase price of $0.02 per share as payment of accrued and unpaid interest at June 30, 2008 of approximately $14,960. The warrants have an exercise price equal to $0.087 per share and a term of seven years.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the statements in this Quarterly Report on Form 10-Q, including, but not limited to this Management’s Discussion and Analysis or Plan of Operation, contain forward-looking statements regarding the Company’s business, financial condition, and results of operations and prospects that are based on the Company’s current expectations, estimates and projections. In addition, other written or oral statements which constitute forward-looking statements may be made by the Company or on the Company’s behalf. Words such as “expects,” “anticipates,” “intends,” “believes,” “estimates,” “may,” “would,” or variations of such words and similar expressions are intended to identify such forward-looking statements. You can also identify forward-looking statements by discussions of strategy, plans or intentions. These statements are not guarantees of future performance, and are inherently subject to risks and uncertainties that are difficult to predict. As a result, actual outcomes and results may differ materially from the outcomes and results discussed in or anticipated by the forward-looking statements. All such statements are therefore qualified in their entirety by reference to the factors specifically addressed in the sections entitled “Risk Factors” in the Company’s Annual Report on Form 10-K and this Quarterly Report on Form 10-Q. New risks can arise and it is not possible for management to predict all such risks, nor can management assess the impact of all such risks to the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to revise or update publicly any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report on Form 10-Q, other than as required by law.

Overview

Business

We are a renewable energy company focused on the development and commercialization of a portfolio of solar electric technologies for residential, commercial and industrial applications. We currently design, manufacture and distribute building-integrated photovoltaic roofing tiles, roofing membranes and architectural photovoltaic glass products under the SolarSave® trade name.  We maintain two facilities: a corporate office in Solana Beach, California for senior management, marketing, sales, customer service, legal and finance, and an engineering facility in Grass Valley, California for product design, project engineering, prototyping and materials management.

The following three strategic initiatives distinguish our approach from others in an industry that is increasingly becoming commoditized and price-driven:

1.                                       We utilize the roofing products industry as our primary channel partner, co-designing, co-marketing and distributing our solar products through this well established industry.

We believe that the lowest cost per installed watt for rooftop solar applications can best be achieved by partnering with those already engaged in the production, distribution, installation and servicing of traditional roofing products.  The channel begins with our established relationships with companies such as Eagle Roofing Products and Petersen-Dean and ends with trained roofers who seamlessly install our building-integrated products onto rooftops simultaneous with the installation of standard tile, membrane and shingle products.  This approach avoids the problems created when multiple trades are engaged in the installation process, which can actually void existing roof warranties, as well as create construction and service issues.

Our focus on customer needs includes co-designing products with our channel partners to drive innovation, reduce installation costs, and provide bundled services.  Channel support services include system engineering and design, installation training, pre-sales and point-of-sales training, post-sales support, on-line real-time monitoring and display, warranty registration, and rebate processing.  We have participated with our channel partners in the training of over 350 roofers and sales personnel to sell and install our products, which offers significant sales leverage at a relatively low cost to our company.

2.                                       We outsource production in order to lower our costs, increase our capacity and better balance demand and supply of our proprietary best-in-class building integrated PV products.

We strive to be a leading edge designer of innovative photovoltaic, or “PV” products.  We offer a suite of building-integrated photovoltaic products designed to blend seamlessly into and form a part of building materials already in use.  While we will continue to develop innovative products, we will also evaluate licensing and purchasing options to acquire technologies developed by others.  As thin film, nano-materials, vapor deposition and other innovations become commercially viable, we intend to use them to develop commercial products and bring them to market.  We do not spend extensively on research, or carry expensive overhead that typically accompanies such efforts.

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

We have developed a plan we believe will provide a financial solution that monetizes the full array of tax incentives for the ultimate benefit of the residential energy consumer.  Together with a tax equity partner, we intend install solar generation systems in “solar communities.”  We expect to coordinate the engineering, equipment procurement and construction of each project.  We would then contract with third parties to maintain the rooftop systems, to read the meters, and to bill the customers.  The tax equity partner would receive a secure internal rate of return and the benefits of the 30% investment tax credit and five-year accelerated depreciation under the 2005 U.S. Energy Bill.  The builders would reduce their construction costs and, hopefully, sell their homes more quickly.  The residential consumer would be guaranteed a reduced monthly utility bill and receive the benefits of incremental home value at no additional expense or tax impact.  We believe that through this solution we will sell more products and participate in the long term revenue streams associated with the sale of energy.

Recent Developments

September 2008 Financing

On September 12, 2008, after the period covered by this report, we entered into a securities purchase agreement with The Quercus Trust which we refer to as the “September 2008 SPA,” providing for the purchase by The Quercus Trust of warrants to acquire up to 235,000,000 shares of our common stock for total cash proceeds of $4,200,000, net of payment by the Company of $300,000 owed for accrued interest on the Series B Convertible Notes held by The Quercus Trust and a $200,000 restructuring fee for the amendment of certain terms of the $3,500,000 secured loan previously extended to us by The Quercus Trust.  We refer to this financing transaction as our “September 2008 Financing” in this report.  The initial closing occurred on September 18, 2008, at which time we issued warrants to acquire up to 75,000,000 shares of our common stock to The Quercus Trust in exchange for $1,500,000 in gross proceeds.  The second and final closing occurred on October 3, 2008, at which time we issued the remainder of the warrants to acquire up to 160,000,000 shares of our common stock to The Quercus Trust in exchange for $2,700,000 million in gross proceeds.  The warrants we issued are exercisable for a period of seven years from the date of issuance and have an exercise price of $0.067 per share, subject to anti-dilution protection. Under the terms of the September 2008 SPA, The Quercus Trust has the right to fund the next $5,100,000 in financing by purchasing, for $0.02 per warrant, additional warrants to purchase our common stock.

The amendments that were made to the $3,500,000 secured loan in connection with the September 2008 Financing were as follows: (i) the maturity date was extended from October 2008 to March 2009, (ii) the borrowing base collateral requirement was reduced to 100% of the outstanding loan amount, and (iii) the requirement that we make prepayments on the loan with the California state solar rebate proceeds we receive was eliminated.

Additionally, the September 2008 SPA provides for the amendment of the terms of our convertible promissory notes issued on September 19, 2007 and December 7, 2007 (which, collectively, we may refer to as the “Series B Convertible Notes” in this report) to: (i) grant voting rights to the holders of the Series B Convertible Notes on an as converted basis; (ii) include certain protective provisions in the Series B Convertible Notes, including limitations on our ability to effect stock redemptions, incur indebtedness in excess of $500,000, engage in certain merger, acquisition or similar transactions, effecting material changes to our business, or entering into compensation arrangements with our officers and directors; and (iii) provide that future interest payments under the Series B Convertible Notes shall be made in warrants with substantially the same terms as the warrants we issued in the September 2008 Financing.

The conversion price of our Series B Convertible Notes and the exercise price of the related warrants were reduced to $0.087 per share as a result of the issuance of the warrants we issued in our September 2008 Financing.

We are required to seek stockholder approval to amend our articles of incorporation to grant the holders of the Series B Convertible Notes voting rights and to the  increase the number of our authorized shares of stock.  The failure to amend our articles of incorporation within six months of the closing under September 2008 Financing would be deemed a trigger event under the Series B Convertible Notes, which, among other things, would give the holders thereof the right to require us to redeem all or any portion of such notes.

Board of Directors

In connection with the September 2008 Financing, we agreed to appoint three designees of The Quercus Trust to our board of directors.  We appointed David Anthony, Joseph Bartlett and Gary Cheek, the three designees of The Quercus Trust, to our board of directors on October 3, 2008.  Each of Steven J. Kemper, David P. Saltman and Edward Douglas Ward resigned from our board of directors.  Mr. Cheek resigned on October 8, 2008 to pursue other personal matters.

Management

On September 18, 2008, we entered into a letter agreement with Mr. Saltman, our chief executive officer, pursuant to which we and Mr. Saltman agreed to terminate his employment agreement effective September 18, 2008, and as a result, all rights and obligations of the parties under that agreement were terminated. For the period from September 18, 2008 to October 31, 2008, Mr. Saltman will continue to serve as our chief executive officer pursuant to the terms of the letter agreement and will be paid a base salary of $250,000 per annum. Mr. Saltman’s employment under the letter agreement may be terminated at any time. If his employment is terminated without cause by us or for good reason by him, we agreed to pay him an amount equal to his base salary for the remainder of the term of his employment under the letter agreement.

Effective November 1, 2008, David Field, our current president and chief operating officer, will be appointed as our chief executive officer.

Completed Solar Electric Installation for the New California Academy of Sciences

In September 2008, we completed our largest solar electric installation to date.  We installed 720 4 x 6 foot glass panels embedded with photovoltaic cells that were arranged in a solar canopy around the new California Academy of Sciences in Golden Gate Park, San Francisco, California.  The solar canopy is one of the largest photovoltaic glass canopies in the United States.

September 2008 Forbearance Agreement

On September 12, 2008, we entered into a forbearance and repayment agreement with our largest supplier. The forbearance agreement provides for a payment plan for the approximately $3,000,000 of payables currently due from us with interest at 12% per annum. Pursuant to the forbearance agreement, we agreed to pay $1,000,000 on or prior to September 19, 2008, $500,000 on or prior to January 15, 2009, and six payments of $297,558 on a monthly basis beginning on March 15, 2009 until the entire amount is paid in full.

License of Intellectual Property

We are currently evaluating the possibility of licensing the intellectual property associated with our tile and membrane products.  A license of one or both of these products to one or more parties on either a geographically limited or worldwide basis could have the effect of driving greater sales volumes at reduced costs.  We believe that a license strategy would exchange revenue growth for greater operational profitability.  We anticipate that our channel distribution strategy would remain intact in a licensing scenario, and we would continue to provide pre- and post-sale services to our channel partners and end users.

Critical Accounting Policies

The preparation of financial statements in conformity with United States generally accepted accounting principles, or “GAAP,” requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. As the number of variables and assumptions affecting the probable future resolution of the uncertainties increase, these judgments become even more subjective and complex.  Please see “Note 3—Basis of Presentation and Significant Accounting Policies” to our financial statements set forth in Item 1 of this report for a discussion regarding the accounting policies we have identified as the most important to an understanding of our current financial condition and results of operations.

Limited Operating History

We have limited historical financial information upon which to base an evaluation of our future performance. We have generated limited revenues from operations. We cannot guarantee that we will be successful in our business. We are subject to risks inherent in a fast growing company, including limited capital resources, possible delays in product development and manufacturing, and possible cost overruns due to price and cost increases. There is no assurance that future financing will be available to our company on acceptable terms.  Additional equity financing will likely result in substantial dilution to existing stockholders.

Results of Operations

Three Months Ended August 31, 2008 compared to Three Months Ended August 31, 2007

The following table sets forth our consolidated statement of operations data for the three months ended August 31, 2008 and 2007.

Consolidated Statement of Operations
($ in thousands)

	Three Months Ended August 31,
	2008		2007
Revenues, net	$766	100.0%	$1,547	100.0%
Gross profit (loss)	(14)	(1.8)	(264)	(17.1)
Operating expenses:
Selling, general and administrative	3,173	414.2	3,931	254.1
Research and development	20	2.6	72	4.6
Total operating expenses	3,193	416.8	4,003	258.7
Loss from operations	(3,207)	(418.6)	(4,267)	(275.8)
Total other income (expense)	(1,586)	(207.1)	(5,531)	(357.5)
Loss from operations before income tax benefit	(4,793)	(625.7)	(9,798)	(633.3)
Income tax benefit	232	30.3	809	52.3
Net loss	$(4,561)	(595.4)%	$(8,989)	(581.0)%

Revenues

For the three months ended August 31, 2008 and 2007, revenues were $766,000 and $1,547,000, respectively.

During the three months ended August 31, 2008, revenues of $766,000 primarily consisted of $680,000 in sales of SolarSave® Tiles.  SolarSave® Tile revenues increased approximately 22% over the same quarter in 2007. Revenues in the quarter did not include any sales of our architectural glass product and thus were lower compared to same quarter last year.

At August 31, 2008, we deferred revenue in the amount of $2,273,000, which was primarily related to rebate claims submitted to state and federal agencies. The amount of deferred revenue was determined by assigning a declining factor to the rebate, based on the progress of the rebate application through the rebate processing cycle.

For the three months ended August 31, 2007, revenues were $1,547,000, which consisted primarily of SolarSave®  PV Glass shipped to the California Academy of Sciences Museum in Golden Gate Park, San Francisco, California, and shipments of SolarSave®  Tiles for residential projects. We shipped all pieces associated with the California Academy of Sciences Museum and recognized all revenue except for the amounts to be paid upon final customer acceptance.

Cost of Sales

For the three months ended August 31, 2008 and 2007, costs of sales were $780,000 and $1,811,000, respectively.

For the three months ended August 31, 2008, cost of sales was $780,000 resulting in a gross loss of $14,000.  The gross loss for the three months ended August 31, 2008 reflects the high cost of laminates for the SolarSave® Tile for low volume purchase quantities.  However, the loss was significantly less than the same period last year due to the lack of tight delivery schedules and no major increases to the warranty reserve.

For the three months ended August 31, 2007, cost of sales was $1,811,000, resulting in a gross loss of $264,000. The gross loss for that period reflected the underutilization of manufacturing capacity at our Grass Valley and Aurora facilities (and the resulting under absorption of labor and overhead expenses due to low sales volume), and higher than expected freight and manufacturing costs incurred as a result of the tight delivery schedule for the California Academy of Sciences Museum installation.

The solar industry is highly competitive and thus we continue to experience pricing pressure.  In addition, scarce resources of silicon have led to an increase in cell laminate costs and thus increased our costs of sales. The combination of these factors continues to put pressure on gross margins.

We have undertaken a number of initiatives to improve gross margin, the most significant of which is moving from a 3 foot tile to a 4 foot standard tile, which is expected to be commercially available in the calendar-quarter ended March 31, 2009. We believe that the redesign of our SolarSave® Membrane product scheduled for release to market mid-2009 will address previous product failure issues. We are negotiating with manufacturers on the manufacture of our current and next generation SolarSave® roofing tiles and SolarSave® membrane product.  In addition, we are currently evaluating the potential of licensing the intellectual property associated with our tile and membrane products. We believe that this licensing strategy would result in greater operational profitability.

Operating Expenses

Selling, General and Administrative

For the three months ended August 31, 2008 and 2007, selling, general and administrative expenses, or “SG&A,” were $3,173,000 and $3,931,000, respectively.

The $3,173,000 of SG&A expenses for the three months ended August 31, 2008, included $1,173,000 in stock-based compensation, $218,000 of depreciation and intangible asset amortization expense, and $267,000 of legal and professional fees associated primarily with SEC reporting, contractual matters, and efforts to protect our intellectual property.  The reduction in SG&A expenses compared to the prior period is primarily attributable to a reduction in stock based compensation.

The $3,931,000 of SG&A expenses for the three months ended August 31, 2007, included $2,111,000 in stock-based compensation, $245,000 of depreciation and intangible asset amortization expense, and $306,000 of legal and professional fees associated primarily with SEC reporting and efforts to protect our intellectual property.

Research and Development

For the three months ended August 31, 2008 and 2007, research and development expenses were $20,000 and $72,000, respectively.

The research and development expenses incurred in both years were related to the ongoing development of the SolarSave® Tiles, SolarSave® Membranes, SolarSave® Glass and future product development. Future research and development efforts will be focused on improvements to our SolarSave® Tiles and SolarSave® Membranes, as well as a suite of asphalt shingle products which we believe will contribute to increasing and retaining market share.

Other Expense

Other expenses for the three months ended August 31, 2008 and 2007 were $1,586,000 and $5,531,000, respectively.

For the three months ended August 31, 2008, other expenses included $1,203,000 in non-cash interest from the amortization of the discounts recorded in connection with warrants, beneficial conversion features and original issue discounts, and non-cash deferred financing fees associated with convertible debentures and notes payable.

During the three months ended August 31, 2007, other expenses included $5,130,000 of non-cash interest from the amortization of the discounts recorded in connection with warrants, beneficial conversion features and original issue discounts associated with convertible debentures and notes payable.

Net Loss

Our net loss for the three months ended August 31, 2008 and 2007 was $4,561,000 and $8,989,000, respectively.

For the three months ended August 31, 2008, the net loss of $4,561,000 included $1,173,000 in stock-based compensation, $257,000 in depreciation and amortization expense, and $1,203,000 in non-cash interest from the amortization of the discounts recorded in connection with warrants, beneficial conversion features and original issue discounts, and non-cash deferred financing fees associated with convertible debentures and notes payable.

For the three months ended August 31, 2007, the net loss of $8,989,000 included $2,111,000 in stock-based compensation, $245,000 in depreciation and amortization expense, and $5,130,000 in non-cash interest from amortization of discounts related to of the warrants, beneficial conversion feature and original issue discount associated with convertible debentures and convertible notes.

Liquidity and Capital Resources

We have incurred losses since our inception totaling approximately $91,949,000 through August 31, 2008. We have been selling our products at a negative margin to gain market share and we are unsure if or when we will become profitable.

As of August 31, 2008, we had cash and cash equivalents of $795,000 and negative working capital of $6,943,000.  For the three months ended August 31, 2008, we used $1,237,000 of cash in operations.  Financing activities provided $1,705,000 of cash during the quarter, with $1,950,000 in gross proceeds resulting from the sale of promissory notes.

During the quarter ended August 31, 2008, we funded our operations through proceeds from the sale of debt securities. We have no unused sources of liquidity. Thus, additional equity or debt financing will need to be raised in the near future to continue operations and implement our business strategy.  As explained above and in more detail below under “—Recent Financings,” after the quarter ended, we completed a financing transaction in which we received $4,700,000 in gross proceeds in exchange for the issuance of warrants to acquire up to 235,000,000 shares of our common stock.

To date, we have been unable to meet forecasted sales and margin projections and as a result have experienced significant negative cash flow for an extended period of time. Based on our current cash usage rate, we estimate that we currently have adequate cash to fund operations (including the funds we received in our September 2008 Financing) through the end of December 2008. Our ability to continue as a going concern is dependent on obtaining additional financing to support our production and working capital requirements. Management is pursuing a number of possible debt and equity financing opportunities in an effort to address these requirements.  However, we cannot currently predict the likelihood of being able to raise additional debt or equity financing in an amount, nature or on terms that would be acceptable to us and if we are unable to obtain additional financing or grow our revenues and increase profitability, we may not have sufficient cash to satisfy all ongoing capital requirements and previously incurred liabilities and will have to substantially curtail or cease operations.

Recent Financings

September 2008 Financing

Please see “—Overview—Recent Developments-September 2008 Financing,” above and “Note 20—Subsequent Events” to our financial statements included under Item 1 of this report.

4/30/2008 Note

On April 30, 2008, we entered into a loan and security agreement pursuant to which we issued a promissory note for a loan of up to $3,500,000.  In this report, we refer to that loan and security agreement as the “Loan Agreement” and the note issued thereunder as the “4/30/2008 Note.” Pursuant to the Loan Agreement, we may borrow an amount equal to the lesser of 50% of our combined inventory, accounts receivable and cash balances, and 100% of our qualified accounts receivable (the “Borrowing Base”), up to a maximum of $3,500,000.  As of the date of this report, we have borrowed all $3,500,000.

Until we entered into the September 2008 SPA, we were required to make partial prepayments on the 4/30/2008 Note upon receipt of any rebates included in the accounts receivable portion of the collateral, and upon determination that the Borrowing Base is not satisfied at specified intervals during the term of the 4/30/2008 Note.  Through August 31, 2008, we borrowed a total of $3,500,000 under this facility and we made partial prepayments totaling $283,000, of which $245,000 was repaid during the quarter ended August 31, 2008.

Pursuant to the September 2008 SPA, the 4/30/2008 Note was amended to (1) extend the maturity date from October 2008 to March 2009, (2) reduce the Borrowing Base collateral requirement to 100% of the outstanding loan amount, and (3) eliminate the requirement that we make prepayments of the secured loan with the proceeds of California state solar rebates received by the us.

Interest on the 4/30/2008 Note is payable in warrants to acquire shares of our common stock at an exercise price of $0.506 per share.  We have thus far issued warrants to purchase up to 1,389,096 shares of our common stock, which the parties agreed equates to an 18% per annum interest rate on the 4/30/2008 Note.  The warrants have a seven-year term.  We issued warrants to purchase up to 615,171 shares of our common stock on April 30, 2008 upon the receipt of the first installment of $1,550,000.  On June 3 and June 10, 2008, we issued warrants to purchase, in the aggregate, up to 773,925 shares of our common stock upon the receipt of the additional $1,950,000 of funding pursuant to the 4/30/2008 Note.  Prepaid expenses and other current assets at August 31, 2008 includes $117,000 of prepaid interest related to the 4/30/2008 Note based on the issuance of these warrants in advance of the total warrants issued. The 4/30/2008 Note is secured by a first priority security interest in all of our inventory, accounts receivable and money and deposit accounts.  If any event of default occurs under the Loan Agreement, the lender may: (1) declare null and void its obligation to make any additional advances under the 4/30/2008 Note, (2) require us to immediately repay the 4/30/2008 Note in full, (3) foreclose on the collateral, and (4) assert all other rights and remedies of a lender under applicable law.

12/7/2007 Notes

On December 7, 2007, we entered into an amendment of a the securities purchase agreement dated September 19, 2007 between us and an accredited investor.  Pursuant to this amendment, in exchange for an aggregate purchase price of $1,000,000, we issued to the accredited investor (i) convertible notes in the aggregate principal amount of $1,000,000 and (ii) warrants to acquire up to 2,000,000 shares of the our common stock with an initial exercise price of $0.506 per share, subject to adjustment, including anti-dilution protection.  We refer to that note and that warrant as the “12/7/07 Notes” and “12/7/07 Warrants,” respectively, in this report. The transaction resulted in net proceeds to us of $913,000, which was used for the repayment of debt and general corporate and working capital purposes.

As discussed above under “September 2008 Financing,” in connection with the September 2008 Financing, certain terms of the 12/7/07 Notes were amended.   In addition, the exercise price of the 12/7/07 Warrants was reduced to $0.087 per share. Set forth below are certain material terms of the 12/7/07 Notes, as amended:

Maturity Date:	December 7, 2010
Acceleration:

The maturity date may be accelerated at the option of holder if (i) a trigger event (as defined in the 12/7/07 Notes) has occurred and is continuing, and (ii) through the date that is 10 business days after the consummation of a change of control in the event that a change of control is publicly announced.

Prepayment:	We do not have the right to prepay, in whole or in part, without penalty prior to the maturity date.
Conversion Terms:

The notes are convertible into our shares of our common stock. The initial conversion price was $0.50 per share, subject to adjustment, including anti-dilution protection. In connection with the September 2008 Financing, the conversion price was reduced to $0.087 per share.

Interest:	6% per annum commencing on July 1, 2008
Interest Payments:	Accrued interest is due and payable quarterly in arrears on each January 1, April 1, July 1 and October 1 beginning on October 1, 2008.
Interest payments are made with the warrants, which will have a term of three years and an exercise price of $0.067, subject to adjustment.
Restrictive Covenants:

Without the consent of the holders of a majority of the principal amount of the 12/7/07 Notes and the 9/19/07 Note, we may not take any action that (i) results in the redemption or repurchase of any stock, (ii) results in any merger or other corporate reorganization that results in a change in control or results in the sale of all or substantially all of our assets, (iii) authorizes indebtedness in excess of $500,000, (iv) changes our business in any material respect or (v) involves any transaction or compensation arrangements with our officers or directors.

We had not made the interest payments due on the 12/7/07 Notes on the following dates: January 1, 2008 and April 1, 2008.  The total past due interest owed through March 31, 2008 was approximately $19,000.  We amended the 12/7/07 Notes effective as of April 17, 2008, which is more fully described below under “9/19/2007 Note.”  In connection with this amendment, we issued warrants to acquire a total of 89,334 shares of our common stock with an exercise price of $0.506 per share to the holders of the 12/7/07 Notes in lieu of accrued and unpaid interest that was in arrearage (44,667 of such warrants were issued on August 29, 2008).  The other terms of such warrants are substantially the same as the warrants issued to the holders of the 12/7/07 Note.

In connection with the 12/7/07 Notes and 12/7/07 Warrants, we recorded debt discount in the aggregate amount of $487,500 in accordance with EITF 98-05, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios and EITF 00-27, Application of Issue No. 98-05 to Certain Convertible Instruments.  As a result of the debt discounts recorded in connection with the 12/7/07 Notes, the effective interest rate on the date of issuance was estimated to be approximately 22%.

9/19/2007 Note

On September 19, 2007, in exchange for an aggregate purchase price of $20,000,000, we issued to an accredited investor (i) a convertible note in the principal amount of $20,000,000, and (ii) a warrant to acquire up to 40,000,000 shares of our common stock at an exercise price of $0.506, subject to adjustment, including anti-dilution protection, exercisable for a term of seven years.  We may refer to that note and that warrant as the “9/19/07 Note” and “9/19/07 Warrant”, respectively, in this report.

The terms of the 9/19/07 Note, as amended, are substantially similar to the 12/7/07 Notes, as amended, except that the maturity date is September 19, 2010.  In addition, similar to the 12/7/07 Warrants, the exercise price of the 9/19/07 Warrant was reduced to $0.087 per share.

In connection with the 9/17/07 Note and 9/17/07 Warrant, we recorded debt discount in the aggregate amount of $16,910,000 in accordance with EITF 98-05, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios and EITF 00-27, Application of Issue No. 98-05 to Certain Convertible Instruments.  As a result of the debt discounts recorded in connection with the 9/17/07 Note, the effective interest rate on the date of issuance was estimated to be approximately 64%.

On April 17, 2008, we issued warrants to acquire a total of 3,003,390 shares of our common stock with an exercise price of $0.506 per share to the holder of our 9/19/2007 Note in lieu of accrued and unpaid interest that was in arrearage.  The other terms of such warrants are substantially the same as the 9/19/07 Warrants.

Payroll Withholding Taxes

As discussed in “Note 12–Other Accrued Liabilities” to our financial statements included in Item 1 of this report, during the fiscal years ended May 31, 2006 and 2007, we did not withhold for or pay federal or state employment or income taxes associated with the vesting dates for restricted stock set forth in certain officers’ and employees’ employment agreements, or associated with the grants of shares to officers and employees during their employment periods for consulting and/or director services.  We also did not withhold or pay employment or income taxes for shares of common stock issued to a non-executive employee during the fiscal year ended May 31, 2006, and another employee during the fiscal year ended May 31, 2007.

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

Total accrued liabilities at August 31, 2008 and May 31, 2008 associated with the employees’ and employer’s combined portion of required withholding, which is an obligation of our company to the extent not satisfied by the employees, are $193,000 and $190,000, respectively.  In January 2008, we paid a portion of past-due taxes related to these restricted stock grants, as well as related estimated interest and penalties associated with previously unpaid taxes.

We have recorded corresponding amounts due from the officers and employees at August 31, 2008 and May 31, 2008 totaling $397,000.  These amounts are classified as due from related parties on the accompanying balance sheets and represent the amount of the liability that is owed by the individuals to us for payments and the required withholdings not made on their behalf.  In December 2007, we received $1,498,770 from our chairman and chief executive officer to satisfy the employee portion of the required withholding taxes on his restricted stock grants.  The August 31, 2008 balance represents the remaining obligation for one employee and one former employee to repay us for taxes to be paid on their behalf.

Significant Capital Expenditures

We anticipate that we will make limited capital expenditures over the next twelve months for manufacturing equipment and leasehold improvements.

Recent Accounting Pronouncements

See “Note 4—Recent Accounting Pronouncements” to our financial statements included in Item 1 of this report.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1933.

Item 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Intentionally omitted pursuant to Item 305(e) of Regulation S-K.

Item 4.             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. The design of any system of controls is based in part upon a cost-benefit analysis and certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. While our management does not believe that our controls will prevent all errors or all instances of fraud, our disclosure controls and procedures are designed to provide a reasonable assurance of achieving their objectives.

As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2008, the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that certain material weaknesses as described below existed in our internal controls over financial reporting. As a result of these material weaknesses, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of August 31, 2008.

Identified Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in disclosure controls and procedures, such that there is reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Based on work completed to date and information known to management, we concluded that our disclosure controls and procedures as of August 31, 2008 were not effective because of the following material weaknesses that have been identified in our internal controls over financial reporting:

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

Management’s Remediation Initiatives

We are in the process of attempting to remediate the above noted material weaknesses, but that remediation was not complete as of August 31, 2008.

As of August 31, 2008, the Company has re-engaged its third-party consultant and is in the process of establishing a timetable for completion of the Company’s design, implementation and testing of internal controls and procedures.  Our plans to remediate the identified material weaknesses include: developing action plans to complete the implementation of internal controls necessary to correct each such weakness; assessing the need to take additional actions including, but not limited, to the following: evaluate accounting and control systems to identify opportunities for enhanced controls;  recruit and hire additional staff to provide greater segregation of duties;  evaluate the need for other employee changes; expand executive management’s ongoing communications regarding the importance of adherence to internal controls and company policies; and evaluate such other actions as our advisors may recommend.

Management does not believe that any of our annual or interim financial statements issued to-date contains a material misstatement as a result of the aforementioned weaknesses in our disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

We made no changes during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II—OTHER INFORMATION

Item 1.                                                  LEGAL PROCEEDINGS.

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

Item 1A.                                         RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I. Item 1—Description of Business—Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2008. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results and future prospects. As of the date of this report, other than the risk factors set forth below, we do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2008.

Depending on our method of raising funds, now and in the future, your shares may be diluted.

We expect to continue to need significant sources of cash to fund our operations during fiscal 2009.  Thus, additional equity or debt financing will need to be raised in the near future to implement our business strategy.  If we raise additional funds by selling additional shares of our capital stock, or securities convertible into or exercisable for shares of our capital stock, the ownership interest of our stockholders may be diluted.  It is likely that any financing will result in substantial dilution to our existing stockholders.  For example, the September 2008 financing discussed in “—Overview—Recent Developments—September 2008 Financing” in Item 2 of Part I this report and “Note 20—Subsequent Events” to our financial statements included in Item 1 Item 2 of Part I of this report, may result in substantial dilution to existing stockholders.

Our auditors have expressed substantial doubt regarding our ability to continue as a going concern.

As of the date of our most recent audit, which included the fiscal years ended May 31, 2008 and May 31, 2007, we had not generated sufficient revenues to meet our cash flow needs.  As a result, our auditors have expressed substantial doubt about our ability to continue as a going concern.  Although we have generated revenue, we are still operating at a net loss, and may continue to incur losses for a period of time.  We incurred net losses of $4.6 million for the three months ended August 31, 2008 and $34.9 million for the year ended May 31, 2008.  We cannot assure you that we will be able to obtain sufficient funds from our operating or financing activities to support our continued operations.  If we cannot continue as a going concern, we may need to substantially revise our business plan or cease operations, which may reduce or negate the value of your investment.

Our payment obligations to Suntech America, Inc. are secured by a stipulated judgment.

On September 12, 2008, we entered into a forbearance and repayment agreement with Suntech America, Inc., our largest supplier. The forbearance agreement provides for a payment plan for the approximately $3,000,000 of payables due from us with interest at 12% per annum. We agreed to pay $1,000,000 on or prior to September 19, 2008, $500,000 on or prior to January 15, 2009, and six payments of $297,558 on a monthly basis beginning on March 15, 2009 until the entire amount is paid in full.  Our payment obligations are secured by a stipulated judgment. As such, if we fail to make our payment obligations in accordance the forbearance agreement, Suntech could file an affidavit of default and a binding judgment could be entered against us.

There are a large number of shares underlying our convertible debentures and warrants that may be available for future sale.  Our existing stockholders may experience immediate and substantial dilution resulting from the issuance of these shares and the sale of these shares may depress the future market price of our common stock.

As of September 30, 2008 and as a result of entering into the September 2008 SPA with The Quercus Trust (please see “—Overview—Recent Developments—September 2008 Financing” in Item 2 of Part I this report and “Note 20—Subsequent Events” to our financial statements included in Item 1 Item 2 of Part I of this report), we had (i) 127,952,400 shares of common stock issued and outstanding; (ii) debentures outstanding that are convertible into approximately 241,000,000 additional shares of common stock; and (iii) warrants outstanding to purchase up to approximately 673,000,000 additional shares of our common stock.  The number of shares of common stock issuable upon conversion or exercise of the foregoing securities may increase if we issue shares of common stock or securities convertible into common stock at an effective price per share less than the conversion and/or exercise prices of the foregoing securities.  If and when our outstanding debentures, notes and warrants are converted or exercised for shares of our common stock, our existing stockholders will be diluted.  In addition, the sale of a significant number of such shares of common stock may depress the market price of our common stock.

Our failure to withhold for or pay federal and state employment and income taxes associated with the vesting or issuance of shares of restricted stock granted to our employees may result in significant liabilities for which we may not have sufficient cash to satisfy.

In the past, we issued shares of restricted stock to certain employees.  We failed to withhold and pay taxes on such restricted shares upon vesting, which resulted in tax liability to the Company.  We are obligated to pay all employee federal and state withholding taxes as well as the employer’s portion of FICA.  At August 31, 2008, we had a remaining obligation to pay $193,000 in employment taxes incurred in connection with the vesting of restricted stock.

The success of our business depends on the continuing contributions of key personnel who may terminate their employment with us at any time, and we will need to hire additional qualified personnel.

We rely heavily on the services of our management personnel. Loss of the services of any such individuals would adversely impact our operations. In addition, we believe our technical personnel represent a significant asset and provide us with a competitive advantage over many of our competitors and that our future success will depend upon our ability to retain these key employees and our ability to attract and retain other skilled financial, engineering, technical and managerial personnel. Our key personnel and other employees may voluntarily terminate their employment at any time.  A significant portion of the options granted to management will only vest upon the achievement by the company of specified milestones and the failure to achieve such milestones could contribute to the loss of key employees. We do not currently maintain any “key man” life insurance with respect to any of such individuals.

Our industry is highly competitive and fragmented, is subject to rapid change and has low barriers to entry. We may in the future compete for potential customers with solar systems installers and servicers, electricians, utilities and other providers of solar power equipment or electric power. Some of these competitors may have significantly greater financial, technical and marketing resources and greater name recognition than we have.

We believe that our ability to compete depends in part on a number of factors outside of our control, including:

•                  the ability of our competitors to hire, retain and motivate qualified technical personnel;

•                  the ownership by competitors of proprietary tools to customize systems to address the needs of a particular customer;

•                  the price at which others offer comparable services and equipment;

•                  the extent of our competitors’ responsiveness to client needs; and

•                  installation technology.

Competition in the solar power services industry may increase in the future, partly due to low barriers to entry.  We may also have to compete for customers against other alternative energy resources now in existence or developed in the future. Increased competition could result in price reductions, reduced margins or loss of market share and greater competition for qualified technical personnel. There can be no assurance that we will be able to compete successfully against current and future competitors. If we are unable to compete effectively, or if competition results in a deterioration of market conditions, our business and results of operations would be adversely affected.

We have experienced technological changes in our industry. New technologies we develop may not gain market acceptance by our customers, or may not perform to expectations and result in liability to us.

The solar power industry (and the alternative energy industry, in general) is subject to technological change as competitors seek to identify more efficient, stable and cost effective methods to generate energy. Our future success will depend on our ability to appropriately respond to changing technologies and changes in function of products and quality. If we adopt products and technologies that are not attractive to consumers, we may not be successful in capturing or retaining a significant share of our market. In addition, some new technologies are relatively untested and unperfected and may not perform as expected or as desired, in which event our adoption of such products or technologies may cause us to lose money in extended development costs or warranty claims.  In the past we have incurred substantial warranty claims on the introduction of new products including our original SolarSave® Tiles and Membrane products.

A drop in the retail price of conventional energy or non-solar alternative energy sources may negatively impact our profitability.

We believe that a customer’s decision to purchase or install solar power capabilities is primarily driven by the cost and return on investment resulting from solar power systems. Fluctuations in economic and market conditions that impact the prices of conventional and non-solar alternative energy sources, such as decreases in the prices of oil and other fossil fuels, could cause the demand for solar power systems to decline, which would have a negative impact on our profitability. Changes in utility electric rates or net metering policies could also have a negative effect on our business.

Existing regulations, and changes to such regulations, may present technical, regulatory and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for our products.

Installation of solar power systems are subject to oversight and regulation in accordance with national and local ordinances, building codes, zoning, environmental protection regulation, utility interconnection requirements for metering and other rules and regulations. We attempt to keep up-to-date about these requirements on a national, state, and local level, and must design systems to comply with varying standards. Certain cities may have ordinances that prevent or increase the cost of installation of our solar power systems. In addition, new government regulations or utility policies pertaining to solar power systems are unpredictable and may result in significant additional expenses or delays and, as a result, could cause a significant reduction in demand for solar energy systems and our services. For example, there currently exist metering caps in certain jurisdictions which effectively limit the aggregate amount of power that may be sold by solar power generators into the power grid.

If solar power technology is not suitable for widespread adoption or sufficient demand for solar power products does not develop or takes longer to develop than we anticipate, our sales would decline and we would be unable to achieve or sustain profitability.

The market for solar power products is emerging and rapidly evolving, and its future success is uncertain. Many factors will influence the widespread adoption of solar power technology and demand for solar power products, including:

•                  cost effectiveness of solar power technologies as compared with conventional and non-solar alternative energy technologies;

•                  performance and reliability of solar power products as compared with conventional and non-solar alternative energy products;

•                  capital expenditures by customers that tend to decrease if the U.S. economy slows; and

•                  availability of government subsidies and incentives.

If solar power technology proves unsuitable for widespread commercial deployment or if demand for solar power products fails to develop sufficiently, we would be unable to generate enough revenue to achieve and sustain profitability. In addition, demand for solar power products in the markets and geographic regions we target may not develop or may develop more slowly than we anticipate.

Item 2.                                                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Item 3.                                                  DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4.                                                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

Item 5.                                                  OTHER INFORMATION.

None.

Item 6.                                                  EXHIBITS.

See the exhibit index immediately following signature page to this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPEN ENERGY CORPORATION

/s/ Aidan H. Shields
Date: October 15, 2008	Aidan H. Shields, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1*	Bylaws, as amended
4.1	Securities Purchase Agreement, dated September 12, 2008, by and between Open Energy Corporation and The Quercus Trust (1)
4.2	Form of Warrant, dated September 18, 2008, issued by Open Energy Corporation to The Quercus Trust (1)
10.1	Forbearance and Repayment Agreement dated September 12, 2008 by and between the Open Energy Corporation and Suntech America, Inc. (1)
10.2*#	Letter Agreement dated September 18, 2008 entered into between Open Energy Corporation and David P. Saltman
10.3*#	Form of retention agreement dated September 18, 2008 entered into between Open Energy Corporation and each of David Field, Aidan H. Shields, Christopher S. Gopal and Dalton W. Sprinkle
31.1*	Certification of Principal Executive Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification pursuant to 18 U.S.C. § 1350 by Chief Executive Officer
32.2*	Certification pursuant to 18 U.S.C. § 1350 by Chief Financial Officer

*	Filed herewith.
#	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the registrant’s Form 10-K for the year ended May 31, 2008.