Form 10-Q
period 2008-11-30
OPEN ENERGY CORP
filed 2009-01-15
CIK 1176193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2008

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to ____________

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

As of January 14, 2009, 123,148,263 shares of the issuer’s common stock, par value $0.001 per share, were outstanding, the only class of common equity.

Open Energy Corporation

Form 10-Q

For the three months ended November 30, 2008,

FORWARD LOOKING STATEMENTS

In this report, unless the context indicates otherwise, the terms “Open Energy,” “ Company,” “ we,” “ us,” and “ our” refer to Open Energy Corporation, a Nevada corporation, and its subsidiaries.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the “ Securities Act,” and Section 21E of the Securities Exchange Act of 1934 or the “ Exchange Act.”  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under the heading “Risk Factors” and elsewhere in, or incorporated by reference into, this report.

In some cases, you can identify forward looking statements by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “ believe, “ “ anticipate, “ “estimate,” “predict,” “potential,” or the negative of these terms.  These terms and similar expressions are intended to identify forward-looking statements.  Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected.  The forward-looking statements in this report are based upon management’s current expectations and belief, which management believes are reasonable.  These statements represent our estimates and assumptions only as of the date of this Report.  In addition, we cannot assess the impact of each factor on our business or the extent to which any factor or combination of factors, or factors we are aware of, may cause actual results to differ materially from those contained in any forward looking statements.  You are cautioned not to place undue reliance on any forward-looking statement.  These forward-looking statements reflect our expectations as of the date of this report.  Except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including:

●	significant uncertainty inherent in the renewable energy industry;
●
intense and increasing competition from other “clean” renewable energy companies and conventional fossil fuel based energy companies that may be able to deliver clean energy and fossil fuel based energy at lower costs than the Company:

●	new competitors are likely to emerge and new technologies may further increase competition;
●	our operating costs may increase beyond our current expectations and we may be unable to fully implement our current business plan;
●	our ability to obtain future financing or funds when needed;
●	our ability to commercialize our Solar Communities initiative and new products under development or recently introduced;
●	the performance of our licensing partners;
●	our ability to successfully obtain a diverse customer base;
●	our ability to protect our intellectual property through patents, trademarks, copyrights and confidentiality agreements;
●	our ability to attract and retain a qualified employee base including our ability to achieve specified milestones upon which the vesting of certain options granted to management are dependent;
●	our ability to respond to new developments in technology and new applications of existing technology before our competitors;
●	the uncertainties related to our acquisitions, business combinations, strategic partnerships, divestures, and other significant transactions;
●	our ability to maintain and execute a successful business strategy; and
●	we may face other risks described from time to time in periodic and current reports we file with the United States Securities and Exchange Commission, or the “ SEC.”

Other risks and uncertainties include such factors, among others, as market acceptance and market demand for our products and services, pricing, the changing regulatory environment, the effect of our accounting policies, potential seasonality, industry trends, adequacy of our financial resources to execute our business plan, our ability to attract, retain and motivate key technical, marketing and management personnel, possible disruption in commercial activities occasioned by terrorist activity and armed conflict, and other risk factors detailed in this report and our other SEC filings.  You should consider carefully the statements under “Item 1A. Risk Factors” in “Part II—Other Information” and other sections of this report, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements and could materially and adversely affect our business operating results and financial condition.  All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements.

i

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

OPEN ENERGY CORPORATION
 CONDENSED CONSOLIDATED BALANCE SHEETS
 (In thousands, except share data)

	November 30, 2008	May 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,465	$327
Accounts receivable, net of allowance for doubtful accounts of $157 and $232 at November 30, 2008 and May 31, 2008, respectively	2,892	3,834
Inventories	—	2,221
Deferred charges	1,469	2,617
Prepaid expenses and other current assets	173	367
Total current assets	5,999	9,366

Fixed assets, net	362	757
Note receivable - related party	291	—
Due from related parties	—	397
Deferred financing costs, net	1,276	1,644
Intangible assets, net	3,853	4,196
Goodwill	10,221	10,221
Total assets	$22,002	$26,581

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,335	$5,283
Notes payable – related party, current maturities	3,011	1,578
Notes payable, current maturities	2,130	5
Other accrued liabilities	4,337	4,596
Deferred revenue	1,546	2,700
Total current liabilities	12,359	14,162

Long-term portion of convertible debentures – related party, net	3,221	4,781
Long-term portion of convertible debentures, net	119	570
Deferred tax liability	4,879	3,943
Total liabilities	20,578	23,456

Commitments and contingencies (Note 18)

Stockholders’ equity
Common stock, $0.001 par value; 1,125,000,000 shares authorized; 123,148,261 and 127,952,400 shares issued and outstanding at November 30, 2008 and May 31, 2008, respectively	123	128
Additional paid—in capital	112,386	90,385
Accumulated deficit	(111,085)	(87,388)
Total stockholders’ equity	1,424	3,125

Total liabilities and stockholders’ equity	$22,002	$26,581

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPEN ENERGY CORPORATION
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (In thousands, except per share data)
 (Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
	2008	2007	2008	2007
Revenues, net	$1,660	$1,326	$$2,426	$2,873
Cost of sales	3,258	3,415	4,038	5,226
Gross profit (loss)	(1,598)	(2,089)	(1,612)	(2,353)

Operating (income) expenses:
Selling, general and administrative	(4,287)	6,059	(1,114)	9,990
Research and development	38	93	58	165
Total operating (income) expenses	(4,249)	6,152	(1,056)	10,155

Income (loss) from operations	2,651	(8,241)	(556)	(12,508)

Other income (expense):
Interest income	4	137	7	138
Interest expense	(21,845)	(2,687)	(23,511)	(8,100)
Other income (expense)	(184)	144	(109)	45
Gain (loss) on foreign exchange	—	(50)	2	(69)
Total other expense	(22,025)	(2,456)	(23,611)	(7,986)

Loss before income tax benefit	(19,374)	(10,697)	(24,167)	(20,494)
Income tax benefit	238	391	470	1,200
Net loss	$(19,136)	$(10,306)	$(23,697)	$(19,294)

Net loss per share – basic and diluted	$(0.15)	$(0.08)	$(0.19)	$(0.17)

Weighted average shares outstanding - basic and diluted	126,404,400	123,745,545	127,178,400	116,747,904

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPEN ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)
(Unaudited)
	Six Months Ended November 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(23,697)	$(19,294)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	511	493
Interest from amortization of warrants and beneficial conversion feature, net of tax	1,591	6,221
Amortization of deferred financing costs	368	366
Amortization of original issue discount	—	860
Amortization of prepaid interest	291	—
Warrants issued in lieu of cash interest	860	—
Imputed interest on note payable	51	—
Non-cash expense recorded in connection with debt modification fee	200	—
Non-cash interest recorded in connection with warrant repricing	19,832	—
Non-cash settlement of interest due with proceeds from sale of warrants	99	—
Stock based compensation	(5,739)	5,346
Decrease (increase) in allowance for doubtful accounts	(75)	50
Increase (decrease) in inventory reserves	522	(595)
Impairment of fixed assets	228	—
Deferred taxes	(470)	(1,200)
Change in operating assets and liabilities:
Accounts receivable	1,017	(572)
Due from related parties	106	150
Inventories	1,699	758
Deferred charges	1,148	—
Other current assets	78	59
Accounts payable	(1,091)	31
Other accrued liabilities	(53)	1,802
Deferred revenue	(1,154)	(797)
Net cash used in operating activities	(3,678)	(6,322)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	—	(82)
Net cash used in investing activities	—	(82)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	1,950	950
Proceeds from issuance of convertible debt	—	21,000
Proceeds from sale of warrants	4,200	—
Payment of fees related to sale of warrants	(294)	—
Payments on notes payable	(1,040)	(1,052)
Payment of debt issuance costs	—	(1,750)
Net cash provided by financing activities	4,816	19,148

Net increase in cash and cash equivalents	1,138	12,744

Cash and cash equivalents at beginning of period	327	319

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,465	$13,063

SUPPLEMENTAL DISCLOSURES

Cash paid during the year for:
Interest paid	$276	$2

Non-cash investing and financing activities:
Reclassification of notes payable to notes payable - related parties	$3,011	—
Reclassification of convertible debentures to convertible debentures - related parties	$3,221	3,500
Conversion of accounts payable and accrued interest to notes payable	$2,855	$—
Payment of convertible note and accrued interest with warrant exercise	$—	$(253)
Stock issued upon exercise of warrants	$—	$253
Warrants issued in payment of interest	$1,047	$—
Warrants issued in connection with debt financing	$—	$10,203
Beneficial conversion feature associated with convertible debt	$—	$9,011
Stock issued upon conversion of debt	$—	$7,570
Warrants issued in payment of equity financing costs	$395	$—
Incremental discount recorded in connection with conversion price adjustment	$3,603	$—
Debt discount recorded for imputed interest	$257	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of Business

Open Energy Corporation, a Nevada Corporation, is a next-generation solar energy company that develops clean energy solutions, innovative solar products and energy management applications.  Open Energy’s award-winning products include proprietary, cost-competitive and attractive building integrated photovoltaic, or “BIPV,” roofing tiles, roofing membranes and asphalt/composition products.  In addition, EcoTouch™ Energy Management System is designed to give consumers control over their energy usage and reduce their electricity bill.  Open Energy’s portfolio of products and services are coupled with financing products designed to promote green Solar Communities that provide low-cost power while minimizing the upfront cost to the consumer.

The Company currently maintains two facilities:  a corporate office in Solana Beach, California for senior management, marketing, sales, customer service, legal and finance; and an engineering facility in Grass Valley, California for product design, project engineering, prototyping, and materials management. The Company is currently in the process of securing a single facility in the San Diego, California area into which its current corporate office and engineering facilities will be co-located.  The Company expects to move into the new facility by July 2009.

Shares of the Company’s common stock currently trade on the OTC Bulletin Board under the symbol “OEGY.OB”.

Note 2 – Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has incurred losses since its inception totaling approximately $111,085,000 through November 30, 2008.  As of November 30, 2008, the Company had cash and cash equivalents of $1,465,000, and negative working capital of $6,360,000.  During the six months ended November 30, 2008, the Company funded its operations from the sale of debt and equity securities and at November 30, 2008, had no unused sources of liquidity.

On June 3 and June 10, 2008, the Company received aggregate funding of $1,950,000 under the $3,500,000 Loan (see Note 14), bringing the total amount borrowed under this loan to the full $3,500,000.  There is no additional borrowing capacity under this loan.

On September 12, 2008, the Company entered into a definitive securities purchase agreement with The Quercus Trust (“Quercus”).  The securities purchase agreement ("SPA") provides for the sale to Quercus of warrants to acquire 235,000,000 shares of the Company’s common stock at a purchase price of $0.02 per warrant for total cash proceeds of $4.2 million, the satisfaction of $300,000 of accrued and outstanding interest on the Series B Convertible Notes held by Quercus and a $200,000 restructuring fee for the amendment of certain terms of the $3.5 million secured loan previously extended to the Company by Quercus.  The warrants have a three year term with an initial exercise price of $0.067 per share (see Note 19).

On September 12, 2008, the Company entered into a forbearance and repayment agreement with the Company’s largest supplier. The forbearance agreement provided for a payment plan for approximately $3 million of payables due as of the agreement date from the Company with interest at 12% per annum.  Pursuant to the forbearance agreement, the Company paid $1 million on September 19, 2008, and further agreed to pay $500,000 on or prior to January 15, 2009, and six payments of $297,558 on a monthly basis beginning on March 15, 2009, until the entire amount is paid in full (see Note 13).

The Company believes that its current cash will only provide sufficient working capital to fund its operations through March 2009.  Its current cash requirements are significant due to existing payment obligations and the need to bring in additional personnel to support sales efforts; research and development expenses; and other operational expenses.  The Company expects to continue to incur significant negative cash flow from operations during fiscal 2009.  Thus, additional equity or debt financing will need to be raised in the near future to implement the Company’s business strategy.

The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital or it could be forced to cease operations.  In order to continue as a going concern, the Company will need to secure additional financing and ultimately to develop and grow its customer base and revenues and achieve a profitable level of operations.  Management plans to raise additional capital through sales of debt and equity securities, the proceeds of which will primarily be used to support its working capital requirements.  The financial statements included herein do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 – Basis of Presentation and Significant Accounting Policies

Interim Financial Statements

The condensed consolidated balance sheet as of November 30, 2008, the condensed consolidated statements of operations for the three and six month periods ended November 30, 2008 and 2007 and the condensed consolidated statements of cash flows for the six month periods ended November 30, 2008 and 2007 are unaudited. These financial statements reflect all adjustments which are, in the opinion of management, necessary in order to make the financial statement not misleading. The balance sheet as of May 31, 2008 was derived from the Company’s audited financial statements. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for the year ending May 31, 2009. These financial statements and the notes thereto should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2008, filed with the SEC on September 13, 2008.

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

In particular, subsequent to the completion of the September 2008 SPA (see Note 19), transactions between the Company and The Quercus Trust or its trustee, David Gelbaum, are considered related party transactions, due primarily to the significant influence and level of control gained by these parties as a result of the September 2008 SPA transaction.  Accordingly, during the quarter ended November 30, 2008, we reclassified certain convertible debentures and notes payable to be shown as related party transactions.  In addition, amounts presented in the comparative balance sheet herein as a notes payable – related party and convertible debenture – related party, as of May 31, 2008 were not previously reported as related party transactions, but were reclassified to be shown as related party transactions in order to be consistent with the current classification (see Note 12 and Note 16).

Foreign Currency

The functional currency for the Company’s former Canadian subsidiary was the United States dollar.  Gains and losses from foreign exchange transactions are included in the consolidated statements of operations and have not been significant.

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

Review of Related Party Transactions

It is our policy and procedure to have all transactions with a value above $120,000, including loans, between us and our officers, directors and principal stockholders and their affiliates, reviewed and approved by a majority of our board of directors, including a majority of the independent and disinterested members of our board of directors, and that such transactions be on terms no less favorable to us than those that we could obtain from unaffiliated third parties. We believe that all of the transactions so described were reviewed and approved under the foregoing policies and procedures.

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

Deferred Revenue and Deferred Charges - Sales Subject to State Rebates

The Company records deferred revenue in connection with sales to certain customers of products that qualify for state rebates that have been assigned to the Company by the customer.  Based on the assignment of the rebate to the Company, the Company bills the customer net of the anticipated rebate and assumes the responsibility for collection of the rebate.  The rebate processing cycle involves a multi-step process in which the Company accumulates and submits information required by the state agency necessary for the collection of the rebate.  The entire process can take up to 120 days or more to complete.  Although title to the products sold have transferred to the customer, due to uncertainty relating to the collection of the rebate, the Company defers recognition on revenues related to the rebate.  Cost of sales related to revenue that has been deferred in connection with rebate collection process is recorded as deferred charges.  Revenue recognition is deferred until such time that the rebate claim is submitted to the state agency, at which point, any deferred revenue and deferred charges relating to that specific transaction are recognized.

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

Factors the Company considers important which could trigger an impairment review include:

●	significant underperformance relative to historical or projected future operating results;
●	significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business; and
●	significant negative industry or economic trends.

Deferred Financing Costs

Costs related to the issuance of debt are capitalized and amortized to interest expense over the life of the related debt using the effective interest method.

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

For the quarter ended November 30, 2008, a total of approximately 241,379,000 shares underlying convertible debt, 676,509,000 shares underlying warrants and 58,695,000 outstanding stock options to purchase shares of our common stock have been excluded from the calculation because they are deemed to be anti-dilutive.

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

Note 4 – Recent Accounting Pronouncements

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value under U.S. GAAP, and expands disclosures related to the use of fair value measures in financial statements. SFAS 157 does not expand the use of fair value measurements in financial statements, but standardizes its definition and guidance in U.S. GAAP. SFAS 157 emphasizes that fair value is a market-based measurement and not an entity-specific measurement, based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS 157 establishes a fair value hierarchy from observable market data as the highest level to an entity’s own fair value assumptions about market participant assumptions as the lowest level. This statement is effective for financial assets and liabilities for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FSP FAS 157-2, to defer the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until years beginning after November 15, 2008. The adoption of SFAS 157 for our financial assets and liabilities as of June 1, 2008, did not have a material effect on our consolidated financial statements. The Company is currently reviewing the adoption requirements related to our nonfinancial assets and liabilities and have not yet determined the impact, if any, on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment to FASB Statement No. 115 (“SFAS 159”). This statement permits companies to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement of accounting for financial instruments. The fair value option established by this statement permits all entities to measure eligible items at fair value at specified election dates. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.We adopted SFAS No. 159 as of June 1, 2008. Upon adoption, the Company did not elect the fair value option for any of the eligible financial instruments, and as such, the adoption of SFAS 159 did not have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141R”).  SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination.  SFAS 141R also establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; (b) improves the completeness of the information reported about a business combination by changing the requirements for recognizing assets acquired and liabilities assumed arising from contingencies; (c) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (d) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early application is not permitted.  The Company has not yet determined the impact, if any, SFAS 141R will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements (“SFAS 160”).  SFAS 160 amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.  The Company has not yet determined the impact, if any, that SFAS 160 will have on its consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”).  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company does not believe that the adoption of the disclosure provisions required under SFAS 161 will have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Policies” (“SFAS 162”), which reorganizes the GAAP hierarchy. The purpose of the new standard is to improve financial reporting by providing a consistent framework for determining what accounting principles should be used when preparing the U.S. GAAP financial statements. The standard is effective 60 days after the SEC’s approval of the PCAOB’s amendments to AU Section 411. The adoption of SFAS 162 is not expected to have an impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60” (“SFAS 163”). SFAS 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. The Company does not expect that SFAS 163 will have a material impact on its consolidated financial statements.

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

In November 2008, the FASB issued EITF No. 08-7, “Accounting for Defensive Intangible Assets” (“EITF 08-7”).  In EITF 08-7, the Task Force addressed two issues and reached a consensus-for-exposure that a) a defensive intangible asset should be accounted for as a separate unit of accounting. The Task Force determined that a defensive intangible asset should not be included as part of the cost of the acquirer’s existing intangible asset(s) because the defensive intangible asset is separately identifiable, and b) a defensive intangible asset should be assigned a useful life that reflects the entity’s consumption of the expected benefits related to the asset. The benefit a reporting entity receives from holding a defensive intangible asset is that the entity prevents others from realizing any value from the intangible asset (defensively or otherwise).  The Task Force concluded that the consensus-for-exposure should apply to in-process research and development intangible assets acquired for defensive purposes in the same manner as other intangible assets acquired for defensive purposes.  EITF 08-7 should be applied prospectively for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company does not expect that EITF 08-7 will have a material impact on its consolidated financial statements.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  The document increases disclosure requirements for public companies and is effective for reporting periods (interim and annual) that end after December 15, 2008. The purpose of this FSP is to promptly improve disclosures by public entities and enterprises until the pending amendments to SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and FIN No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” are finalized and approved by the FASB.  The FSP amends SFAS 140 to require public entities to provide additional disclosures about transferors’ continuing involvements with transferred financial assets.  It also amends FIN 46(R) to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. The FSP also requires disclosures by a public enterprise that is (a) a sponsor of a qualifying special-purpose entity (SPE) that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE.  The Company does not believe that the adoption of the disclosure provisions required under this FSP will have a material impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”.  This FSP amends SFAS 132(R), ”Employers’ Disclosures about Pensions and Other Postretirement Benefits”, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  The disclosures about plan assets required by this FSP shall be provided for fiscal years ending after December 15, 2009.  The Company does not expect that FSP FAS 132(R)-1 will have a material impact on its consolidated financial statements.

Note 5 – Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	November 30, 2008	May 31, 2008
Assigned rebates	$2,384	$2,734
Trade accounts	665	1,332
Less: Allowance for doubtful accounts	(157)	(232)
Total	$2,892	$3,834

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

Note 6 – Inventories

Inventories consisted of the following (in thousands):

	November 30, 2008	May 31, 2008
Raw materials	$1,174	$2,181
Work-in-process	—	—
Finished goods	33	724
Less reserves	(1,207)	(684)
Total	$—	$2,221

In November and December 2008, the Company entered into manufacturing and license agreements with Wuxi Suntech Power Co., LTD (“Suntech”) pursuant to which, among other things, the Company granted Suntech an exclusive license of the intellectual property incorporated into the Company’s solar roof tile product and membrane product and any similar or new generation products as specified in the agreements.  The Company will earn royalties as a percentage of Suntech’s total sales of the tile product and solar membrane products on a quarterly basis during the term of the license agreements in accordance with the formulas specified in the respective agreements.

In conjunction with its shift in business strategy from manufacturing to licensing, the Company recorded an increase in the inventory valuation reserve of $723,000 that was recorded in cost of sales during the three months ended November 30, 2008, to write-down the carrying value of its remaining inventory at November 2008 to zero, as recoverability is uncertain since the Company will no longer be selling these products directly.

Note 7 – Deferred Charges

At November 30, 2008 and May 31, 2008, the Company had deferred charges of $1,469,000 and $2,617,000, respectively.  These charges represent the cost of sales related to revenue that has been deferred in connection with the rebate collection process (see Note 15).

Note 8 –Fixed Assets

Fixed assets are stated at cost less accumulated depreciation and amortization.  Depreciation and amortization of fixed assets are provided over the estimated useful lives of the assets, or the related lease terms if shorter, by the straight-line method.  Useful lives range as follows:

Computers and networks	3 years
Machinery and equipment	5-7 years
Furniture and fixtures	5-7 years
Leasehold improvements	Lesser of lease term or useful life of the improvement

Fixed assets consisted of the following (in thousands):

	November 30, 2008	May 31, 2008
Computers and Networks	$289	$336
Machinery and Equipment	358	683
Furniture and fixtures	76	137
Leasehold improvement	—	13
Subtotal	723	1,169
Less: accumulated depreciation	(361)	(412)
Fixed assets, net	$362	$757

For the three and six months ended November 30, 2008 and 2007, the Company recognized depreciation expense of $86,000 and $168,000, and $74,000 and $146,000, respectively.

The Company conducted a review of its assets located in its engineering facility in Grass Valley, California and recorded an aggregate charge to selling, general and administrative expenses of $228,000 during the three months ended November 30, 2008, which reflected asset impairment of $226,000 and a loss on disposition of fixed assets.  The fixed asset review was completed in conjunction with the Company’s shift in business strategy from manufacturing to licensing (see Note 6 and Note 22) and to secure a single facility in the San Diego, California area into which its current corporate office and engineering facilities will be co-located during the first half of calendar year 2009.

Note 9 – Note Receivable and Due from Related Parties

Amounts due from related parties as of May 31, 2008 of $397,000 consisted of estimated balances owed by certain officers and other employees to the Company for income tax withholding in connection with previously issued restricted stock grants (see Note 14).  As of November 30, 2008, amounts previously owed by officers had been repaid, and the remaining balance due from one employee was converted into a note receivable.  Pursuant to the terms of such note, principal and accrued interest is due and payable by September 18, 2013, and the principal amount bears interest at prime rate.

Note 10 – Deferred Financing Costs, net

The Company capitalizes costs directly related to financing agreements and certain qualified debt restructuring costs, and amortizes these costs as additional interest expense over the terms of the related debt.

Net deferred financing costs are comprised of the following (in thousands):
	November 30, 2008	May 31, 2008
Deferred financing costs	$2,159	$2,159
Accumulated amortization	(883)	(515)
Deferred financing costs, net	$1,276	$1,644

For the three and six months ended November 30, 2008 and 2007, the Company recognized amortization expense of $182,000 and $368,000, and $222,000 and $366,000, respectively, related to deferred financing fees.

Note 11 – Goodwill and Intangible Assets

Goodwill represents the excess purchase price over the fair value of the net assets acquired in connection with our acquisitions of Connect Renewable Energy, Inc., Solar Roofing Systems, Inc. and WaterEye Corporation.  Goodwill is not subject to amortization. In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” these assets are tested for impairment on an annual basis and between annual tests in certain instances. Based on such testing we conducted during the fourth quarter of our fiscal year ended May 31, 2008, we determined that there was no impairment of this goodwill.  Goodwill at November 30, 2008 and 2007 was $10,221,000.

Intangible assets subject to amortization are comprised of assets purchased in the acquisitions of Connect Renewable Energy, Inc., Solar Roofing Systems, Inc. and WaterEye Corporation. In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. There were no such occurrences during the current fiscal year.

Intangibles not subject to amortization are comprised of assets purchased in the acquisitions of Solar Roofing Systems, Inc. that do not have a finite life. In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” these assets are tested for impairment on an annual basis and between annual tests in certain instances. Based on such testing we conducted during the fourth quarter of our fiscal year ended May 31, 2008, we determined that there was no impairment of theses intangibles.

Intangible assets as of November 30, 2008 and May 31, 2008 consisted of the following (in thousands):
	Weighted average
	amortization period (years)	November 30, 2008	May 31, 2008
Amortized intangible assets:
Patented technologies	8.0	$5,699	$5,699
Customer relationships	8.0	462	462
Subtotal		6,161	6,161
Less: accumulated amortization		(2,418)	(2,075)
Total amortized intangibles		3,743	4,086

Indefinite - lived intangible assets:
Trademarks		110	110
Total Indefinite - lived intangibles		110	110

Intangible assets, net		$3,853	$4,196

Aggregate amortization expense for all intangible assets for the three and six months ended November 30, 2008 and 2007 totaled $171,000 and $343,000, and $173,000 and $347,000, respectively.

Note 12 – Notes Payable – Related Party

Subsequent to the completion of the September 2008 SPA, transactions between the Company and The Quercus Trust or its trustee, David Gelbaum, are considered related party transactions, due primarily to the significant influence and level of control gained by these parties as a result of the September 2008 SPA transaction.  Accordingly, during the quarter ended November 30, 2008, we reclassified notes payable with a carrying value of $3,011,000 from notes payable to notes payable – related party.  In addition, amounts presented in the comparative balance sheet herein as notes payable – related party as of May 31, 2008, in the amount of $1,578,000, were not previously reported as related party transactions, with the exception of $67,000, but have been reclassified to be shown as related party transactions in order to be consistent with the current classification.

4/30/2008 Note

On April 30, 2008, the Company entered into a Loan and Security Agreement and issued a promissory note for a loan of up to $3,500,000 (the “4/30/2008 Note”).  Pursuant to the 4/30/2008 Note, the Company was able to borrow an amount equal to the lesser of 50% of the Company’s combined inventory, accounts receivable and cash balances, and 100% of its qualified accounts receivable (as defined in the 4/30/2008 Note) (the “Borrowing Base”), up to a maximum of $3,500,000.  On April 30, 2008, the Company was funded $1,550,000 under the 4/30/2008 Note.  On June 3 and June 10, 2008, the Company was funded the remaining $1,950,000 under the 4/30/2008 Note, bringing the total amount borrowed under this loan to $3,500,000.

Under the original terms of the 4/30/2008 Note all unpaid principal was due in full on October 30, 2008, and at the Company’s option the 4/30/2008 Note could be prepaid in full at any time.  The Company was required to make partial prepayments on the 4/30/2008 Note upon receipt of any rebates included in the accounts receivable portion of the Collateral (defined below), and upon determination that the Borrowing Base was not satisfied at specified intervals during the term of the 4/30/2008 Note.  Through November 30, 2008, the Company borrowed a total of $3,500,000 under this facility and has made partial prepayment totaling $283,000, of which $245,000 was repaid during the six months ended November 30, 2008.

Interest on the 4/30/08 Note, based on an annual rate of 18%, was payable in advance in warrants to acquire shares of the Company’s common stock at an exercise price of $0.506 per share.  The Company issued a total of 1,389,096 warrants based on the funding of the entire $3.5 million commitment in lieu of paying interest with cash.  The warrants have a seven-year term. The Company issued 615,171 warrants, valued at approximately $139,500, on April 30, 2008 upon the receipt of the $1,550,000 described above.  On June 3 and June 10, 2008, the Company issued a total of 773,925 warrants, valued at approximately $175,500, based on the receipt of the additional $1,950,000 of funding under the 4/30/2008 Note.

The amounts due under the 4/30/08 Note are secured by a first priority security interest in all of the Company’s inventory, accounts receivable and money and deposit accounts (the “Collateral”).  If any event of default occurs under the loan agreement related to the 4/30/08 Note, the lender may: (1) declare null and void its obligation to make any additional advances under the loan, (2) require the Company to immediately repay the loan in full, (3) foreclose on the Collateral, and (4) assert all other rights and remedies of a lender under applicable law.

On September 12, 2008, the Company entered into a definitive securities purchase agreement (the “September 2008 SPA”) with The Quercus Trust, which (1) extended the maturity date of the 4/30/2008 Note from October 30, 2008 to March 30, 2009 with no additional interest charge, (2) reduced the borrowing base collateral requirement to 100% of the outstanding loan amount, and (3) eliminated the requirement that the Company make prepayments of the secured loan with the proceeds of California state solar rebates received by the Company.

The Company paid a $200,000 fee in consideration for the extension of the 4/30/2008 Note and recorded a debt discount of $257,000 as a result of imputed interest.  The Company accounted for this extension under the guidance provided in SFAS 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings”, pursuant to which no gain or loss was recorded on the transaction and the fee paid was expensed during the three months ended November 30, 2008.  In addition, the issuance of warrants in connection with the September 2008 SPA caused the exercise price of the warrants issued in connection with the 4/30/2008 Note to be reduced to $0.087.

Notes payable – related party consisted of the following (in thousands):
	November 30,	May 31,
	2008	2008
4/30/2008 Note, net of debt discount of $206	$3,011	$1,511
Other	—	67
Total	3,011	1,578
Notes payable, current maturities	3,011	1,578
Notes payable, long term maturities	$—	$—

Note 13 – Notes Payable

Subsequent to the completion of the September 2008 SPA, transactions between the Company and The Quercus Trust or its trustee, David Gelbaum, are considered related party transactions, due primarily to the significant influence and level of control gained by these parties as a result of the September 2008 SPA transaction.  Accordingly, during the quarter ended November 30, 2008, we reclassified notes payable with a carrying value of $3,011,000 from notes payable to notes payable – related party.  In addition, amounts presented in the comparative balance sheet herein as notes payable – related party as of May 31, 2008, in the amount of $1,578,000, were not previously reported as related party transactions, with the exception of $67,000, but have been reclassified to be shown as related party transactions in order to be consistent with the current classification (see Note 12).

Notes payable as of November 30, 2008 and May 31, 2008 was $2,130,000 and $5,000, respectively.

In September 2008, the Company entered into a forbearance and repayment agreement with Suntech, its largest supplier. The forbearance agreement provided for a payment plan for the approximately $2,855,000 of accounts payable and accrued interest owed by the Company with interest at 12% per annum. As a result, the Company reclassed the $2,855,000 accounts payable balance to notes payable. Pursuant to the forbearance agreement, the Company agreed to pay $1,000,000 in principal and interest on or prior to September 19, 2008, $500,000 on or prior to January 15, 2009, and six payments of $297,558 on a monthly basis beginning on March 15, 2009 until the entire amount is paid in full.  The total principal balance due Suntech at November 30, 2008 was $2,127,000 and accrued interest payable was $53,000.  Notes payable as of November 30, 2008 also includes an amount of $3,000 representing amounts due under an equipment lease.

Note 14 – Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):
	November 30,	May 31,
	2008	2008
Accrued warranty	$2,363	$2,403
Payroll liabilities	220	406
Accrued interest	279	351
Common stock issuable	746	746
Accrued legal fees	111	74
Accrued restructuring costs	—	68
Other	618	548
Total	$4,337	$4,596

Accrued warranty.  Changes in the warranty reserve for the six month ended November 30, 2008 were the following (in thousands):

Beginning balance at May 31, 2008	$2,403
Provisions	4
Warranty settlements	(44)
Ending balance at August 31, 2008	$2,363

Included in the accrued warranty reserve is $924,000 related to warranty work to repair diodes on the Company’s SolarSave® membrane product that was shipped in prior quarters, $969,000 related to a product corrosion issue on the Company’s SolarSave® membrane product shipped in prior quarters, $269,000 related to tile delamination, and $201,000 related to a general reserve on products sold to date.

Payroll liabilities.  Payroll liabilities at November 30, 2008 and May 31, 2008 represented accrued payroll and related taxes at each respective period.  Also, included in payroll liabilities at May 31, 2008 are liabilities totaling $190,000 representing estimated employer and employee taxes, employee withholding, interest and penalties related to stock-based compensation resulting from the vesting through May 31, 2008 of previous issuances of restricted common stock to certain officers and employees of the Company.  In connection with the issuance of these shares, the Company failed to withhold the required amounts related to the individuals’ federal and state income and payroll tax liabilities, pay the related employer tax liabilities associated with the issuances, and did not remit the amounts to the appropriate federal and state government agencies associated with amounts vested at the times required by law.  In November 2008, the Company paid $316,000 to satisfy the May 31, 2008 balance and all remaining past-due taxes related to these restricted stock grants, as well as related estimated interest and penalties.  At May 31, 2008, the Company had a total of $397,000 recorded as due from related parties in connection with amounts owed to the Company by the respective individuals for payments and the required withholdings not made on their behalf.  As of November 30, 2008, the remaining amount owed to the Company totaling $291,000 was converted to a note receivable (see Note 9).

Common stock issuable.  Common stock issuable represented the liability to former shareholders of Solar Roofing Systems, Inc. (“SRS”) under the terms of the stock purchase agreement the Company entered into with the SRS stockholders in February 2006.  On March 7, 2008, the Company entered into a settlement and general release agreement with the former SRS stockholders to settle certain disagreements related to the rights and liabilities of the Company and the former SRS stockholders.  The Company agreed to issue an aggregate of 2,202,594 shares of common stock under the terms of the settlement agreement, of which 1,834,554 shares remain to be issued.

Other accrued liabilities.  Other accrued liabilities included $304,000, which represented the Company’s estimated remaining obligation relating to a customer contract for assembly of tiles and provision of services at a fixed price.  The contractual amount was significantly lower than the cost of assembly materials, labor and services provided in order to preserve a critical distribution channel.

Note 15 – Deferred Revenue

Deferred revenue consisted of the following (in thousands):

	November 30, 2008	May 31, 2008
Rebate processing	$1,469	$2,617
Other	77	83

Total	$1,546	$2,700

The Company records deferred revenue in connection with sales to certain customers of products that qualify for state rebates that have been assigned to the Company by the customer.  Although title to the products sold have transferred to the customer, due to uncertainty relating to the collection of the rebate, the Company defers revenue recognition and related cost of sales on revenues related to the rebate.  Revenue recognition is deferred until such time that the rebate claim is submitted to the state agency, at which point, any deferred revenue and cost relating to that specific transaction is recognized.

Note 16 – Convertible Debentures – Related Party

Subsequent to the completion of the September 2008 SPA, transactions between the Company and The Quercus Trust or its trustee, David Gelbaum, are considered related party transactions, due primarily to the significant influence and level of control gained by these parties as a result of the September 2008 SPA transaction.  Accordingly, during the quarter ended November 30, 2008, we reclassified convertible debentures with a carrying value of $3,221,000 from convertible debentures to convertible debentures – related party.  In addition, amounts presented in the comparative balance sheet herein as convertible debentures – related party as of May 31, 2008, in the amount of $4,781,000, were not previously reported as related party transactions, but have been reclassified to be shown as related party transactions in order to be consistent with the current classification.

The carrying value of convertible debentures – related party has been calculated as follows (in thousands):

	November 30, 2008	May 31, 2008
Face value of debentures (9/17/2007 Note)	$20,000	$20,000

Less unamortized debt discounts:
Beneficial conversion feature	(9,871)	(7,610)
Warrants	(6,908)	(7,609)
Debentures carrying value	3,221	4,781
Less current portion	—	—
Long-term portion convertible debentures	$3,221	$4,781

The September 2008 SPA amended certain provisions of the Company’s outstanding Series B Convertible Notes held by The Quercus Trust (the” 9/17/2007 Note”) and other holders.  Transactions between the Company and The Quercus Trust or its trustee, David Gelbaum, are considered related party transactions.  These amendments (1) provided that future interest payments shall be made in the form of warrants in the form of those issued in the September 2008 financing, (2) add additional protective covenants, (3) provide for the granting of voting rights to the holders of the Series B Convertible Notes, subject to the approval by the Company’s stockholders of an amendment to the Company’s articles of incorporation to provide such voting rights.

The issuance of warrants pursuant to the September 2008 SPA caused the reset of the exercise and conversion prices applicable to certain warrants and convertible debentures exercisable for and convertible into shares of the Company’s common stock to $0.087 per share, and an adjustment to the number of shares of the Company’s common stock into which these instruments are exercisable or convertible. As a result of these adjustments, the number of shares into which all affected outstanding debentures are convertible increased from approximately 42,000,000 to 241,379,000 in the aggregate, and the number of shares for which all affected outstanding warrants are exercisable increased from approximately 76,000,000 to 676,509,000 in the aggregate, including warrants issued in lieu of cash interest in October 2008, based on the anti-dilution provision of the respective instruments governing such securities.

In connection with the 9/17/2007 Note and 9/17/2007 Warrant, we originally recorded debt discount in the aggregate amount of $16,910,000 in accordance with EITF 98-05,  Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios  and EITF 00-27, Application of Issue No. 98-05 to Certain Convertible Instruments.  As a result of the debt discounts recorded in connection with the 9/17/2007 Note, the effective interest rate on the date of issuance was estimated to be approximately 64%.  As a result of the September 2008 SPA and corresponding reduction in conversion price from $0.50 to $0.087, the Company recorded an additional debt discount of $3,090,000 related to the increase in intrinsic value of the beneficial conversion feature raising the effective interest rate to 106%.  Additionally, the Company recognized interest expense of $11,030,000 related to the increase in the fair value of the detachable warrants due to the modification of terms described above.

As of November 30, 2008, the 9/17/2007 Note was convertible into 229,885,000 shares of the Company’s common stock, exclusive of accrued interest of $201,000.

Note 17 – Convertible Debentures

Subsequent to the completion of the September 2008 SPA, transactions between the Company and The Quercus Trust or its trustee, David Gelbaum, are considered related party transactions, due primarily to the significant influence and level of control gained by these parties as a result of the September 2008 SPA transaction.  Accordingly, during the quarter ended November 30, 2008, we reclassified convertible debentures in the amount of $3,221,000 from convertible debentures to convertible debentures – related party.  In addition, amounts presented in the comparative balance sheet herein as convertible debentures – related party as of May 31, 2008, in the amount of $4,781,000, were not previously reported as related party transactions, but have been reclassified to be shown as related party transactions in order to be consistent with the current classification (see Note 16).

The carrying value of convertible debentures has been calculated as follows (in thousands):

	November 30, 2008	May 31, 2008
Face value of debentures (12/7/2007 Notes)	$1,000	$1,000

Less unamortized debt discounts:
Beneficial conversion feature	(602)	(118)
Warrants	(279)	(312)
Debentures carrying value	119	570
Less current portion	—	—
Long-term portion convertible debentures	$119	$570

In connection with the September 2008 SPA, certain terms of the 12/7/2007 Notes were amended as follows: (1) the conversion price was reduced to $0.087 per share; and (2) interest payments are to be made with warrants, which will have a term of three years and an exercise price of $0.067, subject to adjustment.  See Note 16 above.

In connection with the 12/7/2007 Notes and 12/7/2007 Warrants, the Company recorded debt discount in the aggregate amount of $487,500 in accordance with EITF 98-05,  Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios  and EITF 00-27,  Application of Issue No. 98-05 to Certain Convertible Instruments.   As a result of the debt discounts recorded in connection with the 12/7/2007 Notes, the effective interest rate on the date of issuance was estimated to be approximately 22%.  As a result of the September 2008 SPA and corresponding reduction in conversion price of the 12/7/2007 Notes from $0.50 to $0.087, the Company recorded an additional debt discount of $512,000 related to the increase in intrinsic value of the beneficial conversion feature, raising the effective interest rate to 111%.  Additionally, the Company recognized interest expense of $552,000 related to the increase in the fair value of the detachable warrants due to the reduction in exercise price from $0.506 to $0.087.

As of November 30, 2008, the 12/7/2007 Notes were convertible into 11,494,000 shares of the Company’s common stock, exclusive of accrued interest of $10,000.

Note 18 – Commitments and Contingencies

Redemption of Series B Convertible Notes

Under the terms of the September 2008 SPA we entered into with The Quercus Trust, we are required to amend our articles of incorporation to provide voting rights to the holders of our Series B Convertible Notes (referred to above as the 9/17/2007 Note and the 12/7/2007 Note) by March 12, 2009.  At our annual stockholders meeting held in January 2009, we submitted a proposal to our stockholders to approve an amendment to our articles of incorporation to provide for such voting rights. Our stockholders did not approve that proposal.  We may seek to obtain such amendment at a later date, but if we are not successful, we may be in default under the terms of the September 2008 SPA and the holders of our Series B Convertible Notes may be entitled to require us to redeem all or any portion of such notes.  We may negotiate with the holders of the Series B Convertible Notes and The Quercus Trust to waive the voting right requirement, but we can give no assurance that we will be successful in this regard or that such waiver will be available on favorable terms.

Operating Leases

The Company conducts all of its operations from leased facilities.  Most of the leases are for 36 month terms, contain annual escalation clauses, and some provide for renewal after the expiration of the initial term.  In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases.  Rent expense was $116,000 and $233,000, and $119,000 and $236,000 for the three and six months ended November 30, 2008 and 2007, respectively.

Employment Contract

The Company entered into an employment agreement dated August 25, 2005, with David Saltman pursuant to which Mr. Saltman was appointed president and chief executive officer of the Company.  The term of the employment agreement was from September 15, 2005 to September 30, 2008.  Pursuant to the terms of the employment agreement, the Company agreed to pay Mr. Saltman an annual base salary of $250,000 plus annual bonuses as determined by the Company’s board of directors and based upon the Company’s financial achievements.  In connection with the original employment agreement, on August 25, 2005, the Company issued 8,235,662 shares of common stock to Mr. Saltman.  Such shares were scheduled to vest quarterly over a three-year period commencing December 31, 2005, with 686,305 shares scheduled to vest for the first 11 quarters and 686,307 shares scheduled to vest in the 12th and final quarter.  On January 30, 2007, the Company and Mr. Saltman amended the employment agreement to provide that all shares that were scheduled to vest on March 31, 2007, June 30, 2007, September 30, 2007 and December 31, 2007, would instead vest ratably on March 31, 2008, June 30, 2008, and September 30, 2008.  On March 30, 2008, an additional amendment to the employment agreement was executed, which provided that all restricted shares granted to Mr. Saltman that were scheduled to vest on March 31, 2008 would vest on April 20, 2008.  On April 18, 2008, an additional amendment to the employment agreement was executed which provides that all restricted shares granted to Mr. Saltman that were scheduled to vest on: (1) April 20, 2008 would vest on May 20, 2009; (2) June 30, 2008 would vest on August 20, 2009, and (3) September 30, 2008 would vest on November 20, 2009. Finally, the employment agreement provided for Mr. Saltman to receive certain benefits, expenses, an automobile allowance and reasonable office support services as set out in the employment agreement.

On September 18, 2008, the Company entered into a letter agreement with Mr. Saltman pursuant to which he tendered his resignation, effective October 31, 2008, as the Company’s chief executive officer and all other employment positions. The Company and Mr. Saltman agreed to terminate his employment agreement effective September 18, 2008, and as a result, all rights and obligations of the parties thereunder were terminated. For the period from September 18, 2008 to October 31, 2008, Mr. Saltman continued to serve as the Company’s chief executive officer and was paid a base salary at the rate of $250,000 per annum.

In addition, under the terms of the letter agreement, the Company (i) paid $113,000 to the appropriate taxing authorities in November 2008 on behalf of Mr. Saltman in satisfaction of withholding liabilities he incurred in connection with previous restricted stock grants, and a “gross up” payment to Mr. Saltman of $63,000, (ii) accelerated the vesting in full of options Mr. Saltman held to purchase three million shares of the Company’s common stock, and to make such options exercisable through March 31, 2010 at the exercise price of the option the Company agreed to grant to Mr. Saltman that is described in the following clause, and (iii) agreed to grant Mr. Saltman an additional option to purchase up to 500,000 shares of the Company’s common stock, which was immediately exercisable in full and has an exercise price equal to $0.067 per share (see Note 20).

Restrictions on Dividend Payments

Certain of the Company’s investment related agreements prohibit paying dividends without approval.

Note 19 – Stockholders’ Equity

Warrant Activity for the Period and Summary of Outstanding Warrants

On June 3 and June 10, 2008, we issued warrants to the holder of our 4/30/2008 Note to acquire a total of 773,925 shares of our common stock as prepaid interest at an exercise price of $0.506 per share. The warrants have a seven year term and the exercise price has subsequently reset to $0.087 per share (See Note 12).

On August 29, 2008, we issued warrants to one of the holders of our 12/7/2007 Notes to acquire a total of 44,667 shares of our common stock with an exercise price of $0.506 per share in lieu of accrued and unpaid interest.  The warrants have a seven year term and the exercise price has subsequently reset to $0.087 per share.

On September 12, 2008, the Company entered into the September 2008 SPA with The Quercus Trust.  The September 2008 SPA provided for the purchase by The Quercus Trust of warrants to acquire 235,000,000 shares of the Company’s common stock at a purchase price of $0.02 per warrant share for total cash proceeds of $4.2 million of cash, net of payment by the Company of $300,000 owed for accrued interest on the Series B Convertible Notes held by The Quercus Trust and a $200,000 restructuring fee for the amendment of certain terms of the $3.5 million secured loan previously extended to the Company by The Quercus Trust. The warrants have an exercise price equal to $0.067 per share, subject to anti-dilution protection, and a term of seven years.

On September 18, 2008, pursuant to the September 2008 SPA, the Company issued warrants to acquire up to 75,000,000 shares of its common stock to The Quercus Trust in exchange for $1.5 million in gross proceeds.  On October 3, 2008, we issued the remainder of the warrants to acquire up to 160,000,000 shares of our common stock to The Quercus Trust in exchange for $3.2 million in gross proceeds.  Total cash proceeds received by the Company were $4.2 million, which were net of $300,000 in accrued interest due on the 9/17/2007 Note and a $200,000 extension fee on the 4/30/2008 Note.

Ardour Capital Investments LLC acted as placement agent in connection with the transactions under the September 2008 SPA. In exchange for its services and in addition to cash payments of $294,000, we issued Ardour Capital a warrant to acquire up to 8,400,000 shares of our common stock. The warrants have an exercise price equal to $0.087 per share and a term of five years.

The issuance of warrants pursuant to the September 2008 SPA caused the reset of the exercise and conversion prices applicable to certain warrants and convertible debentures exercisable for and convertible into shares of the Company’s common stock to $0.087 per share, and an adjustment to the number of shares of the Company’s common stock into which these instruments are exercisable or convertible.  The number of shares into which outstanding debentures are convertible increased from approximately 42,000,000 to 241,379,000 in the aggregate, and the number of shares for which outstanding warrants are exercisable increased from approximately 76,000,000 to 676,509,000 in the aggregate, including warrants issued in lieu of cash interest in October 2008, based on the anti-dilution provision of the respective instruments governing such securities.  The Company recorded additional interest expense of $19,832,000 as a result of the increase in fair value of the warrants as a result of the reset of warrant exercise prices.  Of the total additional interest expense recorded, $11,030,000 and $552,000 related to the 9/17/2007 Note and 12/7/2007 Note, respectively (see Note 16 and Note 17).  The balance of the additional interest totaling approximately $8.2 million resulted from the Company's other warrant instruments that were impacted by these provisions.

On October 7, 2008, the Company issued warrants to the holders of its 12/7/2007 Notes to acquire a total of 748,000 shares of the Company’s common stock at a purchase price of $0.02 per share as payment of accrued and unpaid interest at June 30, 2008 of approximately $14,960. The warrants have an exercise price equal to $0.067 per share and a term of three years.  The number of warrants issued was based on a price per warrant of $0.22, in accordance with the September 2008 SPA, which was below fair value.  As a result, the Company recognized additional interest expense in the amount of $88,000 due to the additional number of shares issued at $0.02 compared to the number of shares that would have been issued at fair value (a difference of 639,000 shares).

On October 15, 2008, the Company issued warrants to the holders of its 12/7/2007 Notes to acquire a total of 756,200 shares of the Company’s common stock at a purchase price of $0.02 per share as payment of accrued and unpaid interest at June 30, 2008 of approximately $15,124.  The warrants have an exercise price equal to $0.067 per share and a term of three years.  The issuance of warrants at a purchase price of $0.02 per share, in accordance with the September 2008 SPA, was below fair value.  As a result, the Company recognized additional interest expense in the amount of $21,000 due to the additional number of shares issued at $0.02 compared to the number of shares that would have been issued at fair value (a difference of 443,000 shares).

On October 15, 2008, the Company issued warrants to the holders of its 9/19/2007 Notes to acquire a total of 15,123,300 shares of the Company’s common stock at a purchase price of $0.02 per share as payment of accrued and unpaid interest at June 30, 2008 of approximately $302,466. The warrants have an exercise price equal to $0.067 per share and a term of three years.  The issuance of warrants at a purchase price of $0.02 per share, in accordance with the September 2008 SPA, was below fair value.  As a result, the Company recognized additional interest expense in the amount of $428,000 due to the additional number of shares issued at $0.02 compared to the number of shares that would have been issued at fair value (a difference of 8,859,000 shares).

A summary of warrants outstanding at November 30, 2008 is as follows:

	Current
Number of Shares	Exercise
Subject to Warrants	Price	Expiration Date
4,101,206	$0.0870	January 31, 2011
34,482,759	$0.0870	March 31, 2011
2,233,438	$1.5000	June 30, 2013
35,919,540	$0.0870	August 17, 2011
34,482,759	$0.0870	March 29, 2012
400,000	$0.5000	June 15, 2012
22,988,506	$0.0870	June 15, 2012
72,000	$0.7090	August 31, 2012
9,779,310	$0.0870	August 31, 2012
1,600,000	$0.5060	September 19, 2014
232,643,678	$0.0870	September 19, 2014
80,000	$0.5060	December 6, 2010
11,632,184	$0.0870	December 6, 2010
17,467,876	$0.0870	April 16, 2015
3,577,891	$0.0870	April 19, 2015
259,787	$0.0870	April 30, 2011
3,653,564	$0.0870	June 3, 2015
847,655	$0.0870	June 10, 2015
259,787	$0.0870	August 29, 2015
75,000,000	$0.0670	September 18, 2015
160,000,000	$0.0670	October 3, 2015
3,000,000	$0.0870	September 18, 2013
5,400,000	$0.0870	October 3, 2013
15,123,300	$0.0670	October 15, 2011
748,000	$0.0670	October 7, 2011
756,200	$0.0670	October 15, 2011
676,509,440

We evaluated the outstanding warrants in accordance with the provisions of EITF 00-19 and concluded that classification of the fair value of the warrants as equity at November 30, 2008 was appropriate.

Consultant Compensation Plan

Under the Company’s 2004 Consultant Compensation Plan, the Company’s Board of Directors is authorized to issue up to 9,771,000 shares to consultants without further shareholder approval.  As of November 30, 2008, a total of 9,432,017 shares remained available for issuance.

Note 20 - Accounting for Stock-Based Compensation

On November 2, 2006, the Company’s Board of Directors adopted the Open Energy Corporation 2006 Equity Incentive Plan (the “2006 Plan”), which provides for the granting of stock and non-stock based compensation awards, including options, stock awards, stock appreciation rights, and cash awards to employees, officers, directors or consultants.  The Board of Directors approved an original allocation of 8,500,000 shares to the Plan that was subsequently expanded to 16,500,000 shares as of August 31, 2007.

On September 23, 2008, the Company’s Board of Directors approved an amendment to the 2006 Plan which provided that the total number of shares of the Company’s common stock authorized for issuance under the 2006 Plan shall equal fifteen percent (15%) of the total number of shares of common stock outstanding on a fully diluted basis from time to time, taking into account all shares of common stock issued and outstanding, and all shares of common stock issuable pursuant to options (other than those granted pursuant to the 2006 Plan), warrants, convertible debentures and any other instrument convertible into or exercisable or exchangeable for shares of common stock, provided that the number of shares of common stock authorized for issuance under the 2006 Plan shall not be reduced in respect of shares of common stock that cease to become issuable pursuant to such securities that expire or are cancelled.  As a result of the amendment, the number of shares of the Company’s common stock subject to the 2006 Plan increased to 195,000,000.  The number of shares available for future grant as of November 30, 2008 totaled 138,405,235.

Options generally vest over a three year period and expire ten years from the date of grant.  Options granted under the Plan have exercise prices ranging from $0.062 to $0.575 per share.

On August 31, 2007, an option for 1,000,000 shares (500,000 options were subsequently cancelled) was granted to our chief executive officer outside of the 2006 Plan in connection with personal guarantees made by him in connection with the Company’s borrowing of money pursuant to a promissory note date June 15, 2007 (the “6/15/07 Note”).  Based on the fair value of the options of $0.40 per share, the grant resulted in stock-based compensation expense of $200,000 for the six months ended November 30, 2007.  See “Time Base Vesting Options-Modifications” below.

Time Based Vesting Options

Modifications

On September 18, 2008, the Company entered into retention agreements with four of its officers: (i) David Field, president, (ii) Aidan Shields, chief financial officer, (iii) Christopher S. Gopal, executive vice president of worldwide operations, and (iv) Dalton W. Sprinkle, general counsel and senior vice president of business development.  Under the retention agreement the Company entered into with Mr. Field, the Company agreed to grant him an option to purchase 2.5% of the fully diluted shares of the Company’s common stock, calculated after giving effect to the transactions related to the September 2008 SPA.

The retention agreement the Company entered into with each of its other officers is identical to the retention agreement entered into with Mr. Field, discussed above, except with respect to the number of shares of common stock subject to the option granted to such officers.  The Company agreed to grant each of Dr. Gopal, Mr. Shields and Mr. Sprinkle, an option to purchase 2.0%, 1.40% and 1.25%, respectively, of the total fully diluted shares of the Company’s common stock, calculated after giving effect to the transactions related to the September 2008 SPA.

Mr. Saltman, the Company’s former chief executive officer, agreed to terminate his employment agreement effective September 18, 2008, and for the period from September 18, 2008 to October 31, 2008, Mr. Saltman continued to serve as the Company’s chief executive officer.  Under the terms of the letter agreement, the Company accelerated the vesting in full of options Mr. Saltman held to purchase 3,000,000 shares of the Company’s common stock, and to make such options exercisable through March 31, 2010 at the exercise price of the option the Company agreed to grant to Mr. Saltman that is described in the following sentence.  The Company agreed to grant Mr. Saltman an additional option to purchase up to 500,000 shares of the Company’s common stock, which was immediately exercisable in full at an exercise price equal to the exercise price of stock options granted to the Company’s other senior executives between September 18, 2008 and October 31, 2008.  See Note 18 for a discussion of amendments to Mr. Saltman’s employment agreement and the letter agreement entered into on September 18, 2008 with Mr. Saltman.  Effective November 1, 2008, Mr. Field was appointed as the Company’s chief executive officer.

On September 18, 2008, the Company modified the outstanding stock options for two of the Company’s (now) former directors and on October 24, 2008 the Company modified the outstanding stock options for one current director.  As a result of the modifications, all existing options were repriced and vesting was accelerated.

On October 31, 2008, the Company modified the outstanding stock options to provide for accelerated vesting and extended post-employment exercise period due to the termination of one remaining SRS employee pursuant to the provisions approved by the Company’s Board of Directors in December 2007.

As a result of the transactions discussed above, during the quarter ended November 30, 2008, the Company modified an aggregate of approximately 10,029,000 options of certain officers, directors and employees which included accelerated vesting, repricing and extension of the post-employment exercise period.  The Company accounted for the modification of outstanding stock options in accordance with the provisions of SFAS 123R.  Since the majority of the fair value of modified options related to options where the original vesting conditions were not expected to be satisfied and were determined to be improbable at the date of modification, the net change to stock compensation cost as a result of the modifications was a reduction of $724,000.

During the three months ended November 30, 2008, the Company granted a total of 3,175,717 time based options.  The aggregate fair value of the options granted was $170,000, the majority of which was recognized immediately and the remainder is expected to be amortized as stock compensation expense over three years.

The weighted average estimated fair value of stock options granted during the three months ended November 30, 2008 and 2007 was $0.0534 and $0.50, respectively, using the Black-Scholes option pricing model.  The Company used the following weighted average assumptions:

	Three Months Ended November 30, 2008	Three Months Ended November 30, 2007
Dividend yield	0.0%	0.0%
Expected volatility	124-128%	133-152%
Risk-free interest rate	1.23-3.41%	3.98%
Expected life in years	6	6
Forfeiture Rate	8.26%	0.0%

Stock-based compensation expense in connection with options vesting during the three and six months ended November 30, 2008 and 2007 was $395,000 and $894,000, and $1,630,000 and $2,133,000, respectively.

A summary of the changes in time based options outstanding during the six months ended November 30, 2008 is as follows:

Option	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at May 31, 2008 (1)	17,570,386	0.50	9.06

Granted	3,175,717	$0.07	8.47	—
Exercised	—	—	—	—
Cancelled	—	—	—	—
Forfeited	(2,624,968)	0. 28	—	—
				—
Outstanding at November 30, 2008	18,121,135	$0.19	8.59	$—
Exercisable at November 30, 2008	14,331,805	$0.20	8.39	$—
____________________

(1)                Includes an option for 1,000,000 shares that was granted to our former chief executive officer outside of the 2006 Plan in connection with the 6/15/07 Note, of which 500,000 options are vested and 500,000 were cancelled upon repayment of the 6/15/07 Note on October 5, 2007.  These options were modified in connection with Mr. Saltman’s resignation agreement as discussed above.

As of November 30, 2008, the total remaining unrecognized compensation cost related to unvested stock options amounted to $388,636 which is expected to be recognized over a weighted-average period of 2.20 years.

A summary of nonvested stock options as of November 30, 2008 is as follows:

Nonvested Options	Shares	Weighted Average Grant Date Fair Value
Nonvested at May 31, 2008	9,186,424	$0.35
Granted	3,175,717	0.05
Vested	(7,670,930)	0.02
Cancelled	—	—
Forfeited	(901,881)	0.21

Nonvested at November 30, 2008	3,789,330	0.22

There was no stock based compensation expense for services by non-employees for the three and six months ended November 30, 2008.  Stock based compensation recognized during the six months ended November 30, 2007 related to common stock granted to non-employees for services was $3,000.

Performance Based Options

On September 23, 2008, the Company granted options to purchase 40,573,640 shares of the Company’s common stock with performance based vesting to executives and other key employees. Vesting of the performance based awards is contingent upon achievement of various strategic, company-wide milestones, including execution of licensing agreements for the Company’s technology, financing milestones relative to the Solar Communities initiative, and certain marketing objectives.

The performance based options were granted at-the-money, contingently vest over the estimated performance period depending on the nature of the performance milestone (over 90 or 180 days), and have contractual lives of 10 years. The fair value of each performance based option grant was estimated on the date of grant using the same option valuation model used for time based options granted under the 2006 Plan, assuming that performance goals will be achieved. If such goals are not met, no compensation cost is recognized and any recognized compensation cost is reversed. The inputs for expected volatility, expected dividends, and risk-free rate used in estimating those options' fair value are the same as those noted in the table related to options issued under the “Time-Based Vesting Options”.

A summary of the activity for performance based options as of November 30, 2008, and changes during the six month period then ended is presented below:

Option	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at May 31, 2008	—	—	—

Granted	40,573,630	$0.067	9.98	—
Exercised	—
Cancelled	—
Forfeited	—

Outstanding at November 30, 2008	40,573,630	$0.067	9.98	$—
Exercisable at November 30, 2008	—	$—	—	$—

Compensation cost, which is based on the grant date fair value of the shares of the Company’s common stock, is recognized over the performance service period, once the milestone is deemed probable of achievement. When achievement of the milestone becomes probable, the applicable portion earned to date is recognized and the remaining unrecognized expense attributed to the milestone is recorded over the remaining service period.

During the three months ended November 30, 2008, three 90-day milestones, representing options to purchase 15,215,111 shares of the Company’s common stock, out of a total of eight milestones were deemed probable of achievement resulting in recognition of compensation expense of $702,000, which was included in general and administrative expense.  The remaining five milestones were not deemed probable of achievement and therefore no related compensation cost has been recognized to date. As of November 30, 2008, there was $1.7 million of total unrecognized compensation cost related to non-vested performance based compensation arrangements; the majority of which cost is expected to be recognized over the applicable requisite service period once achievement is deemed probable.

At November 30, 2008, the Company had  performance based options to purchase 40,573,640 shares of the Company’s common stock outstanding, none of which were vested.  Weighted average fair value of performance based options (measured using the stock price at the date of grant) granted during the three and six months ended November 30, 2008 was $0.0602.  There were no performance based options exercised during the three and six months ended November 30, 2008.

A summary of the changes in time and performance based options outstanding during the six months ended November 30, 2008 is as follows:

Option	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at May 31, 2008 (1)	17,570,386	0.50	9.06

Granted	43,749,347	$0.07	9.72	—
Exercised	—	—	—	—
Cancelled	—	—	—	—
Forfeited	(2,624,968)	0. 28	—	—
				—
Outstanding at November 30, 2008	58,694,765	$0.10	9.44	$—
Exercisable at November 30, 2008	14,331,805	$0.20	8.39	$—
____________________

(1)                Includes an option for 1,000,000 shares that was granted to our former chief executive officer outside of the 2006 Plan in connection with the 6/15/07 Note, of which 500,000 options are vested and 500,000 were cancelled upon repayment of the 6/15/07 Note on October 5, 2007.  These options were modified in connection with Mr. Saltman’s resignation agreement as discussed above.

As of November 30, 2008, the total remaining unrecognized compensation cost related to unvested stock options amounted to $2,128,941 which is expected to be recognized over a weighted-average period of 0.65 years.

Restricted Stock

In accordance with their employment agreements, certain of the Company’s officers and a non-executive employee were awarded restricted stock grants for an aggregate of 9,868,467 shares of the Company’s common stock that initially vested over periods ranging from 2.75 to 3.00 years.  Stock compensation expense recognized in connection with these grants during the three and six months ended November 30, 2008 and 2007, was approximately ($7,307,000) and ($6,633,000), and $1,605,000 and $3,210,000, respectively.  See Note 18 above for a discussion of amendments to Mr. Saltman’s employment agreement and the letter agreement entered into on September 18, 2008 with Mr. Saltman.

On October 31, 2008 Mr. Saltman resigned from the company forfeiting all unvested restricted stock totaling 4,804,137 shares, which were subsequently cancelled by the Company.  The Company reversed $7,756,000 of previously recognized stock compensation expense related to the unvested, forfeited shares.

As of November 30, 2008, there was no remaining unrecognized compensation cost related to restricted stock awards.

Note 21 – Restructuring Costs

On December 13, 2007, the Company adopted a plan to shut down operations at its Aurora, Ontario facility in Canada.  The plan, which did not involve the discontinuance of any business line, was substantially complete as of January 31, 2008.  The Company recorded total costs associated with the shut down plan of $849,000.  During the six months ended November 30, 2008, the $68,000 remaining accrual liability as of May 31, 2008, representing lease settlement costs, was paid in full.

Note 22 – Subsequent Events

Manufacturing and License Agreement

On December 17, 2008, the Company entered into a manufacturing and license agreement (the “Membrane License Agreement”) with Suntech pursuant to which, among other things, the Company granted Suntech an exclusive license of the intellectual property associated with the Company’s solar membrane product and any similar or new generation membrane products (the “Membrane Products”).  Pursuant to the Membrane License Agreement, Suntech will have the exclusive right to manufacture and sell the Membrane Products on a worldwide basis during the term of the Membrane License Agreement, which extends through December 31, 2013.  The Company will earn royalties as a percentage of Suntech’s total sales of the Membrane Products on a quarterly basis during the term of the Membrane License Agreement in accordance with a formula specified in the Membrane License Agreement.

Sale of Watereye

In December 2008, the Company completed the sale of substantially all of its operating and intellectual property assets that comprised its remote water monitoring business known as “WaterEye.”  The Company received gross cash proceeds upon the closing of the sale in the amount of $335,000.

Stockholder Approval of Amendments to Articles of Incorporation

At the Company's annual meeting of stockholders in December 2008, the Company's stockholders approved two separate amendments to the articles of incorporation, neither of which has been effected.  The first amendment would increase the Company's authorized capital stock from 1,125,000,000 common shares to 3,000,000,000 common shares.  The second amendment would effect a reverse split of the Company's common stock, at a rate of up to 50-for-1, as determined by the board of directors, which has the authority to effect such a reverse stock split within the one year period immediately following the date of the stockholder approval.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the statements in this Quarterly Report on Form 10-Q, including, but not limited to this Management’s Discussion and Analysis of Financial Condition and Results of Operation, contain forward-looking statements regarding the Company’s business, financial condition, and results of operations and prospects that are based on the Company’s current expectations, estimates and projections. In addition, other written or oral statements which constitute forward-looking statements may be made by the Company or on the Company’s behalf. Words such as “expects,” “anticipates,” “intends,” “believes,” “estimates,” “may,” “would,” or variations of such words and similar expressions are intended to identify such forward-looking statements. You can also identify forward-looking statements by discussions of strategy, plans or intentions. These statements are not guarantees of future performance, and are inherently subject to risks and uncertainties that are difficult to predict. As a result, actual outcomes and results may differ materially from the outcomes and results discussed in or anticipated by the forward-looking statements. All such statements are therefore qualified in their entirety by reference to the factors specifically addressed in the sections entitled “Risk Factors” in the Company’s Annual Report on Form 10-K and this Quarterly Report on Form 10-Q. New risks can arise and it is not possible for management to predict all such risks, nor can management assess the impact of all such risks to the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to revise or update publicly any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report on Form 10-Q, other than as required by law.

Overview

Business

Open Energy Corporation is a next-generation solar energy company that develops clean energy solutions, innovative solar products and energy management applications.  Open Energy’s award-winning products include proprietary, cost-competitive and attractive building-integrated photovoltaic, or (BIPV), solar tiles, roofing membranes and asphalt/composition products.  In addition, the Company's EcoTouch™ Energy Management System is designed to give consumers control over their energy usage and reduce their electric bill.  Our portfolio of products and services are coupled with financing products designed to promote green Solar Communities that provide low-cost power while minimizing upfront cost to the consumer.

Brief History

In August 2005, we acquired an initial interest in Toronto-based Solar Roofing Systems, Inc. (SRS), a manufacturer of SolarSave® photovoltaic (PV) roofing membranes; we completed the acquisition of SRS in April 2006.  In March 2006, we acquired California-based Connect Renewable Energy, Inc. (CRE), a manufacturer of PV integrated roofing tiles. This strategic move provided our company with proprietary BIPV products, and established our product development, engineering, manufacturing, marketing, sales and service capabilities.

In April 2007, we signed a master distribution agreement with privately-held Burlingame Industries, dba Eagle Roofing Products (“Eagle”), one of the largest manufacturers of concrete tiles in North America. This strategic alliance provided our company access to major home builders and roofing contractors across the country. We sell our residential tile products through this distribution pipeline, and utilize roofing contractors, electricians, and other members of the traditional building trades as our installation and service providers.  We have participated with our channel partners in the training of over 750 roofers and sales personnel to sell and install our products, which offers significant sales leverage at a relatively low cost to our company.

As part of our business strategy to provide the residential and commercial solar markets with innovative solar products while reducing our overhead and working capital needs, we outsourced our BIPV tile and glass manufacturing, and established supply relationships in China.  These actions increased production capacity, supply reliability and lowered cost, which we expect will make us competitive in the U.S. residential and commercial solar marketplace.

As an extension of our move to outsourced manufacturing, we recently licensed our BIPV solar roofing tile and membrane products to Wuxi Suntech Power Co., Ltd. (Suntech), the leading global manufacturer of PV modules. Suntech will manufacture, sell and distribute our tile and membrane products on a world-wide basis under the Suntech and Open Energy names. In North America, Eagle will continue to be the exclusive distributor of our tiles subject to the achievement of specified minimum sales targets and will be a non-exclusive distributor of our EcotouchTM Energy Management system (described below).  Our agreements with Suntech and Eagle provide us with the opportunity to market and distribute higher-margin residential PV tiles using colored cells that will be sourced and manufactured by Suntech and Eagle at pricing we believe to be advantageous.  To further emphasize our focus on solar products and solutions, we will be changing our name from Open Energy Corporation to Applied Solar, Inc. in early calendar year 2009.  Our new business strategy and new name reflects our determination to focus on the core competencies of our business – innovative product and applications design for next generation BIPV solar products, the development of solar integrated energy management systems for our customers and marketing these on a world-wide basis.

As part of our go to market strategy, we intend to offer financed solutions to the residential market through long-term power purchase agreements that are designed to contribute to increased product sales and generate recurring revenues from the sale of energy.  In general, homeowners, commercial tenants and industrial operations do not buy power generating systems.  They pay for power through their monthly utility bills.  Although state rebates, federal tax incentives and other programs have reduced the costs of solar generation systems, they remain expensive to purchase.  We have developed a plan we believe will provide a financial solution that monetizes various tax incentives for the ultimate benefit of the residential energy consumer living in developments management by a common homeowners’ association.  Together with a tax equity partner, we intend to install solar generation systems in “solar communities.”  We expect to coordinate the engineering, equipment procurement and construction of each project.  We would then contract with third parties to maintain the rooftop systems, to read the meters, and to bill the customers.  The tax equity partner would receive a secure internal rate of return and the benefits of the 30% investment tax credit and accelerated depreciation.  For new construction projects, the builders would reduce their construction costs and, hopefully, sell their homes more quickly.  The residential consumer would be guaranteed a reduced monthly utility bill and receive the benefits of incremental home value at little or no additional expense or tax impact.  We believe that through this solution we will sell more products and participate in the long term revenue streams associated with the sale of energy.

In addition to its role as the sole distributor of our residential tile product in the U.S., we have engaged Eagle, through its Allstate Solar Integration, Inc. affiliate, to perform the engineering, procurement and construction and operation and maintenance of our Solar Communities projects.  In these roles, Eagle will provide us with construction financing, rebate processing and rebate finance on a turnkey basis, which should enable us to achieve scale in our Solar Communities program without significantly increasing our personnel and overhead costs.

Recent Developments

Launch of Ecotouch

In October 2008, we unveiled an innovative new home energy control solution, the EcoTouch™ Energy Management System (“Ecotouch™”), which is designed to help homeowners control their home energy usage and reduce their electric bill from the comfort of their homes or remotely. Ecotouch™ includes a touchscreen information display and action tool that captures and displays home energy use and solar power system production, designed to give homeowners an understanding of their energy use so that they can take steps to control different household devices in order to conserve energy and save money.  The system is typically connected to a homeowner's solar installation and provides real-time detailed information including the number of kilowatt hours (kWh) produced by the system on a daily, weekly, monthly and yearly basis with prior-period comparisons. Because many homeowners not only want to reduce energy costs but also help meet environmental goals, the system calculates the positive environmental impact and displays a variety of important metrics such as carbon emissions, number of trees saved and the equivalent auto miles avoided.  EcoTouch™ will be bundled with our residential solar systems and distributed by Eagle, and may also be sold separately with other solar systems or as a standalone product separate from any solar application.  Ecotouch™ was co-developed with Advanced Telemetry, a technology innovator with a focus on resource conservation.

License of Intellectual Property

In November 2008, we entered into a manufacturing and license agreement (the “Tile License Agreement”) with Suntech pursuant to which, among other things, we granted Suntech an exclusive license of the intellectual property incorporated into our solar roof tile product and any similar or new generation tile roof products with blue, black or gray cells (the “Tile Products”).  Pursuant to the Tile License Agreement, Suntech will have the exclusive right to manufacture and sell the Tile Products with blue, black or gray cells on a worldwide basis during the term of the Tile License Agreement, which extends through December 31, 2013. Suntech is required to offer Eagle, the exclusive right to distribute the Tile Products in the United States for 2009 and 2010 and we have been advised that Eagle and Suntech have entered into a definitive distribution agreement. We will earn royalties as a percentage of Suntech’s total sales of the Tile Product on a quarterly basis during the term of the Tile License Agreement in accordance with a formula specified in the Tile License Agreement.

In December 2008, we entered into a manufacturing and license agreement (the “ Membrane License Agreement ”) with Suntech pursuant to which, among other things, we granted Suntech an exclusive license of the intellectual property incorporated into our solar membrane product and any similar or new generation membrane products (the “Membrane Products”).  Pursuant to the Membrane License Agreement, Suntech will have the exclusive right to manufacture and sell the Membrane Products on a worldwide basis during the term of the Membrane License Agreement, which extends through December 31, 2013.  We will earn royalties as a percentage of Suntech’s total sales of the Membrane Products on a quarterly basis during the term of the Membrane License Agreement in accordance with a formula specified in the Membrane License Agreement.  Our Membrane Products are currently being redesigned to address previous product failure issues and are expected to be released during the second half of calendar year 2009.

Sale of WaterEye

In December 2008, we completed the sale of substantially all of our operating and intellectual property assets related to our remote water monitoring product line known as “WaterEye.”  We received gross cash proceeds upon the closing of the sale in the amount of $335,000.  This asset sale was part of our ongoing initiative to achieve greater focus on our core business competencies.

September 2008 Financing

In September  2008, we entered into a securities purchase agreement with The Quercus Trust which we refer to as the “September 2008 SPA”, which provided for the purchase by The Quercus Trust of warrants to acquire up to 235,000,000 shares of our common stock for total cash proceeds of $4,200,000, net of payment by the Company of $300,000 owed for accrued interest on the Series B Convertible Notes held by The Quercus Trust and a $200,000 restructuring fee for the amendment of certain terms of the $3,500,000 secured loan previously extended to us by The Quercus Trust.  We refer to this financing transaction as our “September 2008 Financing” in this report.  The initial closing occurred on September 18, 2008, at which time we issued warrants to acquire up to 75,000,000 shares of our common stock to The Quercus Trust in exchange for $1,500,000 in gross cash proceeds.  The second and final closing occurred on October 3, 2008, at which time we issued the remainder of the warrants to acquire up to 160,000,000 shares of our common stock to The Quercus Trust in exchange for $2,700,000 million in gross cash proceeds.  The warrants we issued are exercisable for a period of seven years from the date of issuance and have an exercise price of $0.067 per share, subject to anti-dilution protection. Under the terms of the September 2008 SPA, The Quercus Trust has the right to fund the next $5,100,000 in financing by purchasing, for $0.02 per warrant, additional warrants to purchase our common stock through September 30, 2009.

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

Additionally, the September 2008 Financing provides for the amendment of the terms of our convertible promissory notes issued on September 19, 2007 and December 7, 2007 (which, collectively, we may refer to as the “ Series B Convertible Notes ” in this report) to: (i) grant voting rights to the holders of the Series B Convertible Notes on an as converted basis (subject to stockholder approval of an amendment to our articles of incorporation to provide for such voting rights); (ii) include certain protective provisions in the Series B Convertible Notes, including limitations on our ability to effect stock redemptions, incur indebtedness in excess of $500,000, engage in certain merger, acquisition or similar transactions, effecting material changes to our business, or entering into compensation arrangements with our officers and directors; and (iii) provide that future interest payments under the Series B Convertible Notes shall be made in warrants with substantially the same terms as the warrants we issued in the September 2008 Financing.  Our stockholders did not approve the proposed amendment of our articles of incorporation to grant voting rights to the holders of the Series B Convertible Notes at our 2008 annual meeting of stockholders.

The conversion price of our Series B Convertible Notes and the exercise price of the related warrants were reduced to $0.087 per share as a result of the issuance of the warrants we issued in our September 2008 Financing.

We are required to seek stockholder approval to amend our articles of incorporation to grant the holders of the Series B Convertible Notes voting rights and to increase the number of our authorized shares of stock.  The failure to amend our articles of incorporation within six months of the closing under September 2008 Financing would be deemed a trigger event under the Series B Convertible Notes, which, among other things, would give the holders thereof the right to require us to redeem all or any portion of such notes.

Board of Directors

In connection with the September 2008 Financing, we agreed to appoint three designees of The Quercus Trust to our board of directors.  Quercus designated and we appointed David Anthony, Joseph Bartlett and Gary Cheek to our board of directors on October 3, 2008.  Each of Steven J. Kemper, David P. Saltman and Edward Douglas Ward resigned from our board of directors.  Mr. Cheek resigned on October 8, 2008 to pursue other matters and on October 24, 2008, we appointed Tom Naylor, an additional Quercus designee, to our board of directors.

Management Changes

On September 18, 2008, we entered into a letter agreement with David P. Saltman pursuant to which he served as our chief executive officer through October 31, 2008.  Effective October 31, 2008, he tendered his resignation as the Company’s chief executive officer and all other employment positions.  Pursuant to this letter agreement, the parties agreed to terminate Mr. Saltman's employment agreement effective September 18, 2008, and as a result, all rights and obligations of the parties thereunder were terminated. For the period from September 18, 2008 to October 31, 2008, Mr. Saltman was paid a base salary at the rate of $250,000 per annum.

In addition, under the terms of the letter agreement we entered with Mr. Saltman, we agreed to (i) pay $113,000 to the appropriate taxing authorities in November 2008 on behalf of Mr. Saltman in satisfaction of withholding liabilities he incurred in connection with previous restricted stock grants, and a “gross up” payment to Mr. Saltman of $63,000, (ii) accelerate the vesting in full of options Mr. Saltman held to purchase three million shares of our common stock, and to make such options exercisable through March 31, 2010 at the exercise price of the option we agreed to grant to Mr. Saltman that is described in the following clause, and (iii) grant Mr. Saltman an additional option to purchase up to 500,000 shares of our common stock, which were immediately exercisable in full at an exercise price equal to the exercise price of stock options granted to our other senior executives between September 18, 2008 and October 31, 2008.

Effective November 1, 2008, David Field, our president and chief operating officer, was appointed as our chief executive officer, and Dr. Christopher Gopal was appointed as our chief operating officer.

On September 18, 2008, we entered into retention agreements with four of our officers: (i) David Field, president, (ii) Aidan Shields, chief financial officer, (iii) Christopher S. Gopal, executive vice president of worldwide operations, and (iv) Dalton W. Sprinkle, senior vice president of business development and general counsel.

Under the retention agreement we entered into with Mr. Field, we agreed to grant him an option to purchase 2.5% of the fully diluted shares of our common stock, calculated after giving effect to the transactions related to the September 2008 Financing described above, inclusive of other options held by him. In addition, it was agreed that if his employment is terminated by us without cause or by him for good reason, he would be entitled to severance equal to three months of his base salary at the time of termination. Such severance supersedes and replaces any and all other severance packages previously granted to Mr. Field.

The retention agreement we entered into with each of the other officers is identical to the retention agreement entered into with Mr. Field, discussed above, except with respect to the number of shares of common stock subject to the option granted to such officers.  We agreed to grant each of Dr. Gopal, Mr. Shields and Mr. Sprinkle, an option to purchase 2.0%, 1.40% and 1.25%, respectively, of the total fully diluted shares of our common stock, calculated after giving effect to the transactions related to the September 2008 Financing, described above, inclusive of other options held by the officers.

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

September 2008 Forbearance Agreement

In September 2008, we entered into a forbearance and repayment agreement with our largest supplier. The forbearance agreement provides for a payment plan for the approximately $3,000,000 of payables currently due from us with interest at 12% per annum. Pursuant to the forbearance agreement, we agreed to pay $1,000,000 on or prior to September 19, 2008, $500,000 on or prior to January 15, 2009, and six payments of $297,558 on a monthly basis beginning on March 15, 2009 until the entire amount is paid in full.

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

Management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. As the number of variables and assumptions affecting the probable future resolution of the uncertainties increase, these judgments become even more subjective and complex.  Please see “Note 3—Basis of Presentation and Significant Accounting Policies” to our financial statements included in  this report for a discussion regarding the accounting policies we have identified as the most important to an understanding of our current financial condition and results of operations.

Limited Operating History

We have limited historical financial information upon which to base an evaluation of our future performance. We have generated limited revenues from operations. We cannot guarantee that we will be successful in our business. We are subject to risks inherent in a fast growing company, including limited capital resources, possible delays in product development, and possible cost overruns due to price and cost increases. There is no assurance that future financing will be available to our company on acceptable terms.  Additional equity financing will likely result in substantial dilution to existing stockholders.

Results of Operations

Three and Six Months Ended November 30, 2008 and 2007

The following table sets forth, for the periods indicated, certain information related to our operations, expressed in dollars and as a percentage of net sales:

Consolidated Statement of Operations
 ($ in thousands)

	Three Months Ended November 30,				Six Months Ended November 30,
	2008		2007		2008		2007
Revenues, net	$1,660	100.0%	$1,326	100.0%	$2,426	100.0%	$2,873	100.0%
Gross Loss	(1,598)	(96.3)%	(2,089)	(157.5)%	(1,612)	(66.4)%	(2,353)	(81.9)%
Operating expenses:
Selling, General and administrative	(4,287)	(258.3)%	6,059	456.9%	(1,114)	(45.9)%	9,990	347.7%
Research and development	38	2.3%	93	7.0%	58	2.4%	165	5.7%
Total operating expenses	(4,249)	(256.0)%	6,152	464.0%	(1,056)	(43.5)%	10,155	353.5%
Income (Loss) from operations	2,651	159.7%	(8,241)	(621.5)%	(556)	(22.9)%	(12,508)	(435.4)%
Total other income (expense)	(22,025)	(1,326.8)%	(2,456)	(185.2)%	(23,611)	(973.2)%	(7,986)	(278.0)%
Loss before income tax benefit	(19,374)	(1,167.1)%	(10,697)	(806.7)%	(24,167)	(996.2)%	(20,494)	(713.3)%
Income tax benefit	238	14.3%	391	29.5%	470	19.4%	1,200	41.8%
Net loss	$(19,136)	(1,152.8)%	$(10,306)	(777.2)%	$(23,697)	(976.8)%	$(19,294)	(671.6)%
Net loss per share – basic and fully diluted	$(0.15)		$(0.08)		$(0.19)		(0.17)

Revenues

For the three and six months ended November 30, 2008, revenues were $1,660,000 and $2,426,000, respectively.  Revenues for the three and six months ended November 30, 2007 were $1,326,000 and $2,873,000, respectively.

During the three months ended November 30, 2008, revenues of $1,660,000, an increase of 25.2% over the prior year period, primarily consisted of $1,334,000 in sales of SolarSave® Tiles.  SolarSave® Tile revenues increased approximately 104% over the same quarter in 2007. Revenues in the quarter did not include any sales of our architectural glass product as the company has been strategically focused on other aspects of the business and had limited capital to devote to the marketing and manufacture of this product.  The increase in revenues over the prior year period resulted primarily from the recognition of deferred revenue on completion of rebate claims to the California Energy Commission (“CEC”).

During the six months ended November 30, 2008, revenues of $2,426,000, a decrease of 15.6% over the prior year to date period, primarily consisted of $2,014,000 in sales of SolarSave® Tiles. SolarSave® Tile revenues increased approximately 67% over the same quarter in 2007.  As discussed above in the three months results, revenues for the six months ended November 30, 2008 did not include any sales of our architectural glass product as the company has been strategically focused on other aspects of the business and had limited capital to devote to the marketing and manufacture of this product.

For the three and six months ended November 30, 2008, our change in deferred revenue was $804,000 and $1,148,000, respectively, the majority of which was primarily related to rebate claims submitted to state agencies.  The Company defers the rebate revenue amounts on claims which have not been submitted to the CEC.  Submission of the rebate claim to the CEC, which occurs at approximately day 90 or later in the process determines recognition of the deferred revenue and related cost of sales.

During the three months ended November 30, 2007, a majority of our $1,326,000 in revenue consisted of shipments of SolarSave™  Tiles for residential projects.  We also shipped SolarSave™  PV Glass for the remainder of the California Academy of Sciences Museum installation in Golden Gate Park, San Francisco, California, and to another PV Glass customer.  We also had limited revenues for the quarter from the SolarSave™ Membrane product, WaterEye subscriptions, inverters, and other balance of system components.  During the six months ended November 30, 2007, revenue of $2,873,000 consisted of approximately equal shipments of SolarSave™  Tiles for residential projects and SolarSave™  PV Glass.  We also had limited revenues for the period from the SolarSave™ Membrane product, WaterEye subscriptions, inverters, and other balance of system components.

Cost of Sales

For the three and six months ended November 30, 2008, costs of sales were $3,258,000 and $4,038,000, respectively.  For the three and six months ended November 30, 2007, cost of sales was $3,415,000 and $5,226,000, respectively.

For the three months ended November 30, 2008, cost of sales of $3,258,000, a decrease of 4.6% over the prior year period, resulted in a gross loss of $1,598,000. The gross loss for the three months ended November 30, 2008 reflected the effects of the Company’s poor liquidity situation which led to the execution of a customer contract at a cost of $736,000 for assembly of tiles and provision of services at a fixed price that was significantly lower than the cost of assembly materials, labor and services provided in order to preserve a critical distribution channel.

For the six months ended November 30, 2008, cost of sales was $4,038,000, a decrease of 22.7% over the prior year period, resulted in a gross loss of $1,612,000.  The gross loss for the six months ended November 30, 2008 reflected the effects of the Company’s poor liquidity situation which led to the execution of a customer contract at a cost of $736,000 for assembly of tiles and provision of services at a fixed price that was significantly lower than the cost of assembly materials, labor and services provided in order to preserve a critical distribution channel.

For the three and six months ended November 30, 2008, our change in deferred charges was $804,000 and $1,148,000, respectively, which represented the cost of goods sold on  rebate claims submitted to state agencies.  As discussed under “Revenues” above, the Company defers the rebate amounts on claims which have not been submitted to the CEC.  The amount of cost of sales recorded as a deferred charge is based on the matching principle and reflects standard margins on the revenue deferred.  Submission of the rebate claim to the CEC, which occurs at approximately day 90 or later in the process determines recognition of the deferred revenue and related cost of sales.

The solar industry is highly competitive and thus we continue to experience pricing pressure.  In addition, scarce resources of silicon have led to an increase in cell laminate costs and thus increased our costs of sales.  The combination of these factors continues to put pressure on gross margins. We have undertaken a number of initiatives to improve gross margin, the most significant of which is licensing the intellectual property associated with our tile and membrane products to a third party.  We believe that this licensing strategy will result in greater operational profitability as we will receive royalty revenue for every unit sold with no associated cost of goods sold.  In addition, our inventory carrying costs and manufacturing overhead costs will be substantially reduced.

Cost of sales for the three and six month periods ended November 30, 2007 of $3,415,000 and $5,226,000, respectively, reflected a $996,000 increase to warranty reserve related to prior quarter SolarSave™ membrane product shipments, higher than expected freight and manufacturing costs incurred as a result of tight delivery schedules for our customers and the high cost of laminates for the SolarSave™ Tile for low volume purchase quantities.

Operating Expenses

Selling, General and Administrative

For the three and six months ended November 30, 2008, selling, general and administrative expenses, or “SG&A,” were ($4,287,000) and ($1,114,000), respectively.  SG&A expenses for the three and six months ended November 30, 2007 were $6,059,000 and $9,990,000, respectively.

The ($4,287,000) of SG&A expenses for the three months ended November 30, 2008, reflected a decrease of 174.5% over the prior year period and included ($6,912,000) in stock-based compensation, partially offset by $254,000 of depreciation and intangible asset amortization expense, and $601,000 of legal, audit and other professional fees associated primarily with the solar communities initiative, marketing, SEC reporting, contractual matters, and efforts to protect our intellectual property.  The reduction in SG&A expenses compared to the prior year period was primarily attributable to a reversal of previously recognized stock based compensation expense, of which $7,756,000 resulted from the forfeiture of 4,804,137 unvested restricted stock shares and  $724,000 resulted from the modification of 10,029,000 stock options.  The Company conducted a review of its assets located in Grass Valley, California and recorded an aggregate charge of $228,000 during the three months ended November 30, 2008, which reflected asset impairment of $226,000 and a loss on disposition of fixed assets.  The fixed asset review was completed in conjunction with the Company’s shift in business strategy from manufacturing to licensing (see Note 8 and Note 22) and to secure a single facility in the San Diego, California area into which its current corporate office and engineering facilities will be co-located during the first half of calendar year 2009.

The ($1,114,000) of SG&A expenses for the six months ended November 30, 2008, reflected a decrease of 113.4% over the prior year to date period and included ($5,739,000) in stock-based compensation, partially offset by $511,000 of depreciation and intangible asset amortization expense, and $848,000 of legal, audit and other professional fees associated primarily with the solar communities initiative, marketing, SEC reporting, contractual matters and efforts to protect our intellectual property and the $228,000 aggregate charge due to asset impairment as discussed in the three month results.  As with the three month results, the reduction in SG&A expenses compared to the prior year to date period was primarily attributable to a reversal of previously recognized stock based compensation expense, of which $7,756,000 resulted from the forfeiture of 4,804,137 unvested restricted stock shares and $724,000 resulted from the modification of 10,029,000 stock options.

For the three months ended November 30, 2007, SG&A expenses of $6,059,000 included $3,234,000 in stock-based compensation, $216,000 of depreciation expense and intangible asset amortization expense, and $540,000 of legal and professional fees associated primarily with SEC reporting, convertible debenture financings, and efforts to protect the Company’s intellectual property.  For the six months ended November 30, 2007, SG&A expenses of $9,990,000 included $5,344,000 in stock-based compensation, $431,000 of depreciation expense and intangible asset amortization expense, and $846,000 of legal, audit and other professional fees associated primarily with SEC reporting, convertible debenture financings, and efforts to protect the Company’s intellectual property.

Research and Development

For the three and six months ended November 30, 2008, research and development expenses were $38,000 and $58,000, respectively.  For the three and six months ended November 30, 2007, research and development expenses were $93,000 and $165,000, respectively.

The research and development expenses incurred in both years were related to the ongoing development of the SolarSave® Tiles, SolarSave® Membranes, SolarSave® Glass and future product development.  Research and development expenses do not include salaries related to personnel that have allocated a portion of their time to research and development efforts.  Future research and development efforts will be focused on improvements to our SolarSave® Tiles and SolarSave® Membranes, as well as a suite of asphalt shingle products which we believe will contribute to increasing and retaining market share.  We expect to increase spending on research and development to enhance our intellectual property and create future licensing opportunities.

Other Expense

Other expense for the three and six months ended November 30, 2008 was $22,025,000 and $23,611,000, respectively.  During the three and six months ended November 30, 2007, other expense was $2,456,000 and $7,986,000, respectively.

For the three months ended November 30, 2008, other expense included $21,989,000 in non-cash interest charges resulting from our debt financings, which included the amortization of discounts recorded in connection with warrants, beneficial conversion features, non-cash deferred financing fees associated with convertible debentures and notes payable, increase in fair value of warrants as a result of the reset of warrant exercise prices impacted by ratchet provisions in the instruments governing our outstanding convertible debentures and warrants triggered by the September 2008 Financing, imputed interest, warrants issued in lieu of cash interest and an extension fee related to the 4/30/08 Note which was modified as part of the September 2008 Financing.

During the six months ended November 30, 2008, other expense included $23,193,000 in non-cash interest charges resulting from our debt financings, which included the amortization of discounts recorded in connection with warrants, beneficial conversion features, deferred financing fees associated with convertible debentures and notes payable, increase in fair value of warrants as a result of the reset of warrant exercise prices impacted by ratchet provisions in the instruments governing our outstanding convertible debentures and warrants triggered by the September 2008 Financing, imputed interest, warrants issued in lieu of cash interest and an extension fee related to the 4/30/08 Note which was modified as part of the September 2008 Financing.

For the three months ended November 30, 2007, other expense totaled $2,456,000 and included $2,271,000 that is non-cash interest from the amortization of the discounts recorded in connection with warrants, beneficial conversion features and original issue discounts, and non-cash deferred financing fees associated with convertible debentures and notes payable.  For the six months ended November 30, 2007, other expense totaled $7,986,000 and included $7,447,000 in non-cash interest from the amortization of the discounts recorded in connection with warrants, beneficial conversion features and original issue discounts, and non-cash deferred financing fees associated with convertible debentures and notes payable.

Net Loss

Our net loss for the three and six months ended November 30, 2008 was $19,136,000 and $23,697,000, respectively.  For the three and six months ended November 30, 2007, we incurred a net loss of $10,306,000 and $19,294,000, respectively.  Our net loss increased by 85.7% over the prior year three month period and increased by 22.8% over the prior year six month period year to date primarily due to the non-cash charges associated with our September 2008 Financing discussed above in “Other Expense”.

For the three months ended November 30, 2008, the net loss of $19,136,000 included $254,000 in depreciation and amortization expense, and $21,989,000 in non-cash charges associated with our September 2008 Financing discussed above in “Other Expense”, which was offset by ($6,912,000) in stock-based compensation resulting from forfeitures and modifications of unvested, restricted stock and stock options as discussed in SG&A above,

For the six months ended November 30, 2008, the net loss of $23,121,000 included $511,000 in depreciation and amortization expense, and $23,193,000 in non-cash charges associated with our September 2008 Financing discussed above in “Other Expense”, which was offset by ($5,739,000) in stock-based compensation resulting from forfeitures and modifications of unvested restricted stock and stock options as discussed in SG&A above,

For the three months ended November 30, 2007, the net loss of $10,306,000 included $3,234,000 in stock-based compensation, $247,000 in depreciation and amortization expense, and $2,271,000 in non-cash interest from the amortization of the discounts recorded in connection with warrants, beneficial conversion features and original issue discounts, and non-cash deferred financing fees associated with convertible debentures and notes payable.  For the six months ended November 30, 2007, the net loss of $19,294,000 included $5,344,000 in stock-based compensation, $493,000 in depreciation and amortization expense, and $7,447,000 in non-cash interest from the amortization of the discounts recorded in connection with warrants, beneficial conversion features and original issue discounts, and non-cash deferred financing fees associated with convertible debentures and notes payable.

Liquidity and Capital Resources

We have incurred losses since our inception totaling approximately $111,085,000 through November 30, 2008.  In the past, we sold our products at a negative margin to gain market share. We are unsure when, if ever, our new licensing strategy will start generating significant revenues, and we are unsure if and when we will become profitable.

As of November 30, 2008, we had cash and cash equivalents of $1,465,000 and negative working capital of $6,360,000.  For the six months ended November 30, 2008, we used $3,678,000 of cash in operations.  Financing activities provided $4,816,000 of cash during the quarter, with $1,950,000 in gross proceeds resulting from the sale of promissory notes, and $4,200,000 in cash proceeds from the sale of warrants.

During the six months ended November 30, 2008, we funded our operations through proceeds from the sale of equity and debt securities. We have no unused sources of liquidity. Thus, we will need to raise additional capital through equity or debt financing in the near future to continue operations and implement our business strategy.

In September 2008, we entered into a forbearance and repayment agreement with our largest supplier, Suntech. The forbearance agreement provided for a payment plan for approximately $3 million of payables due as of the agreement date with interest at 12% per annum. Pursuant to the forbearance agreement, we paid $1 million on September 19, 2008, and agreed to pay $500,000 on or prior to January 15, 2009 and six payments of $297,558 on a monthly basis beginning on March 15, 2009, until the entire amount is paid in full.

To date, we have been unable to meet forecasted sales and margin projections and as a result have experienced significant negative cash flow for an extended period of time. Based on our current cash usage rate, we estimate that we currently have adequate cash to fund operations through the end of March 2009. Our ability to continue as a going concern is dependent on obtaining additional financing to support our working capital requirements. Management is pursuing a number of possible debt and equity financing opportunities in an effort to address these requirements.  However, we cannot currently predict the likelihood of being able to raise additional debt or equity financing in an amount, nature or on terms that would be acceptable to us and if we are unable to obtain additional financing or grow our revenues and increase profitability, we may not have sufficient cash to satisfy all ongoing capital requirements and previously incurred liabilities and will have to substantially curtail or cease operations.

Recent Financings

September 2008 Financing

On September 12, 2008, the Company entered into a definitive securities purchase agreement (the “September 2008 SPA”) with The Quercus Trust.  The September 2008 SPA provided for the purchase by The Quercus Trust of warrants to acquire 235,000,000 shares of the Company’s common stock at a purchase price of $0.02 per warrant share for total cash proceeds of $4.2 million, which were net of payment by the Company of $300,000 owed for accrued interest on the Series B Convertible Notes held by The Quercus Trust and a $200,000 restructuring fee for the amendment of certain terms of the $3.5 million secured loan previously extended to the Company by The Quercus Trust. The warrants have an exercise price equal to $0.067 per share, subject to anti-dilution protection, and a term of seven years.

On September 18, 2008, pursuant to the September 2008 SPA, we issued warrants to acquire up to 75,000,000 shares of its common stock to The Quercus Trust in exchange for $1.5 million in cash proceeds.  On October 3, 2008, we issued the remainder of the warrants to acquire up to 160,000,000 shares of our common stock to The Quercus Trust in exchange for $2.7 million in cash proceeds

Pursuant to the September 2008 SPA, the $3.5 million secured loan was amended to (1) extend the maturity date of the secured loan from October 2008 to March 2009 without the issuance of additional warrants or payment of interest, (2) reduce the borrowing base collateral requirement to 100% of the outstanding loan amount, and (3) eliminate the requirement that the Company make prepayments of the secured loan with the proceeds of California state solar rebates received by the Company (see Note 12).

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

The issuance of warrants pursuant to the September 2008 SPA caused the reset of the exercise and conversion prices applicable to certain warrants and convertible debentures exercisable for and convertible into shares of the Company’s common stock to $0.087 per share, and an adjustment to the number of shares of the Company’s common stock which these instruments are exercisable or convertible into.  The Company recorded interest expense of $19,832,000 due to the increase in fair value of warrants as a result of the reset of warrant exercise prices due to ratchet provisions in the original agreements which were impacted by the September 2008 SPA.   In addition, the number of shares into which outstanding debentures are convertible increased from approximately 42,000,000 to 241,379,000 in the aggregate, and the number of shares for which outstanding warrants are exercisable increased from approximately 76,000,000 to 676,509,000 in the aggregate, including warrants issued in lieu of cash interest in October 2008, based on the anti-dilution provision of the respective agreements.

4/30/2008 Note

On April 30, 2008, we entered into a loan and security agreement pursuant to which we issued a promissory note for a loan of up to $3,500,000.  In this report, we refer to that loan and security agreement as the “Loan Agreement” and the note issued thereunder as the “4/30/2008 Note”.  Pursuant to the Loan Agreement, we may borrow an amount equal to the lesser of 50% of our combined inventory, accounts receivable and cash balances, and 100% of our qualified accounts receivable (the “Borrowing Base”), up to a maximum of $3,500,000.  As of the date of this report, we have borrowed all $3,500,000.

Interest on the 4/30/2008 Note is payable in advance in warrants to acquire shares of the Company’s common stock at an exercise price of $0.506 per share.  The Company issued a total of 1,389,096 warrants based on the funding of the entire $3.5 million commitment in lieu of paying cash interest, as provided by the 4/30/08 Note.  The warrants have a seven-year term.  The Company issued 615,171 warrants, valued at approximately $139,500, on April 30, 2008 upon the receipt of the $1,550,000 described above.  On June 3 and June 10, 2008, the Company issued a total of 773,925 warrants, valued at approximately $175,500, based on the receipt of the additional $1,950,000 of funding pursuant to the 4/30/2008 Note.

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

Until we entered into the September 2008 SPA, we were required to make partial prepayments on the 4/30/2008 Note upon receipt of any rebates included in the accounts receivable portion of the collateral, and upon determination that the Borrowing Base is not satisfied at specified intervals during the term of the 4/30/2008 Note.  Through November 30, 2008, we borrowed a total of $3,500,000 under this facility and we made partial prepayments totaling $283,000.

Pursuant to the September 2008 SPA, the 4/30/2008 Note was amended to (1) extend the maturity date from October 2008 to March 2009, (2) reduce the Borrowing Base collateral requirement to 100% of the outstanding loan amount, and (3) eliminate the requirement that we make prepayments of the secured loan with the proceeds of California state solar rebates received by the us.  We paid a $200,000 fee in consideration for the amendment of the 4/30/2008 Note.  As there was no additional interest charged on the outstanding balance, we recorded a debt discount of $257,000 as a result of imputed interest.  We accounted for the transaction under the guidance provided in SFAS 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings, with no additional gain or loss on the transaction.

12/7/2007 Notes

On December 7, 2007, we entered into an amendment of the securities purchase agreement dated September 19, 2007 between us and an accredited investor.  Pursuant to this amendment, in exchange for an aggregate purchase price of $1,000,000, we issued to the accredited investor (i) convertible notes in the aggregate principal amount of $1,000,000 and (ii) warrants to acquire up to 2,000,000 shares of the our common stock with an initial exercise price of $0.506 per share, subject to adjustment, including anti-dilution protection.  We refer to that note and that warrant as the “12/7/2007 Notes” and “12/7/2007 Warrants,” respectively, in this report. The transaction resulted in net proceeds to us of $913,000, which was used for the repayment of debt and general corporate and working capital purposes.

As discussed above under “September 2008 Financing,” in connection with the September 2008 Financing, certain terms of the 12/7/2007 Notes were amended.   In addition, the exercise price of the 12/7/2007 Warrants was reduced to $0.087 per share. Set forth below are certain material terms of the 12/7/2007 Notes, as amended:

Maturity Date:	December 7, 2010

Acceleration:
The maturity date may be accelerated at the option of holder if (i) a trigger event (as defined in the 12/7/2007 Notes) has occurred and is continuing, and (ii) through the date that is 10 business days after the consummation of a change of control in the event that a change of control is publicly announced.

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

Restrictive Covenants:
Without the consent of the holders of a majority of the principal amount of the 12/7/2007 Notes and the 9/19/2007 Note, we may not take any action that (i) results in the redemption or repurchase of any stock, (ii) results in any merger or other corporate reorganization that results in a change in control or results in the sale of all or substantially all of our assets, (iii) authorizes indebtedness in excess of $500,000, (iv) changes our business in any material respect or (v) involves any transaction or compensation arrangements with our officers or directors.

In connection with the 12/7/2007 Notes and 12/7/2007 Warrants, we recorded debt discount in the aggregate amount of $487,500 in accordance with EITF 98-05,  Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios  and EITF 00-27,  Application of Issue No. 98-05 to Certain Convertible Instruments.   As a result of the debt discounts recorded in connection with the 12/7/2007 Notes, the effective interest rate on the date of issuance was estimated to be approximately 22%.  As a result of the September 2008 SPA and corresponding reduction in conversion price from $0.50 to $0.087, we recorded an additional debt discount $512,000 related to the increase in intrinsic value of the beneficial conversion feature raising the effective interest rate to 111%.  Additionally, we recognized interest expense of $552,000 related to the increase in the fair value of the detachable warrants due to the reduction in exercise price from $0.506 to $0.087.

We had not made the interest payments due on the 12/7/2007 Notes on the following dates: January 1, 2008 and April 1, 2008.  The total past due interest owed through March 31, 2008 was approximately $19,000.  We amended the 12/7/2007 Notes effective as of April 17, 2008, which is more fully described below under “9/19/2007 Note.”  In connection with this amendment, we issued warrants to acquire a total of 89,334 shares of our common stock with an exercise price of $0.506 per share to the holders of the 12/7/2007 Notes in lieu of accrued and unpaid interest that was in arrearage (44,667 of such warrants were issued on August 29, 2008).  The other terms of such warrants are substantially the same as the warrants issued to the holders of the 12/7/2007 Note.

On October 7, 2008, we issued warrants to the holders of our 12/7/2007 Notes to acquire a total of 748,000 shares of our common stock at a purchase price of $0.02 per share as payment of accrued and unpaid interest at June 30, 2008 of approximately $14,960. The warrants have an exercise price equal to $0.067 per share and a term of three years.  The issuance of warrants at a purchase price of $0.02 per share, in accordance with the September 2008 SPA, was below fair value.  As a result, we recognized additional interest expense in the amount of $88,000 due to the additional number of shares issued at $0.02 compared to the number of shares that would have been issued at fair value (a difference of 639,000 shares).

On October 15, 2008, we issued warrants to the holders of our 12/7/2007 Notes to acquire a total of 756,200 shares of our common stock at a purchase price of $0.02 per share as payment of accrued and unpaid interest at June 30, 2008 of approximately $15,124.  The warrants have an exercise price equal to $0.067 per share and a term of three years.  The issuance of warrants at a purchase price of $0.02 per share, in accordance with the September 2008 SPA, was below fair value.  As a result, we recognized additional interest expense in the amount of $21,000 due to the additional number of shares issued at $0.02 compared to the number of shares that would have been issued at fair value (a difference of 443,000 shares).

9/19/2007 Note

On September 19, 2007, in exchange for an aggregate purchase price of $20,000,000, we issued to an accredited investor (i) a convertible note in the principal amount of $20,000,000, and (ii) a warrant to acquire up to 40,000,000 shares of our common stock at an exercise price of $0.506, subject to adjustment, including anti-dilution protection, exercisable for a term of seven years.  We may refer to that note and that warrant as the “9/19/2007 Note” and “9/19/2007 Warrant”, respectively, in this report.

The terms of the 9/19/2007 Note, as amended, are substantially similar to the 12/7/2007 Notes, as amended, except that the maturity date is September 19, 2010.  In addition, similar to the 12/7/2007 Warrants, the exercise price of the 9/19/2007 Warrant was reduced to $0.087 per share.

On April 17, 2008, we issued warrants to acquire a total of 3,003,390 shares of our common stock with an exercise price of $0.506 per share to the holder of our 9/19/2007 Note in lieu of accrued and unpaid interest that was in arrearage.  The other terms of such warrants are substantially the same as the 9/19/07 Warrants.

In connection with the 9/17/2007 Note and 9/17/2007 Warrant, we recorded debt discount in the aggregate amount of $16,910,000 in accordance with EITF 98-05,  Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios  and EITF 00-27,  Application of Issue No. 98-05 to Certain Convertible Instruments .  As a result of the debt discounts recorded in connection with the 9/17/2007 Note, the effective interest rate on the date of issuance was estimated to be approximately 64%.  As a result of the September 2008 SPA and corresponding reduction in conversion price from $0.50 to $0.087, we recorded an additional debt discount $3,090,000 related to the increase in intrinsic value of the beneficial conversion feature raising the effective interest rate to 106%.  Additionally, we recognized interest expense of $11,030,000 related to the increase in the fair value of the detachable warrants due to the reduction in exercise price from $0.506 to $0.087.

On October 15, 2008, we issued warrants to the holders of our 9/19/2007 Notes to acquire a total of 15,123,300 shares of our common stock at a purchase price of $0.02 per share as payment of accrued and unpaid interest at June 30, 2008 of approximately $302,466. The warrants have an exercise price equal to $0.067 per share and a term of three years.  The issuance of warrants at a purchase price of $0.02 per share, in accordance with the September 2008 SPA, was below fair value.  As a result, we recognized additional interest expense in the amount of $428,000 due to the additional number of shares issued at $0.02 compared to the number of shares that would have been issued at fair value (a difference of 8,859,000 shares).

Payroll Withholding Taxes

As discussed in “Note 14–Other Accrued Liabilities” to our financial statements included in Item 1 of this report, during the fiscal years ended May 31, 2006 and 2007, we did not withhold for or pay federal or state employment or income taxes associated with the vesting dates for restricted stock set forth in certain officers’ and employees’ employment agreements, or associated with the grants of shares to officers and employees during their employment periods for consulting and/or director services.  We also did not withhold or pay employment or income taxes for shares of common stock issued to a non-executive employee during the fiscal year ended May 31, 2006, and another employee during the fiscal year ended May 31, 2007.

In January 2008, we paid a portion of past-due taxes related to these restricted stock grants, as well as related estimated interest and penalties associated with previously unpaid taxes.  Total accrued liabilities at May 31, 2008 associated with the employees’ and employer’s combined portion of required withholding, which is an obligation of our company to the extent not satisfied by the employees, were $190,000.  In November 2008, we paid $316,000 to satisfy our May 31, 2008 balance and all remaining past-due taxes, interest and penalties.

Amounts due from related parties as of May 31, 2008 of $397,000 consist of estimated balances owed by certain officers and other employees to us for income tax withholding in connection with previously issued restricted stock grants (see Note 9).  As of November 30, 2008, amounts previously owed by officers had been repaid, and the remaining balance due from one employee was converted into a note receivable.  Pursuant to the terms of the note, principal and accrued interest is due and payable by September 18, 2013, or earlier under the terms of the agreement.  The note bears interest at prime rate.

Significant Capital Expenditures

We anticipate that we will make limited capital expenditures over the next twelve months for leasehold improvements and tooling.

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

As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2008, the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that certain material weaknesses as described below existed in our internal controls over financial reporting. As a result of these material weaknesses, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of November 30, 2008.

Identified Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in disclosure controls and procedures, such that there is reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Based on work completed to date and information known to management, we concluded that our disclosure controls and procedures as of November 30, 2008 were not effective because of the following material weaknesses that have been identified in our internal controls over financial reporting:

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

Management’s Remediation Initiatives

We are in the process of attempting to remediate the above noted material weaknesses, but that remediation was not complete as of November 30, 2008.

As of November 30, 2008, we have re-engaged our third-party consultant and are in the process of establishing a timetable for completion of the Company’s design, implementation and testing of internal controls and procedures.  Our plans to remediate the identified material weaknesses include: developing action plans to complete the implementation of internal controls necessary to correct each such weakness; assessing the need to take additional actions including, but not limited, to the following: evaluate accounting and control systems to identify opportunities for enhanced controls;  recruit and hire additional staff to provide greater segregation of duties;  evaluate the need for other employee changes; expand executive management’s ongoing communications regarding the importance of adherence to internal controls and company policies; and evaluate such other actions as our advisors may recommend. As of the date of filing, we have hired a controller to implement our remediation plans for the remainder of the fiscal year.

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

We expect to continue to need significant sources of cash to fund our operations during fiscal 2009.  Thus, additional equity or debt financing will need to be raised in the near future to implement our business strategy.  If we raise additional funds by selling additional shares of our capital stock, or securities convertible into or exercisable for shares of our capital stock, the ownership interest of our stockholders may be diluted.  It is likely that any financing will result in substantial dilution to our existing stockholders.  For example, the September 2008 financing discussed in “—Overview—Recent Developments—September 2008 Financing” in Item 2 of Part I this report and “Note 19—Stockholders Equity” to our financial statements included in Item 1 Item 2 of Part I of this report, may result in substantial dilution to existing stockholders.

Our auditors have expressed substantial doubt regarding our ability to continue as a going concern.

As of the date of our most recent audit, which included the fiscal years ended May 31, 2008 and May 31, 2007, we had not generated sufficient revenues to meet our cash flow needs.  As a result, our auditors have expressed substantial doubt about our ability to continue as a going concern.  Although we have generated revenue, we are still operating at a net loss, and may continue to incur losses for a period of time.  We incurred net losses of $19.1 million for the three months ended November 30, 2008 and $34.9 million for the year ended May 31, 2008.  We cannot assure you that we will be able to obtain sufficient funds from our operating or financing activities to support our continued operations.  If we cannot continue as a going concern, we may need to substantially revise our business plan or cease operations, which may reduce or negate the value of your investment.

There are a large number of shares underlying our convertible debentures and warrants that may be available for future sale.  Our existing stockholders may experience immediate and substantial dilution resulting from the issuance of these shares and the sale of these shares may depress the future market price of our common stock.

As of January 14, 2009 and as a result of entering into the September 2008 SPA with The Quercus Trust (Note 19 — to our financial statements), we had (i) 123,148,263 shares of common stock issued and outstanding; (ii) debentures outstanding that are convertible into approximately 241,379,000 additional shares of common stock; and (iii) warrants outstanding to purchase up to approximately 676,509,000 additional shares of our common stock.  The number of shares of common stock issuable upon conversion or exercise of the foregoing securities may increase if we issue shares of common stock or securities convertible into common stock at an effective price per share less than the conversion and/or exercise prices of the foregoing securities.  If and when our outstanding debentures, notes and warrants are converted or exercised for shares of our common stock, our existing stockholders will be diluted.  In addition, the sale of a significant number of such shares of common stock may depress the market price of our common stock.

We have licensed our tile and membrane products to an affiliate of Suntech, and our generation of royalties from the sale of these products will depend on the performance of Suntech.

We recently licensed the manufacture and distribution of both our residential solar roof tiles and our commercial roof membrane product to an affiliate of Suntech.   Pursuant to these license agreements, we are entitled to the receipt of royalty payments in respect of sales of these products by Suntech.  As such, we will not be generating direct sales and will be dependent upon the performance of Suntech to generate revenues from sales of these products.

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

If we are not able to provide voting rights for the holders of our Series B Convertible Notes by March 12, 2009, such holders of may be entitled to require us to redeem all or any portion of such notes.

Under the terms of the September 2008 SPA we entered into with The Quercus Trust, we are required to amend our articles of incorporation to provide voting rights to the holders of our Series B Convertible Notes by March 12, 2009.  At our annual stockholders meeting held in January 2009, we submitted a proposal to our stockholders to approve an amendment to our articles of incorporation to provide for such voting rights. Our stockholders did not approve that proposal.  We may seek to obtain such amendment at a later date, but if we are not successful, we may be in default under the terms of the September 2008 SPA and the holders of our Series B Convertible Notes may be entitled to require us to redeem all or any portion of such notes.  We may negotiate with the holders of the Series B Convertible Notes and The Quercus Trust to waive the voting right requirement, but we can give no assurance that we will be successful in this regard or that such waiver will be available on favorable terms.

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

We believe that our ability to compete depends in part on a number of factors outside of our control, including:

●	the ability of our competitors to hire, retain and motivate qualified technical personnel;
●	the ownership by competitors of proprietary tools to customize systems to address the needs of a particular customer;
●	the price at which others offer comparable services and equipment;
●	the extent of our competitors’ responsiveness to client needs; and
●	installation technology.

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

The market for solar power products is emerging and rapidly evolving, and its future success is uncertain. Many factors will influence the widespread adoption of solar power technology and demand for solar power products, including:

●	cost effectiveness of solar power technologies as compared with conventional and non-solar alternative energy technologies;
●	performance and reliability of solar power products as compared with conventional and non-solar alternative energy products;
●	capital expenditures by customers that tend to decrease if the U.S. economy slows; and
●	availability of government subsidies and incentives.

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

Item 2.                                                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In October 2008, we issued a total of 16,627,500 warrants to acquire shares of our common stock to the holders of our Series B Convertible Notes, in lieu of the payment of cash interest in the aggregate amount of $332,550.  These warrants were issued at a rate of $.02 per share, with an exercise price of $.067 per share.  These warrants contain a cashless exercise feature that first applies one year after issuance if the resale of the underlying shares is not covered by an effective registration statement.  These warrants have a term of three years and benefit from antidilution protection.  These securities were issued as restricted securities exempt from registration under Section 4(2) of the Securities Act and Regulation D thereunder.

Item 3.                                                  DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4.                                                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

Item 5.                                                  OTHER INFORMATION.

The information provided under “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds,” above, is incorporated herein by reference.

The information set forth under this Item 5 is furnished in lieu of disclosure on Form 8-K under Item 1.01 and 3.02.  The form of warrant is substantially the same as the September 2008 Warrant filed as Exhibit 4.2 to the Form 8-K filed with the SEC on September 18, 2008, except as described herein.

Item 6.                                                  EXHIBITS.

See the exhibit index immediately following signature page to this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPEN ENERGY CORPORATION

/s/ Aidan H. Shields
Date: January 15, 2009	Aidan H. Shields, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

4.1	Securities Purchase Agreement, dated September 12, 2008, by and between Open Energy Corporation and The Quercus Trust (1)
4.2	Form of Warrant, dated September 18, 2008, issued by Open Energy Corporation to The Quercus Trust (2)
10.1	Forbearance and Repayment Agreement dated September 12, 2008 by and between the Open Energy Corporation and Suntech America, Inc. (1)
10.2#	Letter Agreement dated September 18, 2008 between Open Energy Corporation and David P. Saltman (3)
10.3#	Form of retention agreement dated September 18, 2008 between Open Energy Corporation and each of David Field, Aidan H. Shields, Christopher S. Gopal and Dalton W. Sprinkle (3)
10.4*
Manufacturing and License Agreement between Open Energy Corporation and Wuxi Suntech Power Co., Ltd., dated as of November 25, 2008 (Tile Product) (Confidential treatment has been requested with respect to certain portions of this exhibit.  Omitted portions have been filed separately with the Securities and Exchange Commission.)

10.5*
Manufacturing and License Agreement between Open Energy Corporation and Wuxi Suntech Power Co., Ltd., dated as of December 17, 2008 (Membrane Product) (Confidential treatment has been requested with respect to certain portions of this exhibit.  Omitted portions have been filed separately with the Securities and Exchange Commission.)

31.1*	Certification of Principal Executive Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification pursuant to 18 U.S.C. § 1350 by Chief Executive Officer
32.2*	Certification pursuant to 18 U.S.C. § 1350 by Chief Financial Officer
____________________
*	Filed herewith.
#	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the registrant’s Form 10-K for the year ended May 31, 2008.
(2)	Incorporated by reference to the registrant's Form 8-K filed with the SEC on September 18, 2008.
(3)	Incorporated by reference to the registrant's Form 10-Q for the quarter ended August 31, 2008.