Form 10-Q
period 2009-02-28
APPLIED SOLAR, INC.
filed 2009-04-20
CIK 1176193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2009

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to ____________

Commission file number 000-50450

APPLIED SOLAR, INC.
(Name of small business issuer in its charter)

Nevada	98-0370750
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3560 Dunhill Street San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

(858) 909-4080
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

As of April 9, 2009, 134,642,515 shares of the issuer’s common stock, par value $0.001 per share, were outstanding, the only class of common equity.

Applied Solar, Inc.

Form 10-Q

For the quarterly period ended February 28, 2009

Table of Contents

		Page

FORWARD LOOKING STATEMENTS		(i)

PART I —FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS	1

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	30

Item 4.	CONTROLS AND PROCEDURES	30

PART II —OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Item 1A.	RISK FACTORS	31

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	34

Item 3.	DEFAULTS UPON SENIOR SECURITIES	34

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	34

Item 5.	OTHER INFORMATION	35

Item 6.	EXHIBITS	37

SIGNATURES		38

FORWARD LOOKING STATEMENTS

In this report, unless the context indicates otherwise, the terms “Applied Solar, Inc.,” “ Company,” “ we,” “ us,” and “ our” refer to Applied Solar, Inc., a Nevada corporation, and its subsidiaries.

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

In some cases, you can identify forward looking statements by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “ believe, “ “ anticipate, “ “estimate,” “predict,” “potential,” or the negative of these terms.  These terms and similar expressions are intended to identify forward-looking statements.  Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected.  The forward-looking statements in this report are based upon management’s current expectations and beliefs, which management believes are reasonable.  These statements represent our estimates and assumptions only as of the date of this Report.  In addition, we cannot assess the impact of each factor on our business or the extent to which any factor or combination of factors, or factors we are aware of, may cause actual results to differ materially from those contained in any forward looking statements.  You are cautioned not to place undue reliance on any forward-looking statement.  These forward-looking statements reflect our expectations as of the date of this report.  Except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including:

•	significant uncertainties inherent in the renewable energy industry;
•
intense and increasing competition from other “clean” renewable energy companies and conventional fossil fuel based energy companies that may be able to deliver clean energy and fossil fuel based energy at lower costs than us;

•	new competitors are likely to emerge and new technologies may further increase competition;
•	our operating costs may increase beyond our current expectations and we may be unable to fully implement our current business plan;
•	our ability to obtain needed financing;
•	our ability to commercialize our Solar Communities initiative and new products under development or recently introduced;
•	the performance of our licensing partners;
•	our ability to successfully obtain a diverse customer base;
•	our ability to protect our intellectual property through patents, trademarks, trade secrets, copyrights and confidentiality agreements;
•	our ability to attract and retain a qualified employee base including our ability to achieve specified milestones upon which the vesting of certain options granted to management are dependent;
•	our ability to respond to new developments in technology and new applications of existing technology before our competitors;
•	the uncertainties related to our acquisitions, business combinations, strategic partnerships, divestures, and other significant transactions;
•	our ability to maintain and execute a successful business strategy; and
•	we may face other risks described from time to time in periodic and current reports we file with the United States Securities and Exchange Commission, or the “SEC.”

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

i

PART I—FINANCIAL INFORMATION

Item 1.   Financial Statements.

 APPLIED SOLAR, INC.
 CONDENSED CONSOLIDATED BALANCE SHEETS
 (In thousands, except share data)

	February 28, 2009	May 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$870	$327
Receivable, net	1,145	3,834
Inventories, net	—	2,221
Deferred charges	161	2,617
Prepaid expenses and other current assets	212	367
Total current assets	2,388	9,366

Fixed assets, net	313	757
Due from related parties	—	397
Deferred financing costs, net	1,067	1,644
Acquired technology rights and intangible assets, net	3,576	4,196
Goodwill	10,221	10,221
Total assets	$17,565	$26,581

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$1,261	$5,283
Other accrued liabilities	4,151	4,596
Current portion of notes payable – related party	3,164	1,578
Current portion of notes payable	1,712	5
Deferred revenue	161	2,700
Total current liabilities	10,449	14,162

Long-term portion of convertible notes payable – related party, net	4,137	4,781
Long-term portion of convertible notes payable, net	77	570
Deferred tax liability	4,327	3,943
Total liabilities	18,990	23,456

Commitments and contingencies

Stockholders’ (deficit)equity:
Common stock, $0.001 par value; 3,000,000,000 and 1,125,000,000 shares authorized; 128,895,389 and 127,952,400 shares issued and outstanding at February 28, 2009 and May 31, 2008, respectively	129	128
Additional paid—in capital	124,614	90,385
Accumulated deficit	(126,168)	(87,388)
Total stockholders’ (deficit)equity	(1,425)	3,125

Total liabilities and stockholders’ (deficit)equity	$17,565	$26,581

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

APPLIED SOLAR, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (In thousands, except per share data)
 (Unaudited)

	Three Months Ended February 28,	Three Months Ended February 29	Nine Months Ended February 28,	Nine Months Ended February 29,
	2009	2008	2009	2008
Revenues, net	$1,293	$2,746	$$3,719	$5,619
Cost of sales	1,414	4,438	5,452	9,664
Gross profit (loss)	(121)	(1,692)	(1,733)	(4,045)

Operating expenses:
Selling, general and administrative	2,605	4,663	12,218	14,653
Research and development	261	58	319	223
Restructuring cost	180	722	180	722
Total operating expenses	3,046	5,443	12,717	15,598

Loss from operations	(3,167)	(7,135)	(14,450)	(19,643)

Other income (expense):
Interest income	11	156	18	294
Interest expense	(2,127)	(2,704)	(25,638)	(10,804)
Other income (expense)	431	168	322	214
Gain (loss) on foreign exchange	6	—	8	(69)
Total other expense	(1,679)	(2,380)	(25,290)	(10,365)

Loss before income tax benefit	(4,846)	(9,515)	(39,740)	(30,008)
Income tax benefit	490	581	960	1,781
Net loss	$(4,356)	$(8,934)	$(38,780)	$(28,227)

Net loss per share – basic and diluted	$(0.03)	$(0.07)	$(0.31)	$(0.24)

Weighted average shares outstanding - basic and diluted	125,064	124,907	126,490	119,544

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

APPLIED SOLAR,  INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)
(Unaudited)
	Nine Months Ended February 28,	Nine Months Ended February 29,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(38,780)	$(28,227)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	789	744
Interest from amortization of warrants and beneficial conversion feature, net of tax	2,965	7,926
Amortization of deferred financing costs	577	633
Amortization of original issue discount	—	1,154
Warrants issued in lieu of cash interest	1,430	—
Imputed interest on note payable	204	—
Non-cash interest recorded in connection with warrant repricing	19,832	—
Stock based compensation	5,607	7,840
Decrease (increase) in allowance for doubtful accounts	195	332
Increase (decrease) in inventory reserves	(333)	(1,131)
Loss on disposition of fix of assets	—	148
Impairment of fixed assets	230	—
Deferred taxes	(1,021)	(1,781)
Change in operating assets and liabilities:
Accounts receivable	2,792	(3,246)
Due from related parties	100	1,649
Inventories	2,554	(601)
Deferred charges	2,457	(1,136)
Other current assets	155	136
Accounts payable	(1,152)	2,189
Other accrued liabilities	(106)	52
Deferred revenue	(2,541)	150
Net cash used in operating activities	(4,046)	(13,169)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of assets	51	—
Purchases of property and equipment	(4)	(76)
Net cash provided by (used in) investing activities	47	(76)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	1,950	950
Proceeds from issuance of convertible debt	—	22,000
Proceeds from sale of warrants	4,406	—
Payment of fees related to sale of warrants	(311)	—
Payments on notes payable	(1,503)	(4,346)
Payment of debt issuance costs	—	(1,806)
Net cash provided by financing activities	4,542	16,798

Net increase in cash and cash equivalents	543	3,553

Cash and cash equivalents at beginning of period	327	319

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$870	$3,872

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 1. Summary of Significant Accounting Policies

Organization and Business Activity

Effective January 16, 2009, Open Energy Corporation, a Nevada corporation ("we," "us, "our, or the "Company") changed its name from Open Energy Corporation to Applied Solar, Inc. Applied Solar, Inc., a Nevada Corporation, formerly Open Energy Corporation, is a next-generation solar energy company.  We develop, commercialize and license clean energy solutions, innovative solar products and energy management applications.  Shares of our common stock currently trade on the OTC Bulletin Board under the symbol “APSO.OB”.

 Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. The consolidated balance sheet as of February 28, 2009, consolidated statements of operations for the three and nine months ended February 28, 2009 and February 29, 2008 and the consolidated statements of cash flows for the nine months ended February 28, 2009 and February 29, 2008 are unaudited, but include all adjustments which in the opinion of management are considered necessary to make the financial statements not misleading. The results of operations for the three and nine months ended February 28, 2009 shown herein are not necessarily indicative of the results that may be expected for the year ending May 31, 2009.

We have used approximately $4.0 million in net cash in the nine months ended February 28, 2009 in operating activities.  In addition, we have an accumulated deficit of $126.2 million as of February 28, 2009. Based on our current operating plan, our working capital is not sufficient to meet the cash requirements to fund our planned operating expenses, capital expenditures, and working capital requirements through May 31, 2009, and beyond, without additional sources of cash or substantially reducing and eliminating planned expenditures related to executing our current business plan. We continue to consider a range of financing alternatives. We plan to address the expected shortfall of working capital by raising cash through a combination of debt and equity. If we are unsuccessful in raising sufficient additional capital, we will have to defer, reduce, or eliminate certain planned expenditures. We can not provide any assurance that we will be able to obtain any sources of financing on acceptable terms, or at all. If we cannot obtain sufficient additional financing in the short-term, we will be forced to restructure or significantly curtail our operations, file for bankruptcy or cease operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be forced to take any such actions.  The basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business.

For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2008 filed with the Securities and Exchange Commission on September 15, 2008.

Basis of Consolidation

These consolidated financial statements and the accompanying notes relate to Applied Solar and our consolidated subsidiaries which include the following. Intercompany transactions and balances were eliminated in consolidation.

Entity	Purchased	Status
Solar Roofing Systems, Inc. (“SRS”)	March 2006	Consolidated
Connect Renewable Energy, Inc. (“CRE”)	April 2006	Consolidated
WaterEye Corporation (“WaterEye”)	December 2006	Sold assets December 13, 2008

Reclassification

We have reclassified prior periods to conform to the current period financial statement presentation.  In the quarter ended November 30, 2008, we determined that The Quercus Trust had gained a significant influence and level of control of us that under Statement of Financial Accounting Standards (“SFAS”) No. 57, "Related Party Disclosures", we reclassified prior period transactions with The Quercus Trust as related party transactions.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and revenues and related disclosures at the date of the financial statements, and the amounts of revenues and expenses reported during the period. We regularly evaluate estimates and assumptions related to:

▪	our ability to operate as a going concern;

▪	allowances for doubtful accounts;

▪	sales returns and allowances, warranty and inventory reserves;

▪	the fair value of warrants and conversion rights, stock-based compensation expense;

▪	goodwill and purchased intangible asset valuations; and

▪	strategic investments and other loss contingencies.

We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Revenue Recognition

We generate revenue through product sales from third parties. We recognize revenue only after all of the following criteria are met: i) there is persuasive evidence of an arrangement, ii) delivery has occurred or services have been rendered, iii) the price is fixed and determinable, iv) collectability is reasonably assured, and v) both the title and the risks and rewards of ownership are transferred to a third party. In addition, we apply the prescribed methodology in EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” (“EITF 00-21”) to evaluate revenue arrangements to determine if it involves more than one deliverable and, if so, how the arrangement’s consideration should be measured and allocated to revenue.

Product sales

We historically sold our commercial products under various sales programs.  We do not perform any installation of solar products.  Revenue from product sales is recognized when we receive a purchase order, have shipped the product and title has passed to the customer (f.o.b. shipping point in the United States or Delivery Duty Paid at the customer’s site) and collection is reasonably assured. In transactions where a right-of-return exists, we defer revenue recognition until the customer has accepted the product and the right-of-return period has lapsed.

We historically sold and installed certain water monitoring systems and recognized the subscription revenue consistent with the requirements of AICPA Statement of Position (SOP) 97-2, “Software Revenue Recognition”.  We do not expect any material water monitoring revenue in the future as we sold these assets in the quarter ended February 28, 2009.

Deferred Revenue and Deferred Charges - Sales Subject to State Rebates

We historically recorded deferred revenue in connection with sales to customers of solar products that qualify for state rebates assigned to us by the end users.  We invoice our distributors net of the anticipated end users rebate and we assume the responsibility for collection of the rebate.  This rebate process involves accumulating and submitting information to state agencies in order for them to approve the rebate.  Due to the uncertainty relating to the collection of the rebates, we defer revenue recognition of any state rebate revenue and record it as deferred revenue.  After the rebate claim has been reviewed and submitted to the appropriate state agency, we then recognize the deferred revenue and the associated deferred costs.  Cost of sales related to revenue that has been deferred in connection with rebate collection process is recorded as deferred charges in the balance sheet as a current asset.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash on deposit and money market accounts that are readily convertible into cash.

Fair Value of Financial Instruments

Cash, accounts receivable and accounts payable are stated at their respective carrying values, which approximate their fair values. The carrying value of notes payable approximates their estimated fair values as these obligations bear interest at rates which approximate current market rates. We have no financial instruments recorded as of February 28, 2009 or May 31, 2008 which require separate fair value measurement disclosures pursuant to Statement of Financial Accounting Standards (“SFAS”) No.157.

Concentration of Credit Risk

The financial instruments that potentially subject us to concentrations of credit risk consist principally of cash investments in United State financial institutions used for working capital.  Our accounts at these financial institutions are secured by the Federal Deposit Insurance Corporation for up to $100,000, which has been temporarily increased to $250,000 through December 31, 2009.  At times, our balances exceed federally insured limits.  We have not experienced any losses in such accounts and we believe that we are not exposed to any significant credit risk with respect to our cash and cash equivalents.

Accounts Receivable

We record our accounts receivable at the face amounts less an allowance for doubtful accounts.  On a periodic basis, we evaluate our accounts receivable to establish an allowance for doubtful accounts.  This allowance for doubtful accounts is based on a combination of specific customer circumstances and credit conditions and historical information.   When determining accounting receivable write-offs we evaluate items on an individual basis.

Inventories

Inventories are stated at the lower of cost or market. Inventories include materials, labor, and overhead costs. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess, obsolete or impaired balances. Factors influencing these adjustments include decline in demand, technological changes, product life cycle and development plans, component cost trends, product pricing, physical deterioration and quality issues.

As we record provisions within cost of sales to increase inventory valuation reserves, we establish a new, lower cost basis for the inventory. We do not increase this new cost basis for subsequent changes in facts or circumstances. Once we establish a reserve for an inventory item, we only relieve the reserve upon the subsequent use or disposal of the item.

Warranty Reserves

It is customary in our business and industry to guarantee the performance of PV roofing products at certain levels of conversion efficiency for extended periods, often as long as 25 years.  It is also customary to guarantee the functionality of inverters and other systems for 10 years.

We record warranty reserves based on an estimated percentage of revenues upon shipment of products to customers. Reserves are established as a component of cost of sales to cover the potential liability that could arise from guaranteeing the performance of our solar products and certain components up to 25 years.  Our potential liability is generally in the form of product replacement.  As necessary, our warranty reserve will also include specific accruals for known product issues.

Property and Equipment

Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, generally ranging from three to seven years.  Leasehold improvements are amortized over the lesser of the lease term or useful life of the asset.  Expenditures for ordinary repairs and maintenance are expensed as incurred while major additions and improvements are capitalized.

Goodwill and Purchased Intangible Assets

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we do not amortize goodwill or intangible assets with indefinite useful lives, and we test goodwill for impairment on an annual basis in the fourth quarter, or more frequently if we believe indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. We then determine the fair value of the reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. We make significant assumptions estimating the fair value of our reporting units.  If these estimates or related assumptions change in the future, we may be required to record an impairment charge.

Intangible assets with finite lives are amortized over their estimated useful lives, which range from five to ten years. Intangible assets are reviewed for impairment whenever events or circumstances indicate impairment might exist in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”.  The projected undiscounted net cash flows expected to be derived from the use of those assets are compared to the respective net carrying amounts to determine whether any impairment exists.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

We consider the following factors during our review of potential impairment of intangible assets:

•	significant underperformance of the intangible assets relative to historical or projected future operating results;

•	significant changes in the manner of use of the acquired assets or business strategy; and

•	significant negative industry or economic trends.

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

Adoption of FIN No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109”

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109,” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

We adopted the provisions of FIN 48 on June 1, 2007. There are no unrecognized tax benefits as of the date of adoption. As a result of the implementation of FIN 48, we recognized no decrease in deferred tax assets or in the valuation allowance. There are no unrecognized tax benefits included in the balance sheet that would, if recognized, affect the effective tax rate.

Derivative Financial Instruments

We account for derivative instruments in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and its related interpretations, and SFAS No. 138, “Accounting for Certain Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”.  SFAS No. 133 and SFAS No. 138 establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities.

We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risk.  Terms of convertible debt and equity instruments are reviewed to determine whether or not they contain embedded derivative instruments that are required under SFAS No. 133 to be accounted for separately from the host contract, and recorded on the balance sheet at fair value.  The fair value of derivative liabilities is required to be revalued at each reporting date, with the corresponding changes in fair value recorded in current period operating results.

The freestanding warrants issued by us in connection with the issuance or sale of debt and equity instruments are considered to be derivative instruments, and are evaluated and accounted for in accordance with the provisions of the Emerging Issues Task Force Issue (“EITF”) No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 00-19”).  We used the prescribed methodology pursuant to EITF No. 00-19 to determine whether the fair value of the warrants we issue are required to be classified as equity or as a derivative liability.

Debt Discounts Related to Beneficial Conversion and Warrant Valuation

As prescribed by EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (“EITF No. 98-5”) and EITF No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF No. 00-27”), we bifurcate the debt discounts in connection with a beneficial conversion feature related to the issuance of convertible debt instruments with conversion features at fixed rates that are in-the-money when issued and the fair value of warrants issued in connection with those instruments. The beneficial conversion feature of a convertible debt instrument is measured by allocating a portion of the proceeds to the issued warrants based on the fair value calculation.  This portion of the proceeds reduces the carrying amount of the convertible instrument. The discounts recorded in connection with the beneficial conversion feature and warrant valuation are accreted as non-cash interest expense over the term of the convertible debt instrument.

Stock-Based Compensation

Under SFAS 123R, we are required to measure the compensation cost for all stock awards at fair value on the date of grant and recognize the associated compensation expense over the service period for the awards that are expected to vest. The fair value of restricted stock is determined on the date of grant, based on the number of shares granted and the quoted price of our common stock. To determine the fair value of stock option awards, SFAS 123R requires companies to use an option-pricing model. We determined the fair value of our stock option grants using the Black-Scholes valuation model, which is consistent with the valuation techniques utilized for our stock option footnote disclosures required under SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”). The associated fair value of the awards is recognized as an expense over the service period, net of estimated forfeitures. The estimation of stock awards that will ultimately vest requires significant judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period the estimates are revised. When estimating expected forfeitures we consider the type of awards and our historical experience. Actual results, and future changes in estimates, may differ substantially from our current estimates.

Basic and Diluted Net Loss per Share

We used the prescribed methodology in SFAS No. 128, “Earnings Per Share,” to compute our net income (loss) per share. Basic per share data is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted per share data is computed by dividing net income (loss) available to the common stockholders by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would have been outstanding if potential common shares had been issued using the treasury stock method.

Due to our net losses, we have excluded all potentially dilutive securities from the calculation of diluted loss per share attributable to common stockholders during the nine months ended February 28, 2009 and February 29, 2008, as their effect would be anti-dilutive. The number of shares of common stock underlying potentially dilutive securities are as follows:

	Nine months ending
	February 28, 2009	February 29, 2008
Convertible notes	235,632,184	48,000,000
Stock options	32,155,405	17,905,720
Warrants	692,388,890	70,877,010
	960,176,479	136,782,730

Segment Reporting

We have determined that we operate in one operating segment. Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly in deciding how to allocate resources and in assessing performance.  Our chief operating decision maker assesses the Company’s performance, and allocates its resources as a single operating segment.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ request for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair valued measurements on earnings. SFAS No. 157 applies whenever standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2007.

We adopted SFAS No. 157 for financial assets and liabilities measured at fair value effective June 1, 2008. There was no financial statement impact as a result of adoption. In accordance with the guidance of FASB Staff Position No. 157-2, we have postponed adoption of the standard for non-financial assets and liabilities that are measured at fair value on a non-recurring basis, until the fiscal year beginning after November 15, 2008. We do not anticipate adoption will have a material impact on our consolidated financial position, results of operations or liquidity.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. Under SFAS No. 159, a company may elect to use fair value to measure accounts and loans receivable, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred (e.g., debt issue costs). The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS No. 159, changes in fair value are recognized in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.We adopted SFAS No. 159 as of June 1, 2008, upon adoption, we did not elect the fair value option for any of the eligible financial instruments, and as such, the adoption SFAS did not have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R changes how a reporting enterprise accounts for the acquisition of a business. SFAS No. 141R requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and applies to a wider range of transactions or events. SFAS No. 141R is effective for fiscal years beginning on or after December 15, 2008 and early adoption and retrospective application is prohibited.  We do not expect the adoption of SFAS 141R will have any material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements: an Amendment to ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, it requires the recognition of a noncontrolling interest as equity in the consolidated financial statements which will be separate from the parent’s equity. SFAS No. 160 is effective for fiscal years and interim periods in those fiscal years beginning on or after December 15, 2008 and early adoption is prohibited. We do not expect the adoption of SFAS No. 160 will have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures regarding derivatives and hedging activities, including: (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) the effect of derivative instruments and related hedged items on an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not expect the adoption of SFAS 161 will have a material impact on our consolidated financial statements.

In May 2008, FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”) which significantly impacts the accounting for convertible debt. FSP APB 14-1 requires cash settled convertible debt to be separated into debt and equity components at issuance and a value to be assigned to each. The value assigned to the debt component would be the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. The difference between the bond cash proceeds and this estimated fair value would be recorded as a debt discount and amortized to interest expense over the expected life of the bond. Although FSP APB 14-1 has no impact on a company’s actual past or future cash flows, it requires a company to record a significant amount of non-cash interest expense as the debt discount is amortized. As a result, there could be a material adverse impact on the results of operations and earnings (loss) per share. In addition, if a company’s convertible debt is redeemed or converted prior to maturity, any unamortized debt discount would result in a loss on extinguishment. FSP APB 14-1 will become effective for fiscal years beginning after December 15, 2008, and early adoption is not permitted. The adoption will require retrospective application. We are currently evaluating the impact of this standard on the results of operations, but we expect the adoption of FSP APB 14-1 may result in recording a material amount of additional non-cash interest expense related to the amortization of debt discount. In addition, in the event of conversion or redemption prior to maturity of our convertible debt we may need to record a gain or loss on extinguishment.

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles.” (“SFAS No. 162”) SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. SFAS No. 162 is effective 60 days following the Security and Exchange Commission (“SEC’s”) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We are currently evaluating the impact of SFAS No. 162.

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. Paragraph 11(a) of SFAS No. 133 - specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company's own stock and (b) classified in stockholders' equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer's own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. The Company has certain outstanding warrants to purchase common stock and conversion features embedded in convertible debt instruments that have been preliminarily evaluated as ineligible for equity classification under EITF 07-5 because of certain provisions that may result in an adjustment to the respective exercise or conversion price of those instruments. Accordingly, the adjustment feature may cause these instruments to fail to be indexed solely to the Company’s stock. Accordingly, the warrants and embedded conversion features would therefore be classified as liabilities and re-measured at fair value at each reporting period, with changes in the fair value recognized in operating results.

We are currently assessing the potentially material impact both on our disclosures and consolidated financial position and results of operations.

2. Restatement

During the quarter ended November 30, 2008, we recorded an adjustment related to the modification of terms of certain previously issued stock grants and stock options. Upon further examination of its accounting methodology used to calculate the amount of the recorded adjustment, we determined that the methodology used was not in accordance with the share based payments modification provisions of SFAS 123R.  We intend to restate the financial statements for the three and six months ended November 30, 2008 to correct the previously recorded incorrect modification adjustment.  The effects of the correction of this error are reflected in the accompanying financial statements for the nine months ended February 28, 2009.

There is no net effect of this adjustment on the previously filed Consolidated Statement of Cash Flow for the three and six months ended November 30, 2008 since the required adjustment is to a non-cash expense.  Further, there is no net effect on the previously filed Consolidated Balance Sheet as of November 30, 2008 since the increase in accumulated deficit resulting from this adjustment is fully offset by an increase in additional paid in capital.  The effects of the pending restatement on the previously filed Consolidated Statement of Operations for the three and six months ended November 30, 2008 are shown below.

Restatement of Financial Statements for the Three and Six Months Ended November 30, 2008

Three Months Ended November 30, 2008 (in thousands, except per share data):
	As Originally Reported	Adjustments	As Restated

Selling general and administrative expenses	$(4,287)	$10,727	$6,440
Total operating expenses	$(4,249)	$10,727	$6,478
Loss before income tax benefit	$(19,374)	$10,727	$(30,101)
Net loss	$(19,136)	$10,727	$(29,863)
Net loss per share - basic and diluted	$(0.15)	$(0.09)	$(0.24)

Six Months Ended November 30, 2008 (in thousands, except per share data):
	As Originally Reported	Adjustments	As Restated

Selling general and administrative expenses	$(1,114)	$10,727	$9,613
Total operating expenses	$(1,056)	$10,727	$9,671
Loss before income tax benefit	$(24,167)	$10,727	$(34,894)
Net loss	$(23,697)	$10,727	$(34,424)
Net loss per share - basic and diluted	$(0.19)	$(0.08)	$(0.27)

3. Financial Statement Details

Receivables

Accounts receivable consisted of the following (in thousands) as of:

	February 28, 2009	May 31, 2008
	(Unaudited)
Assigned rebates	$1,009	$2,734
Trade accounts	266	1,332
Less: Allowance for doubtful accounts	(130)	(232)
Tot	$1,145	$3,834

Assigned rebates represent uncollected rebates from the California Energy Commission that have been assigned to us from our customers.

Fixed Assets

 Fixed assets consisted of the following (in thousands):

	Estimated Useful Life (in-years)	February 28, 2009	May 31, 2008
Computers and Networks	3	$290	$336
Machinery and Equipment	5-7	342	683
Furniture and fixtures	5-7	91	137
Leasehold improvement	(Lesser of lease term or useful life of the improvement)	—	13
Subtotal		723	1,169
Less: accumulated depreciation		(410)	(412)
Fixed assets, net		$313	$757

For the three and nine months ended February 28, 2009 and February 29, 2008, we recognized depreciation expense of $51,000 and $219,000, and $77,000 and $224,000, respectively.

Inventories

In the second quarter of fiscal year 2009, we transitioned our business strategy from manufacturing to licensing. Therefore, we determined the remaining inventory was obsolete and had no market value.

Inventories consisted of the following (in thousands) as of:

	February 28, 2009	May 31, 2008
	(Unaudited)
Raw materials	$278	$2,181
Work-in-process	—	—
Finished goods	74	724
Less reserves	(352)	(684)
Total	$—	$2,221

In conjunction with our shift in business strategy from manufacturing to licensing, we recorded an inventory valuation reserve of $723,000 in the three months ended November 30, 2008 to write down our remaining inventory to zero.  In the three months ended February 28, 2009, we disposed of certain inventory items and our reserve decreased to $352,000.

Deferred financing costs, net

Net deferred financing costs are comprised of the following (in thousands):

	February 28, 2009	May 31, 2008
Deferred financing costs	$2,159	$2,159
Accumulated amortization	(1,092)	(515)
Deferred financing costs, net	$1,067	$1,644

For the three and nine months ended February 28, 2009 and February 29, 2008, we recognized amortization expense of $259,000 and $577,000, and $266,000 and $633,000, respectively, related to deferred financing fees.

Intangible Assets

Intangible assets as of February 28, 2009 and May 31, 2008 consisted of the following (in thousands):

	Weighted average
	amortization period (years)	February 28, 2009	May 31, 2008
Amortized intangible assets:
Patented technologies	8.0	$5,628	$5,699
Customer relationships	8.0	462	462
Subtotal		6,090	6,161
Less: accumulated amortization		(2,624)	(2,075)
Total amortized intangibles		3,466	4,086

Indefinite - lived intangible assets:
Trademarks		110	110
Total Indefinite - lived intangibles		110	110

Intangible assets, net		$3,576	$4,196

Aggregate amortization expense for all intangible assets for the three and nine months ended February 28, 2009 and February 29, 2008 totaled $296,000 and $570,000, and $174,000 and $520,000, respectively.

Deferred revenue

Deferred revenue consisted of the following (in thousands):

	February 28, 2009	May 31, 2008
Rebate processing	$161	$2,617
Other	—	83

Total	$161	$2,700

Notes payable

September 2007 Note Related Party

The carrying value of September 2007 Note – Related Party was calculated as follows (in thousands):

	February 28, 2008	May 31, 2008
Face value of debentures (September 2007 Convertible Note)	$20,000	$20,000

Less unamortized debt discounts:
Beneficial conversion feature	(9,332)	(7,610)
Warrants	(6,531)	(7,609)
Debentures carrying value	4,137	4,781
Less current portion	—	—
Long-term portion convertible notes	$4,137	$4,781

In September 2007, we issued a convertible note (“September 2007 Note”), to The Quercus Trust, with a principal amount of $20.0 million and a warrant to acquire up to 40.0 million shares of common stock.  Initially the September 2007 Note was convertible at the option of the holders into common stock at a price of $0.50 per share.  The maturity date of the September 2007 Note is on September 19, 2010 and interest accrues at a rate of 6.0% per annum payable quarterly in arrears.  We do not have the right to prepay the September 2007 Note without penalty prior to September 19, 2010.  The accrued interest is payable on January 1, April 1, July 1 and October 1 of each year of the agreement.  The warrants had an exercise price of $0.506 per share and expire in September 2014.  As prescribed by EITF 98-05 and EITF 00-27 we recorded a debt discount of $16.9 million in connection with the September 2007 Note calculated at an effective interest rate of approximately 64%.

In connection with the September 2007 Note we issued separate warrants to purchase 1.6 million shares of our common stock at $0.50 per share, expiring September 2014, to the placement agents.

We did not make the interest payments required by the September 2007 Note that were due on October 1, 2007, January 1, 2008 and April 1, 2008.  In April 2008, we entered into an agreement (see the April 2008 Note discussion below) that modified the terms of the September 2007 Note agreement.  In lieu of accrued and unpaid interest owed to the holder(s) of our September 2007 Note, we issued warrants expiring in April 2015 to acquire a total of 3,003,390 shares of our common stock with an exercise price of $0.506.

In October 2008, we issued to the holders of the December 2007 Notes 15,123,300 warrants to acquire shares of our common stock with an issue price of $0.02 per share in lieu of accrued and unpaid interest.  The warrants had a seven year term and the exercise price was $0.067 per share.  We recognized an additional $426,000 in interest expense due to issuing warrant below the fair market value of our common stock.

In January 2009, we issued 15,123,300 warrants to the holders of the December 2007 Notes acquire shares of our common stock with an issue price of $0.02 per share in lieu of accrued and unpaid interest.  The warrants had a seven year term and the exercise price was $0.067 per share.  We recognized an additional $367,000 in interest expense due to issuing warrant below the fair market value of our common stock.

The September 2007 Note agreement restricted us from declaring or paying any cash dividends or distributions from our capital stock while the September 2007 Note was outstanding without the prior written consent of the holders.  In addition, we provided the holders of the September 2007 Note various anti-dilution protections and other provisions that allowed us to issue shares of our common stock that are not registered pursuant to the Securities Act of 1933, as amended, in lieu of cash interest payments on the September 2007 Note.

In September 2008, we modified the terms of the September 2007 Note (see September 2008 Warrant Agreements below).

December 2007 Note

The carrying value of the December 2007 Note has been calculated as follows (in thousands):

	February 28, 2009	May 31, 2008
Face value of debentures (December 2007 Note)	$500	$1,000

Less unamortized debt discounts:
Beneficial conversion feature	(289)	(118)
Warrants	(134)	(312)
Debentures carrying value	77	570
Less current portion	—	—
Long-term portion convertible debentures	$77	$570

In December 2007, we issued convertible notes (“December 2007 Note”) with a principal amount of $1.0 million and warrants to acquire up to 2.0 million shares of common stock. Initially the December 2007 Note was convertible at the option of the holders into common stock at a price of $0.506 per share.  The maturity date of the December 2007 Note is December 7, 2010 and accrued interest at 6.0% per annum payable quarterly in arrears.  We do not have the right to prepay the December 2007 Note without penalty prior to December 7, 2010.  The accrued interest is payable on January 1, April 1, July 1 and October 1 of each year of the agreement.  The warrants had an exercise price of $0.506 per share and expire in December 2014.  As prescribed by EITF 98-05 and EITF 00-27 in connection with the September 2007 Note we recorded a debt discount of $488,000 and calculated an effective interest rate of approximately 22%.

We incurred $86,000 in fees and expenses related to the issuance of December 2007 Note and issued 80,000 warrants for shares of our common stock priced at $0.50 per share, expiring in December 2010, to the investment bankers for services rendered in connection with the financing.

We did not make the interest payments required by the December 2007 Note that were due on January 1 and April 1, 2008.  The total past due interest accrued through March 31, 2008 was approximately $19,000.  In April 2008, we entered into an agreement (see the April 2008 Note-Related party discussion below) that modified the terms of the December 2007 Note agreement.  In lieu of accrued and unpaid interest owed to the holders of our December 2007 Note we issued warrants, expiring in December 2015, to acquire a total of 89,334 shares of our common stock with an exercise price of $0.506 per.

In August 2008, we issued to the holders of the December 2007 Note 44,667 warrants to acquire shares of our common stock with an exercise price of $0.506 per share in lieu of accrued and unpaid interest.  The warrants had a seven year term and the exercise price has subsequently reset to $0.087 per share.

In October 2008, we issued to the holders of the December 2007 Note 1,504,000 warrants to acquire shares of our common stock with an issue price of $0.02 per share in lieu of accrued and unpaid interest.  The warrants had a seven year term and the exercise price was $0.067 per share.  We recognized an additional $88,000 in interest expense, as the fair value of warrants required to be issued exceeded the balance of accrued interest.

In January 2009, we issued to the holders of the December 2007 Note 756,000 warrants to acquire shares of our common stock with an issue price of $0.02 per share in lieu of accrued and unpaid interest.  The warrants had a seven year term and the exercise price was $0.067 per share.  We recognized an additional $18,000 in interest expense, as the fair value of warrants required to be issued exceeded the balance of accrued interest.

In February 2009, $500,000 of the December 2007 Note and accrued interest was converted into 5,747,126 shares of our common stock.

April 2008 Note – Related Party

In April 2008, we entered into a loan and security agreement pursuant to which we issued a promissory note for a loan of up to $3,500,000.  In this report, we refer to that loan and security agreement as the “Loan Agreement” and the note issued thereunder as the “April 2008 Note”.  Pursuant to the Loan Agreement, we may borrow an amount equal to the lesser of 50% of our combined inventory, accounts receivable and cash balances, and 100% of our qualified accounts receivable (the “Borrowing Base”), up to a maximum of $3,500,000.  As of the date of this report, we have borrowed all $3,500,000.

Interest on the April 2008 Note is payable in advance in warrants to acquire shares of our common stock at an exercise price of $0.506 per share.  We issued a total of 1,389,096 warrants based on the funding of the entire $3.5 million commitment in lieu of paying cash interest, as provided by the 4/30/08 Note.  The warrants have a seven-year term.  We issued 615,171 warrants, valued at approximately $139,500, on April 30, 2008 upon the receipt of the $1,550,000 described above.  On June 3 and June 10, 2008, we issued a total of 773,925 warrants, valued at approximately $175,500, based on the receipt of the additional $1,950,000 of funding pursuant to the April 2008 Note.

The April 2008 Note is secured by a first priority security interest in all of our inventory, accounts receivable and money and deposit accounts.  If any event of default occurs under the Loan Agreement, the lender may:

●	declare null and void its obligation to make any additional advances under the April 2008 Note;

●	require us to immediately repay the April 2008 Note in full;

●	foreclose on the collateral; and

●	assert all other rights and remedies of a lender under applicable law.

Until we entered into the September 2008 Warrant Agreement, we were required to make partial prepayments on the April 2008 Note upon receipt of any rebates included in the accounts receivable portion of the collateral, and upon determination that the Borrowing Base is not satisfied at specified intervals during the term of the April 2008 Note.  Through February 28, 2009, we borrowed a total of $3,500,000 under this facility and we made partial prepayments totaling $283,000. As of February 28,2009, the balance outstanding on the April 2008 Note was $3.2million

Since March 2009, we have received waivers of the collateral requirements of the April 2008 Note that are currently effective through April 30, 2009.

The terms of April 2008 Note were modified by the September 2008 Warrant Agreement - Related Party (see below).

September 2008 Warrant Agreement – Related Party

In September 2008, we entered into an agreement, with Quercus Trust, to issue 235.0 million warrants to acquire shares of our common stock at a purchase price of $0.02 per warrant (“September 2008 Warrant Agreement”) and we received approximately $4.2 million in net proceeds.  These warrants had an exercise price of $0.067 per share, are exercisable through September 2015 and are subject to anti-dilution protections.  The September 2008 Warrant Agreement required us to pay the holders of the September 2008 Note $300,000 for accrued interest and a restructuring fee of $200,000 for the modification of the April 2008 Note.

We incurred $294,000 in fees and expenses related to the issuance of the September 2008 Warrant Agreement and issued 8.4 million warrants for our common stock priced at $0.087, expiring between September and October 2013, to the investment bankers for services rendered.

Effect of anti-dilution provisions in previously issued warrants and debentures

The issuance of the warrants pursuant to the September 2008 Warrant Agreement reset the exercise and conversion prices of the warrants and convertible debentures issued in our September 2007 Note, December 2008 Note and April 2008 Note to $0.087 per share.  In addition, we were required to increase the number of shares of common stock issuable upon exercise and conversion of such securities.  The number of shares of common stock underlying outstanding convertible debentures increased from approximately 42.0 million to 241.4 million in the aggregate.  The number of shares of common stock underlying outstanding warrants exercisable for common stock increased from approximately 76.0 million to 676.5 million in the aggregate.

Modification of the September 2007 Note

The September 2008 Warrant Agreement amended the provisions of the September 2007 Note to lower the conversion price from $0.50 to $0.087 per share and to allow future interest payments in the form of warrants for our common stock with an exercise price of $0.087 per share, exercisable through September 2015 and subject to anti-dilution protections.  In addition, the September 2008 Warrant Agreement provided additional protective covenants to the holder of the September 2007 Note and required the granting of voting rights to the holders of the September 2007 Note subject to the approval by our stockholders through an amendment to the articles of incorporation.  In March 2009 we received a waiver of our requirement to grant voting rights through April 15, 2009 after which the existing terms of the agreement apply.  In April 2009 we received another waiver of our requirement to grant voting rights through April 30, 2009 after which the existing terms of the agreement apply.

As a result of the September 2008 Warrant Agreement and the corresponding reduction in conversion price from $0.506 to $0.087, we recorded an additional note discount of approximately $3.1 million related to the increase in intrinsic value of the beneficial conversion feature raising the effective interest rate to 106%.  In addition, we recognized interest expense of approximately $11.0 million related to the increase in the fair value of the detachable warrants due to the modification of terms described above.  As of February 28, 2009 the September 2008 Note was convertible into approximately 229.8 million shares of common stock, exclusive of accrued interest of $190,000. In addition, we provided the holders of the September 2007 Note various anti-dilution protections and other provisions that;

●
allowed us to issue warrants to acquire shares of common stock, in lieu of cash interest payments for the September 2007 Note, with an exercise price per share equal to the greater of $0.506 per share or 5-day the weighted average price per share of our common stock; and

●	waived any prior defaults or triggering events caused by our previous failure to pay interest when due upon the issuance of warrants in lieu of such accrued interest.

Modification of the December 2007 Note:

The September 2008 Warrant Agreement amended the December 2008 Note to lower the conversion price from $0.50 to $0.087 per share and to allow future interest payments in the form of warrants for our common stock with an exercise price of $0.087, exercisable through September 2011 and subject to anti-dilution protections.

As a result of the September 2008 Warrant Agreement and the corresponding reduction in the conversion price from $.506 to $0.087, we recorded an additional debt discount of $512,000 related to the increase in intrinsic value of the beneficial conversion feature, raising the effective interest rate to 111%.   In addition, we recognized interest expense of approximately $552,000 related to the increase in the fair value of the detachable warrants due to the modification of terms described above.  As of February 28, 2009 the December 2007 Note was convertible into approximately 5.7 million shares of common stock, exclusive of accrued interest of $8,000

            Modification of the April 2008 Note:

The September 2008 Warrant Agreement amended the April 2008 Note to extend the maturity date to March 30, 2009, reduce the Borrowing Base to 100% of the outstanding loan amount, and eliminated the requirement that we make prepayments of the secured loan with the proceeds of California State solar rebates we receive.  In addition, the exercise price of the warrants issued in connection with the April 2008 Note was reduced to $0.087 per share.  We paid $200,000 in fees to the holder of the April 2008 Note for the modification of the terms and recorded a debt discount of $257,000 as a result of imputed interest.  We recorded no gain or loss from this transaction and the fee paid was expensed in the period as prescribed by SFAS 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings”.

Other Accrued Liabilities

 Other accrued liabilities consisted of the following (in thousands):

	February 28,	May 31,
	2008	2008
Accrued warranty	$2,254	$2,403
Payroll liabilities	450	406
Accrued interest	223	351
Common stock issuable	746	746
Accrued legal fees	41	74
Accrued restructuring costs	180	68
Other	257	548
Total	$4,151	$4,596

Accrued warranty. Changes in the warranty reserve for the nine months ended February 28, 2009 were the following (in thousands):

Beginning balance at May 31, 2008	$2,403
Provisions	12
Warranty settlements	(161)
Ending balance at February 28, 2009	$2,254

Accrued warranty.  Accrued warranty relates to products shipped in prior periods.  Included in the accrued warranty reserve is $917,000 related to certain diodes repairs, $963,000 related to a product corrosion issue, $172,000 related to tile delamination and $202,000 related to a general reserve on products sold to date.

Payroll liabilities.  Payroll liabilities at February 28, 2009 and May 31, 2008 represent accrued payroll and related taxes.

Common stock issuable.  Common stock issuable represents the liability to former shareholders of Solar Roofing Systems, Inc. (“SRS”) under the terms of the stock purchase agreement we entered into with the SRS stockholders in February 2006.  In March 2008, we entered into a settlement and general release agreement with the former SRS stockholders.  We agreed to issue approximately 2.2 million shares of our common stock under the terms of the settlement agreement, of which approximately 1.8 million shares remain to be issued.

4. Related Party Transactions

Due from related parties

The $397,000 due from related parties as of May 31, 2008 consisted of amounts owed by certain officers and other employees for income tax withholdings in connection with restricted stock grants.  As of February 28, 2009, amounts previously owed by the officers had been repaid, and the remaining balance due from one employee was converted into a note receivable in the amount of $291,000.  In the quarter ended February of 2009, we created an allowance against the full amount owed to the Company pursuant to this note as we determined it is unlikely that we will collect this amount in the future.

Employment agreement with former officer

In August 2005, we entered into an employment agreement with David Saltman, the Company’s former president and ceo.  The term of the employment agreement was from September 15, 2005 to September 30, 2008.  Pursuant to the terms of the employment agreement, we agreed to pay Mr. Saltman an annual base salary of $250,000 plus annual bonuses based upon the Company’s financial achievements as determined by our board of directors.  The employment agreement provided for Mr. Saltman to receive certain fringe benefits, an automobile allowance and reasonable office support services.  Pursuant to the employment agreement we issued approximately 8.3 million restricted shares of common stock to Mr. Saltman with approximately 686,000 shares scheduled to vest quarterly over a three-year period commencing December 31, 2005.

In January 2007, we amended Mr. Saltman’s employment agreement to provide that all shares that were scheduled to vest on March 31, 2007, June 30, 2007, September 30, 2007 and December 31, 2007, would instead vest ratably on March 31, 2008, June 30, 2008, and September 30, 2008, respectively.

In March 2008, we amended Mr. Saltman’s employment agreement to provide that all restricted shares granted to Mr. Saltman that were scheduled to vest on March 31, 2008 would vest on April 20, 2008.

In April 2008, we amended Mr. Saltman’s employment agreement to provide that all restricted shares granted to Mr. Saltman that were scheduled to vest on April 20, 2008, June 30, 2008 and September 30, 2008 would vest on May 20, 2009, August 20, 2009, and November 20, 2009, respectively.

In September 2008, we entered into an agreement with Mr. Saltman pursuant to which he tendered his resignation, effective October 31, 2008.  Under the terms of the agreement we agreed to pay $113,000 to the appropriate taxing authorities in November 2008 on behalf of Mr. Saltman in satisfaction of withholding liabilities he incurred in connection with previous restricted stock grants and a tax “gross up” payment to Mr. Saltman of $53,000.

In addition, we also accelerated the vesting of his 3.0 million options to purchase our common stock and to make such options exercisable through March 31, 2010 at the exercise price of $0.067.  In addition, we agreed to grant Mr. Saltman the option to purchase up to 500,000 shares of our common stock at an exercise price equal to $0.067 per share.   We recorded $383,000 in stock based compensation for the modification of these options (see note 6).

Debt agreements

We determined that The Quercus Trust had gained a significant influence and level of control of us that under  Statement of Financial Accounting Standards (“SFAS”) No. 57, "Related Party Disclosures" therefore the September 2007 Note, April 2008 Note and the September 2008 Warrant Agreement are considered related party transactions.

5. Commitments and Contingencies

Litigation

From time to time, we are involved in disputes, litigation and other legal actions.  We estimate the range of liability related to pending litigation where the amount and range of loss can be estimated.  We record our best estimate of a loss when the loss is considered probable.  Where a liability is probable and there is a range of estimated loss with no best estimate in the range, we record a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated.

Redemption of September 2007 Note and December 2007 Note

Under the terms of the September 2008 Warrant Agreement we are required to amend our articles of incorporation to provide voting rights to the holders of our September 2007 Note and December 2007 Note by March 12, 2009.  At our annual stockholders meeting held in January 2009, we submitted a proposal to our stockholders to approve an amendment to our articles of incorporation to provide for such voting rights.  Our stockholders did not approve that proposal.  We may seek to obtain such an amendment at a later date, but if we are not successful, we may be in default under the terms of the September 2008 Note and the December 2007 Note and the holders may be entitled to require us to redeem all or any portion of such notes.  In March we received a waiver to the voting rights requirement through April 15, 2009.  We can give no assurance that we will be able to provide voting rights to the holders of the note by April 15, 2009 or receive a waiver of this requirement on favorable terms. We may negotiate with the holders of the September 2008 Note and December 2008 Note and The Quercus Trust to waive the voting right requirement, but we can give no assurance that we will be successful in this regard or that such waiver will be available on favorable terms. In March 2009 we received a waiver of our requirement to grant voting rights through April 15, 2009 after which the existing terms of the agreement apply.  In April 2009 we received another waiver of our requirement to grant voting rights through April 30, 2009, after which the existing terms of the agreement apply.

Operating Leases

We conduct all of our operations from leased facilities.  Most of the leases are for 36 month terms, contain annual escalation clauses, and some provide for renewal after the expiration of the initial term.  In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases.  Rent expense was $87,000 and $320,000 and $77,000 and $224,000 for the three and nine months ended February 28, 2009 and 2008, respectively.

6. Warrants

Summary of Outstanding Warrants

A summary of warrants outstanding at February 28, 2009 is as follows:

	Number of Shares	Exercise
Grant Date	Subject to Warrants	Price	Expiration Date
February 13, 2006	1,870,265	$0.0870	January 31, 2011
February 14, 2006	360,676	$0.0870	January 31, 2011
March 17, 2006	1,870,265	$0.0870	January 31, 2011
March 31, 2006	34,482,759	$0.0870	March 31, 2011
July 10, 2006	2,233,438	$1.5000	June 30, 2013
August 17, 2006	35,919,540	$0.0870	August 17, 2011
March 30, 2007	34,482,759	$0.0870	March 29, 2012
June 15, 2007	400,000	$0.5000	June 15, 2012
June 15, 2007	22,988,506	$0.0870	June 15, 2012
August 31, 2007	72,000	$0.7090	August 31, 2012
August 31, 2007	9,779,310	$0.0870	August 31, 2012
September 19, 2007	1,600,000	$0.5060	September 19, 2014
September 19, 2007	232,643,678	$0.0870	September 19, 2014
December 7, 2007	80,000	$0.5060	December 6, 2010
December 7, 2007	11,632,184	$0.0870	December 6, 2010
April 17, 2008	17,467,876	$0.0870	April 16, 2015
April 30, 2008	3,577,891	$0.0870	April 19, 2015
May 1, 2008	259,787	$0.0870	April 30, 2011
June 3, 2008	3,653,564	$0.0870	June 3, 2015
June 10, 2008	847,655	$0.0870	June 10, 2015
August 29, 2008	259,787	$0.0870	August 29, 2015
September 18, 2008	75,000,000	$0.0670	September 18, 2015
September 18, 2008	3,000,000	$0.0870	September 18, 2013
October 3, 2008	160,000,000	$0.0670	October 3, 2015
October 3, 2008	5,400,000	$0.0870	October 3, 2013
October 7, 2008	748,000	$0.0670	October 7, 2011
October 15, 2008	15,123,300	$0.0670	October 15, 2011
October 15, 2008	756,200	$0.0670	October 15, 2011
January 15, 2009	15,123,300	$0.0870	January 15, 2012
January 15, 2009	756,150	$0.0870	January 15, 2012
	692,388,890

We evaluated the outstanding warrants in accordance with the provisions of EITF 00-19 and concluded that classification of the fair value of the warrants as equity at February 28, 2009 was appropriate.

7. Stock and Stock option Award Activity

In November 2006, the Board of Directors adopted the 2006 Equity Incentive Plan (the “2006 Plan”), as amended, which provides for the granting of 16.5 million stock and non-stock based compensation awards, including options, stock awards, stock appreciation rights, and cash awards to employees, officers, directors or consultants.

 In September 2008, the Board of Directors amended the 2006 Plan to provide that the total number of shares of common stock authorized for issuance under the 2006 Plan shall equal 15% of the total number of shares of common stock outstanding on a fully diluted basis.  The fully diluted basis takes into account all shares of common stock issued and outstanding other than those granted pursuant to the 2006 Plan which include;

●	all shares of common stock issuable pursuant to options,

●	warrants, convertible debentures and any other instrument convertible into or exercisable or exchangeable for shares of common stock.

In addition, the number of shares of common stock authorized for issuance under the 2006 Plan will not be reduced in respect of shares of common stock that cease to become issuable pursuant to such securities that expire or are cancelled.  The number of shares of our common stock available under the 2006 Plan is 158.8 million.  The number of shares available for future grant as of February 28, 2009 totaled approximately 126.7 million.

Time Based Vesting Options

Employees vest in stock option awards ratably over the service term, generally between two and four years. Outstanding stock options generally have a term of 10 years from the date of grant. The exercise price of the stock options granted under the plans are issued at an exercise price equal to the fair market value of our stock on the date of grant.  Stock options expire after a period not to exceed ten years, except in the event of termination, whereupon vested shares must be exercised generally within 90 days under the 2006 Plan.  All of our issued stock options are exercisable only after they vest. The vesting period varies with the type of award.

There were no stock options granted in the three months ended February 28, 2009.  The weighted average estimated fair value of stock options granted during the nine months ended February 28, 2009 was $0.06 using the Black-Scholes option pricing model.  We used the following weighted average assumptions:

Nine Months Ended February 29, 2008
Dividend yield	0.0%
Weighted Average Expected volatility	226%
Risk-free interest rate	3.1%
Expected life in years	5.86
Forfeiture Rate	17.3%

Stock based compensation for time based vesting options in the three and nine months ended February 28, 2009 and 2008 was $619,000, $5,607,000 and $889,000 and $3,023,000, respectively.

A summary of the changes in time based options outstanding during the nine months ended February 28, 2009 is as follows:

Option	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at May 31, 2008 (1)	17,570,386	0.50	9.06

Granted	3,773,817	$0.17		—
Exercised	—	—		—
Cancelled	(4,403,918)	0. 46		—
				—
Outstanding at February 28, 2009	16,940,285	$0.22	8.61	$—
Exercisable at February 28, 2009	13,690,612	$0.19	8.51	$—
____________________
(1) Includes an option for 1,000,000 shares that was granted to our former chief executive officer outside of the 2006 Plan

As of February 28, 2009, the total remaining unrecognized compensation cost related to unvested stock options was $467,000 which is expected to be recognized over a weighted-average period of 1.10 years.

There was no stock based compensation expense for services by non-employees for the three and nine months ended February 28, 2009.  There were no time based vesting stock options granted in the three months ended February 28, 2009.

  Performance Based Options

In September 2008, we granted options to purchase approximately 40.6 million shares of our common stock with performance based vesting awards to executives and other key employees. The vesting of the performance based awards is contingent upon achievement of various specific strategic, company-wide milestones, including execution of licensing agreements of our technology, certain financing milestones and marketing objectives.

The performance based options were granted at the fair value of the common stock on the date of grant.  The performance based options will vest over the estimated performance period of 90 to 180 days.  If the performance based options vest they have a 10 year term.  On the grant date we determined the fair value of the performance based options by utilizing the option valuation model used for time based options granted under the 2006 Plan and assumed the performance goals would be achieved. The inputs for expected volatility, expected dividends, and risk-free rate used in estimating those options' fair value are the same as those noted in the table related to options issued under the “Time-Based Vesting Options” above.  If the performance goals are not met and the performance based options do not vest, no compensation cost is recognized and any previously recognized compensation cost will be reversed in the current period.

We recognize compensation cost for performance based options once the performance milestones are deemed probable of achievement.   The applicable portion of the compensation costs earned to date is recognized and the remaining unrecognized expense attributed to the milestone is recorded over the remaining service period.

During the nine months ended February 28, 2009, three out of the eight 90 to 180 day milestones, representing options to purchase 15.2 million shares of our common stock were deemed probable of achievement.  This resulted in recognition of stock based compensation expense of $914,000 in general and administrative expense.  The remaining five milestones were not deemed probable of achievement; therefore, no related compensation cost has been recognized to date.  As of February 28, 2009, there was no unrecognized compensation cost related to non-vested performance based compensation arrangements.

A summary of the changes in performance based options outstanding during the nine months ended February 28, 2009 is as follows:

Option	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at May 31, 2008	—		—

Granted	40,573,630	$0.067
Exercised	—
Cancelled	(25,358,518)
Outstanding at February 29, 2009	15,215,112	$0.067	9.57	$—
Exercisable at February 29, 2009	15,215,112	$0.067	9.57	$—

The weighted average fair value of performance based options granted during the nine months ended February 28, 2009 was $0.067.  There were no performance based options exercised during the three and nine months ended February 28, 2009.

Restricted Stock

We granted certain of our officers and a non-executive employees restricted stock grants for an aggregate of 9,868,467 shares of our common stock that initially vested over periods ranging from 2.75 to 3.00 years.  Stock compensation expense recognized in connection with these grants during the three and nine months ended February 28, 2009 and 2008, was approximately $0 and $3,071,000 and $1,605,000 and $4,815,000, respectively.

In August 2005, we issued Mr. Saltman, our former president and Chief Executive Officer, approximately 8.2 million shares of restricted stock in connection with his employment agreement.  This restricted stock was scheduled to vest over the term of his employment agreement quarterly through September 30, 2008.  Based on amendments to the employment agreement, certain originally scheduled vesting was deferred through November 20, 2009.  We determined the fair market value of the restricted stock was approximately $16.6 million, based on the closing stock price on the grant date.  We recognized the compensation expense on a straight-line basis over the term of the employment agreement. On October 31, 2008 Mr. Saltman resigned from the company forfeiting all unvested restricted stock totaling 4,804,137 shares, which were subsequently cancelled.  We recorded $1,948,000 recognized stock compensation expense related to the cancelled shares.

Modifications

In September 2008, we modified approximately 8.1 million outstanding stock options.  Certain existing options were repriced and vesting was accelerated and we recorded approximately $1.1 million for the modification of these options.

Consultant Compensation Plan

Under our 2004 Consultant Compensation Plan, our Board of Directors is authorized to issue approximately 9.8 million shares to consultants without further shareholder approval.  As of February 28, 2009, a total of 9.8 million shares remained available for issuance.

8. Restructuring Costs

In December 2007, we adopted a plan to shut down our operations in Canada.  The plan, which did not involve the discontinuance of any business line, was substantially complete as of January 31, 2008.  We recognized approximately $849,000 in costs associated with the shut down plan.  As of February 28, 2009, we have no liabilities associated with the restructuring.

 In January 2009, we adopted a plan to consolidate our operations in San Diego, California and shut down our operation in Grass Valley California.  The plan, which did not involve the discontinuance of any business line, was expected to be completed by May 31, 2009.  As of February 28, 2009, we have accrued approximately $180,000 associated with severance obligations related to the close of this facility.  In addition, during the three months ended November 30, 2008 we recorded impairment charge of approximately $308,000 related to fixed assets not expected to be transferred to San Diego facilities in the operating expense category for which the asset was intended for use.

9. Subsequent Events

In March 2009, we entered into a four year lease agreement for 14,000 square feet of office and research space in San Diego California to consolidate our operations into a single location.

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

 Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help provide the reader a clear and straightforward understanding “through the eyes of management” of our operations and present business conditions. When used in this MD&A, the terms “Applied Solar,” “Company,” “we,” “us,” or “our” mean Applied Solar, Inc. and its subsidiaries. The MD&A is provided as a supplement to and should be read in conjunction with our annual report on Form 10-K, and our quarterly consolidated financial statements and the accompanying notes. This overview summarizes information within the MD&A, which includes the following sections:

●	Summary—an executive summary of the significant business events that have occurred after June 1, 2008.

●
Our Business—a general description of our business, our technologies and the actions we have taken to develop our business to help the reader better understand our objectives, areas of focus, various strategic investments, relationships and agreements we have entered into after June 1, 2008.

●
Results of Operations—an analysis of our consolidated results of operations for the three and nine months ended February 28, 2009 and February 29, 2008, as presented in our consolidated financial statements, to provide the reader information about trends and material changes in revenues and expenditures.

●
Liquidity and Capital Resources—an analysis of our cash flow statement and financial position to help the reader understand our current and anticipated capital resource requirements and our ability to generate the liquidity required to support our current and planned operations.

●
Critical Accounting Policies and Estimates—an analysis of the judgmental accounting policies, estimates and assumptions we made while completing our consolidated financial statements, to provide the reader an understanding of how these decisions materially affected the results of operations.

Summary

Subsequent to June 1, 2008 the following significant business developments occurred:

●
In September 2008, we completed our largest solar electric installation to date.  We installed 720 4 x 6 foot glass panels embedded with photovoltaic cells that were arranged in a solar canopy around the new California Academy of Sciences in Golden Gate Park, San Francisco, California.  This solar canopy is one of the largest photovoltaic glass canopies in the United States.

●
Effective November 1, 2008, David Field, our president and chief operating officer, succeeded David Saltman as our chief executive officer, and Dr. Christopher Gopal was appointed as our chief operating officer.

●
In September 2008, we entered into a forbearance and repayment agreement with our largest supplier. The forbearance agreement provides for a payment plan for approximately $3,000,000 of payables due from us with interest at 12% per annum. Pursuant to the forbearance agreement, we agreed to pay $1.0 million on or prior to September 19, 2008, $500,000 on or prior to January 15, 2009, and six payments of $297,558 on a monthly basis beginning on March 15, 2009 until the entire amount is paid in full. We have made all scheduled payments through April 2009.

●
In September 2008, we entered into a securities purchase agreement with The Quercus Trust, which we refer to as the “September 2008 Warrant Agreement”.  The Quercus Trust agreed to purchase warrants to acquire up to 235.0 million shares of our common stock for cash proceeds of $4.2 million, net of payments of $300,000 owed for accrued interest and a $200,000 restructuring fee on other outstanding notes previously extended to us by The Quercus Trust.  The warrants we issued to The Quercus Trust are exercisable for a period of seven years from the date of issuance and have an exercise price of $0.067 per share and are subject to anti-dilution protection.  In addition, we provided The Quercus Trust the right to fund the next $5.1 million in financing by purchasing additional warrants at $0.02 per warrant through September 30, 2009.

The September 2008 Warrant Agreement amended the terms of our other outstanding notes by amending;

●
the $3.5 million secured loan entered into in April 2008 (“April 2008 Note”) by: (i) extending the maturity date from October 2008 to March 2009, (ii) the borrowing base collateral requirement was reduced to 100% of the outstanding loan amount, and (iii) the requirement that we make prepayments on the loan with the California state solar rebate proceeds we receive was eliminated, and

●
The convertible promissory notes issued in September 2007 and December 2007 (the “September 2007 Note” and the “December 2007 Note”) terms were modified to: (i) lower the conversion price of promissory notes and the exercise price of the related warrants were reduced to $0.087 per share (ii) grant voting rights to the holders of these notes on an as converted basis (subject to stockholder approval of an amendment to our articles of incorporation to provide for such voting rights); (iii) include certain protective provisions, including limitations on our ability to effect stock redemptions, incur indebtedness in excess of $500,000, engage in certain merger, acquisition or similar transactions, effecting material changes to our business, or entering into compensation arrangements with our officers and directors; and (iv) provide that future interest payments shall be made in warrants with substantially the same terms as the warrants we issued in the September 2008 Warrant Agreement.

●
In October 2008 in connection with our September 2008 Warrant financing we agreed to appoint three designees of The Quercus Trust to our board of directors.  Quercus designated and we appointed David Anthony, Joseph Bartlett and Gary Cheek to our board of directors in October  2008, and  Steven J. Kemper, David P. Saltman and Edward Douglas Ward resigned from our board of directors.  Mr. Cheek resigned on October 8, 2008 to pursue other matters and on October 24, 2008, we appointed Tom Naylor, an additional Quercus Trust designee, to our board of directors.

●
In October 2008, we unveiled an innovative new home energy control solution, the EcoTouch™ Energy Management System (“Ecotouch™”), which is designed to help homeowners control their home energy usage and reduce their electric bill.

●
In November 2008, we entered into a manufacturing and license agreement with Suntech Power Holdings Co. (“Suntech”) pursuant to which we granted Suntech an exclusive license of the intellectual property incorporated into our solar roof tile products and any similar or new generation tile roof products with blue, black or gray cells (the “Tile Products”).  Suntech has an exclusive right to manufacture and sell the Tile Products on a worldwide basis through December 31, 2013.  In addition, Suntech is required to offer Eagle Roofing Products, Inc. (“Eagle”) the exclusive right to distribute the Tile Products in the United States in 2009 and 2010.   We will earn royalties as a percentage of Suntech’s total sales of the Tile Products on a quarterly basis during the term of the agreement.

●
In December 2008, we entered into another manufacturing and license agreement with Suntech, pursuant to which we granted Suntech an exclusive license of the intellectual property incorporated into our solar membrane product and any similar or new generation membrane products (the “Membrane Products”).  Suntech will have the exclusive right to manufacture and sell the Membrane Products on a worldwide basis through December 2013.  We will earn royalties as a percentage of Suntech’s total sales of the Membrane Products on a quarterly basis during the term of the agreement.  Our Membrane Products are currently being redesigned to address previous product failure issues and are expected to be released during the second half of calendar year 2009.

●
In December 2008, at our annual meeting of stockholders our stockholders approved two separate amendments to the articles of incorporation.  The first amendment was an increase of our authorized capital stock from 1,125,000,000 common shares to 3,000,000,000 common shares which has been effected.  The second amendment provides us the right to reverse split our common stock, at a rate of up to 50-for-1, as determined by the Board of Directors, which has the authority to effect such a reverse stock split within the one year period immediately following the date of the stockholder approval and has not been effected.  The stockholders failed to approve the amendment providing the holders of the September 2007 Note and December 2007 Note voting rights, the failure to amend our articles of incorporation maybe deemed a triggering event for this note unless we receive a waiver of the requirements, which, among other things, would give the holders the right to require us to redeem all or any portion of the notes.

●	In February 2009, we changed the Company’s name to Applied Solar, Inc. reflecting our new strategy of offering innovative solar solutions for every rooftop.

Our Business

Applied Solar is a next-generation solar energy company that develops clean energy solutions, innovative solar products and energy management applications.  Applied Solar’s award-winning products, that it is currently licensing or may license in the future, include proprietary, cost-competitive and attractive building-integrated photovoltaic, or (“BIPV”), solar tiles, roofing membranes and asphalt/composition products.  In addition, our EcoTouch™ Energy Management System is designed to give consumers control over their energy usage and help reduce their electric bill.  We are also developing financing solutions that we call “Solar Communities” to provide low-cost solar power while minimizing the upfront cost to the consumer.

Brief History

In August 2005, we acquired an initial interest in Toronto-based Solar Roofing Systems, Inc. (“SRS”), a manufacturer of SolarSave® photovoltaic (“PV”) roofing membranes; we completed the acquisition of SRS in April 2006.  In March 2006, we acquired California-based Connect Renewable Energy, Inc. (CRE), a manufacturer of PV integrated roofing tiles. This strategic move provided our company with proprietary BIPV products, and established our product development, intellectual property, manufacturing, marketing, sales and service capabilities.

            In April 2007, we signed a master distribution agreement with privately-held Burlingame Industries, dba Eagle Roofing Products (“Eagle”), one of the largest manufacturers of concrete tiles in North America. This strategic alliance provided us access to major home builders and roofing contractors across the United States. Our residential tile products are sold through this distribution pipeline, and we utilize roofing contractors, electricians, and other members of the traditional building trades as our installation and service providers.  We have participated with our channel partners in the training of over 750 roofers and sales personnel to sell and install our products.

In December 2007, as part of our business strategy to provide the residential and commercial solar markets with innovative solar products while reducing our overhead and working capital needs, we implemented a new supply chain strategy, pursuant to which we transitioned our manufacturing model to a multi-source, outsourcing model.  As an extension of our move to outsourced manufacturing, we recently licensed our BIPV solar roofing tile and membrane products to Suntech, the leading global manufacturer of PV modules. Suntech will manufacture, sell and distribute our tile and membrane products on a world-wide basis under the Suntech name. In North America, Eagle will continue to be the exclusive distributor of our tiles and will be a non-exclusive distributor of our Ecotouch™ Energy Management system.  Our agreements with Suntech and Eagle provide us with the opportunity to market residential PV tiles sourced and manufactured by Suntech and distributed by Eagle while we collect royalties from our intellectual property.  Our new business strategy and new name reflects our determination to focus on the core competencies of our business – innovative product and applications design for next generation BIPV solar products, the development of financial solutions for our customers and marketing our products on a world-wide basis.

We believe that in general, homeowners, commercial tenants and industrial operations do not buy power generating systems.  They pay for power through their monthly utility bills.  Although state rebates, federal tax incentives and other programs have reduced the costs of solar generation systems, they remain expensive to purchase.  As part of our go to market strategy, we intend to offer financial solutions to the residential market through long-term power purchase agreements with multiple home owners we are calling Solar Communities.  We expect that the power purchase agreements will generate cash flow to the company through development fees while driving royalty revenue through additional product sales and generate recurring revenues from the sale of energy.   Through our power purchase agreements we can offer financial solutions that monetize various tax incentives for the ultimate benefit of the residential energy consumer.   With each power purchase agreement we expect to earn development fees by coordinating the engineering, equipment procurement and construction of each project and contracting with third parties to maintain the rooftop systems, to read the meters, and to bill the customers.  We believe that this will drive product sales and allow us to participate in the long term revenue streams associated with the sale of energy.  We expect to finance these power purchase agreements with one or more tax equity partners in a special purpose entity that would receive a relatively secure internal rate of return, the benefits of the investment tax credits and accelerated depreciation.  For new construction projects, the builders will reduce their construction costs and, hopefully, sell their homes more quickly.  The residential consumer would, depending on location, likely have a reduced monthly utility bill and receive the benefits of incremental home value at little upfront cost or tax impact.

Fluctuations:

We anticipate that our results of operations will fluctuate on a quarterly and annual basis and will be difficult to predict. The timing and degree of fluctuations will depend upon several factors, including those discussed under Part II, Item 1a “Risk Factors”. In addition, the timing of Solar Community projects and the mix of royalty revenues between our product lines could affect our results of operations. We cannot assure you that we will be able to achieve revenue growth on a quarterly or annual basis.

Results of Operations

Three and Nine Months Ended February 28, 2009 and February 29, 2008

Revenues

The following table summarizes our revenues for the three and nine months ended February 28, 2009 and February 29, 2008 (in thousands):

	For the three months ended			For the nine months ended
	February 28, 2009	February 29, 2008	Difference	February 28, 2009	February 29, 2008	Difference
Revenues	$1,293	$2,746	$(1,453)	$3,719	$5,619	$(1,900)

During the three and nine months ended February 28, 2009 as compared to the same periods in 2008, revenues decreased due to our exit from the manufacturing and distribution of solar panels business.  The revenue recognized in the three and nine months ended February 28, 2009 primarily related to us submitting our rebate claims to state agencies and recognizing the associated deferred revenue from prior period shipments.

The Future.  In the near term, we expect that revenues will continue to decrease as we collect our remaining rebate claims.  In the longer term, we believe revenues will start to increase as we begin collecting royalties from our licensing agreements and begin to receive revenue from Solar Communities installations.

	For the three months ended			For the nine months ended
	February 28, 2009	February 29, 2008	Difference	February 28, 2009	February 29, 2008	Difference
Cost of Sales	$1,414	$4,438	$(3,024)	$5,452	$9,664	$(4,212)

Cost of sales relates to the expenses associated with manufacturing our products. These expenses include materials, labor, and various overhead costs and inventory impairment charges.  During the three and nine months ended February 28, 2009 as compared to the same periods in 2008, cost of sales decreased due to our exit from the manufacturing and distribution of solar panels business.  The cost of sales recognized in the three and nine months ended February 28, 2009 primarily related to us submitting our rebate claims to state agencies and recognizing the associated deferred cost of sales and in the nine months ended February 28, 2009, the write down of our remaining inventory.

The Future.  We expect that cost of sales will continue to decrease as we collect our remaining rebate claims.  After we have collected our remaining rebate claims we do not expect to have material cost of sales due to our exit from the manufacturing of solar panels.

	For the three months ended			For the nine months ended
	February 28, 2009	February 29, 2008	Difference	February 28, 2009	February 29, 2008	Difference
Selling, General and Administrative	$2,605	$4,663	$(2,058)	$12,218	$14,653	$(2,435)

Selling, general and administrative (SG&A) expenses relate to the costs associated with promoting and selling our products and the administrative costs required to support our operations and the financial reporting requirements of a public company. During the three and nine months ended February 28, 2009 as compared to the same periods in 2008 SG&A expenses decrease primarily due to the shift in business strategy from manufacturing to licensing and working to reduce our administrative costs by eliminating certain personnel and working to consolidate our operations into a single facility.

The Future.  We also anticipate fluctuations in our SG&A costs as we continue to consolidate our operations into a single facility and implement our sales and marketing efforts in the Solar Communities program.

	For the three months ended			For the nine months ended
	February 28, 2009	February 29, 2008	Difference	February 28, 2009	February 29, 2008	Difference
Research and development	$261	$58	$203	$319	$223	$96

Research and development relates to the expenses associated with our efforts to develop and test products for commercialization and licensing.  During the three and nine months ended February 28, 2009 as compared to the same periods in 2008, research and development increased due to our efforts to improve the design and test the next version of SolarSave® Tiles and SolarSave® Membrane products.

The future.  We expect research and development expenses to continue to increase as we focus on a product licensing model.
Future research and development efforts will be focused on a suite of asphalt shingle products and other opportunities to create intellectual property.

	For the three months ended			For the nine months ended
	February 28, 2009	February 29, 2008	Difference	February 28, 2009	February 29, 2008	Difference
Restructuring cost	$-	$722	$(722)	$-	$722	$(722)

In the three and nine months ended February 29, 2008 we adopted a plan to shut down the manufacturing operations at our Aurora, Ontario facility in Canada.  There was no comparable expense in the three and nine months ended February 28, 2009.

 Other Expense

	For the three months ended			For the nine months ended
	February 28, 2009	February 29, 2008	Difference	February 28, 2009	February 29, 2008	Difference
Interest income	$11	$156	$(145)	$18	$294	$(276)
Interest expense	(2,127)	(2,704)	577	(25,638)	(10,804)	(14,834)
Other income (expense)	431	168	263	322	214	108
Gain (loss) on foreign currency translation	6	—	6	8	(69)	77

Total	$(1,679)	$(2,380)	$701	$(25,290)	$(10,365)	$(14,925)

Interest expense is primarily composed of non-cash charges associated with our convertible note financing and the associated warrants.  In the nine months ending February 28, 2009 as compared to the same period in 2008, interest expense increased due to the increase in fair value of warrants as a result of the reset of warrant exercise prices impacted and increase shares subject to warrants by ratchet provisions in the instruments governing our outstanding convertible debentures and warrants triggered by the September 2008 Warrant Agreement.  The decrease in interest expense in the three months ended February 28, 2009 as compared to the same period in 2008 is due to a redemption payment for a series of secured convertible debentures in the three months ended February 29, 2008.

Liquidity and capital resources

Short-term and long-term liquidity

At February 28, 2009, we had cash and cash equivalents of approximately $0.9 million. We will need to raise additional funds through financing transactions in order to continue to support our planned operations beyond May 31, 2009. Without access to this financing, on terms acceptable to us, we may have to curtail or cease operations and product development which would materially alter our current business strategy.

The following is a summary of our key liquidity measures as of February 29, 2009 and May 31, 2008 (in thousands):

	February 28, 2009	May 31, 2008	Difference
Cash and cash equivalents	$870	$327	$543

Current assets	$2,388	$9,366	$(6,978)
Current liabilities	(10,449)	(14,162)	3,713

Working capital deficit	$(8,061)	$(4,796)	$(3,265)

Our cash and cash equivalents increased by approximately $543,000, while our working capital decreased by $3.3 million, at February 28, 2009 as compared to May 31, 2008.  Going forward, with our exit from manufacturing into a business model that requires less working capital, we believe we can use less cash and work to achieve cash flow break even.

We have financed our operations primarily by:

●	Issuing warrants to acquire our common stock

●	Issuing convertible debt

●	Generating revenues from product sales and processing California State solar rebates

Cash used in operating, investing and financing activities for the nine months ended February 28, 2009 and February 29, 2008 is as follows (in thousands):

	February 28, 2009	February 29, 2008
Net cash used in operating activities	$(4,046)	$(13,169)
Net cash provided by (used in) investing activities	47	(76)
Net cash provided by financing activities	4,542	16,798

Operating activities

Net cash used in operating activities for the nine months ended February 28, 2009 and February 29, 2008 primarily related to our net losses and changes in working capital.  The decrease in cash used in operating activities in the nine months ending Feburary 28, 2009 as compared to the same period of 2008 primarily related to cost savings from the exit of the manufacturing of solar panels, reducing headcount and tightly controlling expenditures.

Financing activities

Due to our negative cash flows from operations, we remain dependent on equity, debt or other sources of financing to fund our operations.  We continue to seek financing to continue our operations until we receive sufficient revenue from operations to become cash flow positive.

Solar Communities

We recently launched our Solar Communities program in San Diego, California, with an initial focus on single family homes.  We expect to generate development fee revenues upon the closing of each installation, as well as long-term revenues from the sale of power to the applicable homeowners pursuant to long-term power purchase agreements.  In addition, to the extent our tile products are utilized in installations, we will realize additional royalty revenues.  We will need to secure project financing for our Solar Communities program prior to realizing any of these fees and revenues, and such financing has become extremely limited for solar and other renewable energy projects with structures and characteristics similar to Solar Communities.  There can be no assurance that we will successfully secure such needed financing.

Historical Financing

In September 2007, we issued a convertible note (“September 2007 Note”), to The Quercus Trust, with a principal amount of $20.0 million and a warrant to acquire up to 40.0 million shares of common stock.  Initially the September 2007 Note was convertible at the option of the holders into common stock at a price of $0.50 per share.  The maturity date of the September 2007 Note is on September 19, 2010 and interest accrues at a rate of 6.0% per annum payable quarterly in arrears.  We do not have the right to prepay the September 2007 Note without penalty prior to September 19, 2010.  The accrued interest is payable on January 1, April 1, July 1 and October 1 of each year of the agreement.  The warrants had an exercise price of $0.506 per share and expire in September 2014.  As prescribed by EITF 98-05 and EITF 00-27 in connection with the September 2007 Note we recorded a debt discount of $16.9 million calculated at an effective interest rate of approximately 64%.

In connection with the September 2007 Note we issued separate warrants to purchase 1.6 million shares of our common stock at $0.50 per share, expiring September 2014, to the placement agents.

We did not make the interest payments required by the September 2007 Note that were due on October 1, 2007, January 1, 2008 and April 1, 2008.  In April 2008, we entered into an agreement (see the April 2008 Note discussion below) that modified the terms of the September 2007 Note agreement.  In lieu of accrued and unpaid interest owed to the holder’s our September 2007 Note, we issued warrants expiring in April 2015 to acquire a total of 3,003,390 shares of our common stock with an exercise price of $0.506.

The September 2007 Note agreement restricted us from declaring or paying any cash dividends or distributions from our capital stock while the September 2007 Note was outstanding without the prior written consent of the holders.  In addition, we provided the holders of the September 2007 Note various anti-dilution protections and other provisions that allowed us to issue shares of our common stock that are not registered pursuant to the Securities Act of 1933, as amended, in lieu of cash interest payments on the September 2007 Note.

In September 2008, we modified the terms of the September 2007 Note (see September 2008 Warrant Agreements below).

In December 2007, we issued convertible notes (“December 2007 Note”) with a principal amount of $1.0 million and warrants to acquire up to 2.0 million shares of common stock. Initially the December 2007 Note was convertible at the option of the holders into common stock at a price of $0.506 per share.  The maturity date of the September 2007 Note is December 7, 2010 and accrued interest at 6.0% per annum payable quarterly in arrears.  We did not have the right to prepay the December 2007 Note without penalty prior to December 7, 2010.  The accrued interest is payable on January 1, April 1, July 1 and October 1 of each year of the agreement.  The warrants had an exercise price of $0.506 per share and expire in December 2014.

In February 2009, $500,000 of the December 2007 Note and accrued interest was converted into 5,747,126 shares of our common stock.

April 2008 Note – Related Party

In April 2008, we entered into a loan and security agreement pursuant to which we issued a promissory note for a loan of up to $3,500,000.  In this report, we refer to that loan and security agreement as the “Loan Agreement” and the note issued thereunder as the “April 2008 Debt”.  Pursuant to the Loan Agreement, we may borrow an amount equal to the lesser of 50% of our combined inventory, accounts receivable and cash balances, and 100% of our qualified accounts receivable (the “Borrowing Base”), up to a maximum of $3,500,000.  As of the date of this report, we have borrowed all $3,500,000.

Interest on the April 30, 2008 Note is payable in advance in warrants to acquire shares of our common stock at an exercise price of $0.506 per share.  We issued a total of 1,389,096 warrants based on the funding of the entire $3.5 million commitment in lieu of paying cash interest, as provided by the 4/30/08 Note.  The warrants have a seven-year term.  We issued 615,171 warrants, valued at approximately $139,500, on April 30, 2008 upon the receipt of the $1,550,000 described above.  On June 3 and June 10, 2008, we issued a total of 773,925 warrants, valued at approximately $175,500, based on the receipt of the additional $1,950,000 of funding pursuant to the April 30, Note.

The April 2008 Note is secured by a first priority security interest in all of our inventory, accounts receivable and money and deposit accounts.  If any event of default occurs under the Loan Agreement, the lender may:

●	declare null and void its obligation to make any additional advances under the April 30 Note;

●	require us to immediately repay the April 2008 Note in full;

●	foreclose on the collateral; and

●	assert all other rights and remedies of a lender under applicable law.

Until we entered into the September 2008 Warrant Agreement, we were required to make partial prepayments on the April 2008 Note upon receipt of any rebates included in the accounts receivable portion of the collateral, and upon determination that the Borrowing Base is not satisfied at specified intervals during the term of the April 2008 Note.  Through February 28, 2009, we borrowed a total of $3,500,000 under this facility and we made partial prepayments totaling $283,000.

In March 2009, we received a waiver of our requirement to repay a portion of the outstanding balance under the April 2008 Note upon failure to satisfy the Borrowing Base requirements through March 20, 2009.  In March 2009 we received a waiver of our requirement to repay a portion of the outstanding balance under the April 2008 Note through April 15, 2009 after which the existing terms of the agreement apply.  In April 2009 we received another waiver of our requirement to repay a portion of the outstanding balance under the April 2008 Note through April 30, 2009 after which the existing terms of the agreement apply.

The terms of April 2008 Note were modified by the September 2008 Warrant Agreement - Related Party (see below).

September 2008 Warrant Agreement – Related Party

In September 2008, we entered into an agreement, with Quercus Trust, to issue 235.0 million warrants to acquire shares of our common stock at a purchase price of $0.02 per warrant (“September 2008 Warrant Agreement”) and we received approximately $4.2 million in net proceeds.  These warrants had an exercise price of $0.067 per share, are exercisable through September 2015 and are subject to anti-dilution protections.  The September 2008 Warrant Agreement required us to pay the holders of the September 2008 Note $300,000 for accrued interest and a restructuring fee of $200,000 for the modification of the April 2008 Note.

We incurred $294,000 in fees and expenses related to the issuance of the September 2008 Warrant Agreement and issued 8.4 million warrants for our common stock priced at $0.087, expiring between September and October 2013, to the investment bankers for services rendered.

Effect of anti-dilution provisions in previously issued warrants and debentures

The issuance of the warrants pursuant to the September 2008 Warrant Agreement it reset the exercise and conversion prices of the warrants and convertible debentures issued in our September 2007 Note, December 2008 Note and April 2008 Note to $0.087 per share.  In addition, we were required to increase the number of shares of common stock issuable upon exercise and conversion of such securities.  The number of shares of common stock underlying outstanding convertible debentures increased from approximately 42.0 million to 241.4 million in the aggregate.  The number of shares of common stock underlying outstanding warrants exercisable for common stock increased from approximately 76.0 million to 676.5 million in the aggregate.

Modification of the September 2007 Note

The September 2008 Warrant Agreement amended the provisions of the September 2007 Note to lower the conversion price from $0.50 to $0.087 per share and to allow future interest payments in the form of warrants for our common stock with an exercise price of $0.087 per share, exercisable through September 2015 and subject to anti-dilution protections.  In addition, the September 2008 Warrant Agreement provided additional protective covenants to the holder of the September 2007 Note and required the granting of voting rights to the holders of the September 2007 Note subject to the approval by our stockholders through an amendment to the articles of incorporation.  In March 2009 we received a waiver of our requirement to grant voting rights through April 15, 2009.  In April 2009 we received another waiver of our requirement to grant voting rights through April 30, 2009 after which the existing terms of the September 2008 Warrant Agreement apply.

As a result of the September 2008 Warrant Agreement and the corresponding reduction in conversion price from $0.506 to $0.087, we recorded an additional note discount of approximately $3.1 million related to the increase in intrinsic value of the beneficial conversion feature raising the effective interest rate to 106%.  In addition, we recognized interest expense of approximately $11.0 million related to the increase in the fair value of the detachable warrants due to the modification of terms described above.  As of February 28, 2009 the September 2008 Note was convertible into approximately 229.8 million shares of common stock, exclusive of accrued interest of $190,000. In addition, we provided the holders of the September 2007 Note various anti-dilution protections and other provisions that;

●
allowed us to issue warrants to acquire shares of common stock, in lieu of cash interest payments for the September 2007 Note, with an exercise price per share equal to the greater of $0.506 per share or 5-day the weighted average price per share of our common stock; and

●	waived any prior defaults or triggering events caused by our previous failure to pay interest when due upon the issuance of warrants in lieu of such accrued interest.

Modification of the December 2007 Note:

The September 2008 Warrant Agreement amended the December 2008 Note to lower the conversion price from $0.50 to $0.087 per share and to allow future interest payments in the form of warrants for our common stock with an exercise price of $0.087, exercisable through September 2011 and subject to anti-dilution protections.

As a result of the September 2008 Warrant Agreement and the corresponding reduction in the conversion price from $.506 to $0.087, we recorded an additional debt discount of $512,000 related to the increase in intrinsic value of the beneficial conversion feature, raising the effective interest rate to 111%.   In addition, we recognized interest expense of approximately $552,000 related to the increase in the fair value of the detachable warrants due to the modification of terms described above.  As of February 28, 2009 the December 2007 Note was convertible into approximately 5.7 million shares of common stock, exclusive of accrued interest of $8,000

            Modification of the April 2008 Note:

The September 2008 Warrant Agreement amended the April 2008 Note to extend the maturity date to March 30, 2009, reduce the Borrowing Base to 100% of the outstanding loan amount, and eliminated the requirement that we make prepayments of the secured loan with the proceeds of California State solar rebates we receive.  In addition, the exercise price of the warrants issued in connection with the April 2008 Note was reduced to $0.087 per share.  We paid $200,000 in fees to the holder of the April 2008 Note for the modification of the terms and recorded a debt discount of $257,000 as a result of imputed interest.  We recorded no gain or loss from this transaction and the fee paid was expensed in the period as prescribed by SFAS 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings”.

Additional Financing Required in the Remainder of fiscal year 2009

We will require additional financing in order to complete our stated plan of operations beyond May 31, 2009. There can be no assurance, however, that such financing will be available or, if it is available, that we will be able to structure such financing on terms acceptable to us and that it will be sufficient to fund our cash requirements until we can reach a level of profitable operations and positive cash flows. If we are unable to obtain the financing necessary to support our operations, we will be unable to continue as a going concern. Our financial statements assume our Company is a going concern.

Our independent registered public accounting firm has included an explanatory paragraph in its report on our May 31, 2008 financial statements related to the uncertainty in our ability to continue as a going concern.

While we believe that we will be successful in generating additional working capital through a combination of financing through, the issuance corporate equity, debt, royalty revenue, project development fees for Solar Communities, if we are unsuccessful in obtaining additional cash flows from any of these sources, we may need to defer, reduce or eliminate certain planned expenditures. There can be no assurance that we will be able to obtain any sources of financing on acceptable terms, or at all. The trading price of our shares of common stock, a downturn in the United States stock and debt markets, and the existence of, and covenants in our indebtedness will make it more difficult to obtain financing through the issuance of equity or debt securities. Any additional equity financing will be dilutive to our stockholders, and debt financing, if available, may include additional restrictive covenants and require significant additional collateral. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations. If we are not able to defer, reduce or eliminate our expenditures, secure additional sources of revenue or otherwise secure additional funding, we will need to restructure or significantly curtail our operations, file for bankruptcy or cease operations.

Off Balance Sheet Arrangements

We have no significant contractual obligations not fully recorded on our Consolidated Balance Sheets or fully disclosed in the Notes to our Consolidated Financial Statements. We have no off-balance sheet arrangements as defined in S-K 303(a)(4)(ii).

Related party transactions

Due from related parties

The $397,000 due from related parties as of May 31, 2008 consisted of amounts owed by certain officers and other employees for income tax withholdings in connection with restricted stock grants.  As of February 28, 2009, amounts previously owed by the officers had been repaid, and the remaining balance due from one employee was converted into a note receivable.  In the quarter ended February of 2009, we created an allowance against the full amount owed to the Company pursuant to this note as we determined it is unlikely that we will collect this amount from the employee in the future.

Mr. Saltman’s employment agreement

 In August 2005, we entered into an employment agreement with Mr. Saltman pursuant to which he was appointed our president and chief executive officer.  The term of the employment agreement was from September 15, 2005 to September 30, 2008.  Pursuant to the terms of the employment agreement, we agreed to pay Mr. Saltman an annual base salary of $250,000 plus annual bonuses based upon the Company’s financial achievements as determined by our board of directors.  The employment agreement provided for Mr. Saltman to receive certain fringe benefits, an automobile allowance and reasonable office support services.  Pursuant to the employment agreement we issued approximately 8.3 million restricted shares of common stock to Mr. Saltman with approximately 686,000 shares scheduled to vest quarterly over a three-year period commencing December 31, 2005.

In January 2007, we amended Mr. Saltman’s employment agreement to provide that all shares that were scheduled to vest on March 31, 2007, June 30, 2007, September 30, 2007 and December 31, 2007, would instead vest ratably on March 31, 2008, June 30, 2008, and September 30, 2008, respectively.

In March 2008, we amended Mr. Saltman’s employment agreement to provide that all restricted shares granted to Mr. Saltman that were scheduled to vest on March 31, 2008 would vest on April 20, 2008.

In April 2008, we amended Mr. Saltman’s employment agreement to provide that all restricted shares granted to Mr. Saltman that were scheduled to vest on April 20, 2008, June 30, 2008 and September 30, 2008 would vest on May 20, 2009, August 20, 2009, and November 20, 2009, respectively.

 In September 2008, we entered into an agreement with Mr. Saltman pursuant to which he tendered his resignation, effective October 31, 2008.  Under the terms of the agreement we agreed to pay $113,000 to the appropriate taxing authorities in November 2008 on behalf of Mr. Saltman in satisfaction of withholding liabilities he incurred in connection with previous restricted stock grants and a tax “gross up” payment to Mr. Saltman of $53,000.

In addition, we also accelerated the vesting of his 3.0 million options to purchase our common stock and to make such options exercisable through March 31, 2010 at an exercise price of $0.067.  In addition, we agreed to grant Mr. Saltman the option to purchase up to 500,000 shares of our common stock at an exercise price of $0.067 per share.   We recorded $383,000 in stock based compensation for the modification of these options.

Debt agreements

We determined that The Quercus Trust had gained a significant influence and level of control of us that under  Statement of Financial Accounting Standards (“SFAS”) No. 57, "Related Party Disclosures" the September 2007 Note, April 2008 Note and the September 2008 Warrant Agreement are considered related party transactions.

 Critical Accounting Policies and Estimates

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

Revenue Recognition

We generate revenue through product sales from third parties. We recognize revenue only after all of the following criteria are met: i) there is persuasive evidence of an arrangement, ii) delivery has occurred or services have been rendered, iii) the price is fixed and determinable, iv) collectability is reasonably assured, and v) both the title and the risks and rewards of ownership are transferred to a third party. In addition, we apply the prescribed methodology in EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” (“EITF 00-21”) to evaluate revenue arrangements to determine if it involves more than one deliverable and, if so, how the arrangement’s consideration should be measured and allocated to revenue.

Product sales

We historically sold our commercial products under various sales programs.  We do not perform any installation of solar products.  Revenue from product sales is recognized when we receive a purchase order, have shipped the product and title has passed to the customer (f.o.b. shipping point in the United States or Delivery Duty Paid at the customer’s site) and collection is reasonably assured. In transactions where a right-of-return exists, we defer revenue recognition until the customer has accepted the product and the right-of-return period has lapsed.

We historically sold and installed certain water monitoring systems and recognized the subscription revenue consistent with the requirements of AICPA Statement of Position (SOP) 97-2, “Software Revenue Recognition”.  We do not expect any material water monitoring revenue in the future as we sold these assets in the quarter ended February 28, 2009.

Deferred Revenue and Deferred Charges - Sales Subject to State Rebates

We historically recorded deferred revenue in connection with sales to customers of solar products that qualify for state rebates assigned to us by the end users.  We invoice our distributors net of the anticipated end users rebate and we assume the responsibility for collection of the rebate.  This rebate process involves accumulating and submitting information to state agencies in order for them to approve the rebate.  Due to the uncertainty relating to the collection of the rebates, we defer revenue recognition of any state rebate revenue and record it as deferred revenue.  After the rebate claim has been reviewed and submitted to the appropriate state agency, we then recognize the deferred revenue and the associated deferred costs.  Cost of sales related to revenue that has been deferred in connection with rebate collection process is recorded as deferred charges in the balance sheet as a current asset.

Accounts Receivable

We regularly evaluate the collectability of our accounts receivable. An allowance for doubtful accounts is maintained for estimated credit losses, and such losses have been minimal and within management’s expectations. When estimating credit losses, we consider a number of factors including the aging of a customer’s account, creditworthiness of specific customers, historical trends and other information. Accounts receivable consist of trade receivables and amounts due from state agencies or utilities for rebates on state-approved solar systems installed. These rebate amounts are passed on to the customer at the time the customer is billed and the rebate is assigned to us. Generally, state agencies or utilities can take 120 days or more to remit the rebate amounts to us.

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

Goodwill and Intangible Assets

Goodwill represents the excess of costs over fair value of assets of businesses acquired. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No.142”), goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead must be tested for impairment annually or more frequently if circumstances indicate that indicators of impairment may be present. Management assesses goodwill for impairment at the reporting unit level on an annual basis at fiscal year-end or more frequently under certain circumstances. Such circumstances include (i) significant adverse change in legal factors or in the business climate, (ii) an adverse action or assessment by a regulator, (iii) unanticipated competition, (iv) a loss of key personnel, (v) a more-likely-than-not expectation that a reporting unit or a significant portion of that unit will be sold or otherwise disposed of, and (vi) recognition of an impairment loss in a subsidiary that is a component of a reporting unit. Management must make assumptions regarding estimating the fair value of the Company reporting unit. If these estimates or related assumptions change in the future, the Company may be required to record an impairment charge.

Evaluation of Long-lived Assets

Our policy is to assess potential impairments to our long-lived assets when there is evidence that events or changes in circumstances have made recovery of the asset’s carrying value unlikely and the carrying amount on the asset exceeds the estimated undiscounted future cash flows. If such evaluation were to indicate a material impairment of these long -lived assets, such impairment would be recognized by a write down of the applicable asset to its estimated fair value under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

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

            As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2009, the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that certain material weaknesses as described below existed in our internal controls over financial reporting. As a result of these material weaknesses, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of February 28, 2009.

 Identified Material Weaknesses

            A material weakness is a deficiency, or a combination of deficiencies, in disclosure controls and procedures, such that there is reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management’s assessment of internal control over financial reporting included in our Annual report on Form 10K for the year ended May 31, 2008 indicated that the Company’s internal control over financial reporting was not effective due to the following identified material weaknesses:

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

Management’s Remediation Initiatives

We are in the process of attempting to remediate the above noted material weaknesses, but that remediation was not complete as of February 28, 2009 due to financial constraints on the Company’s remaining working capital.

As of February 28, 2009, we were in the process of establishing a timetable for completion of the design, implementation and testing of internal controls and procedures.  Our plans to remediate the identified material weaknesses include: developing action plans to complete the implementation of internal controls necessary to correct each such weakness; assessing the need to take additional actions including, but not limited, to the following: evaluate accounting and control systems to identify opportunities for enhanced controls;  recruit and hire additional staff to provide greater segregation of duties;  evaluate the need for other employee changes; expand executive management’s ongoing communications regarding the importance of adherence to internal controls and company policies; and evaluate such other actions as our advisors may recommend.

We believe that our annual statements issued to-date are materially correct.

Changes in Internal Control over Financial Reporting

During the quarter ended February 28, 2009, we hired a controller to implement our remediation plans for the remainder of the fiscal year. We made no changes during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

We need to raise additional funds to support our near term and long term business operations.  Depending on our method of raising funds, now and in the future, your shares may be diluted.
We expect to continue to need significant sources of cash to fund our operations during fiscal 2009.  Thus, additional equity or debt financing will need to be raised in the near future to implement our business strategy.  Both the traditional financing markets and the tax equity market (which is critical to support our Solar Communities program) are currently very limited and securing needed financing may not be possible on acceptable or any terms.If we raise additional funds by selling additional shares of our capital stock, or securities convertible into or exercisable for shares of our capital stock, the ownership interest of our stockholders may be diluted.  It is likely that any financing will result in substantial dilution to our existing stockholders.

Our auditors have expressed substantial doubt regarding our ability to continue as a going concern.

            As of the date of our most recent audit, which included the fiscal years ended May 31, 2008 and May 31, 2007, we had not generated sufficient revenues to meet our cash flow needs.  As a result, our auditors have expressed substantial doubt about our ability to continue as a going concern.  Although we have generated revenue, we are still operating at a net loss, and may continue to incur losses for a period of time.  We incurred net losses of $38.8 million for the nine months ended February 28, 2009.  We cannot assure you that we will be able to obtain sufficient funds from our operating or financing activities to support our continued operations.  If we cannot continue as a going concern, we may need to substantially revise our business plan or cease operations, which may reduce or negate the value of your investment.

 There are a large number of shares underlying our convertible debentures and warrants that may be available for future sale.  Our existing stockholders may experience immediate and substantial dilution resulting from the issuance of these shares and the sale of these shares may depress the future market price of our common stock.

We have approximately 692.3 million warrants and debentures  outstanding as of February 28, 2009.  The number of shares of common stock issuable upon conversion or exercise of the foregoing securities may increase if we issue shares of common stock or securities convertible into common stock at an effective price per share less than the conversion and/or exercise prices of the foregoing securities.  If and when our outstanding debentures, notes and warrants are converted or exercised for shares of our common stock, our existing stockholders will be diluted.  In addition, the sale of a significant number of such shares of common stock may depress the market price of our common stock.

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

If we are not able to provide voting rights for the holders of our Series B Convertible Notes by April 30, 2009, such holders of may be entitled to require us to redeem all or any portion of such notes.

Under the terms of the September 2008 Warrant Agreement and a subsequent waiver we entered into with The Quercus Trust, we are required to amend our articles of incorporation to provide voting rights to the holders of our September 2008 Note and April 2008 Note by April 30, 2009.  At our annual stockholders meeting held in January 2009, we submitted a proposal to our stockholders to approve an amendment to our articles of incorporation to provide for such voting rights. Our stockholders did not approve that proposal.  We may seek to obtain such amendment at a later date, but if we are not successful, the holders of our September 2008 Note and December 2008 note may be entitled to require us to redeem all or any portion of such notes.  We may negotiate with The Quercus Trust to waive the voting right requirement, but we can give no assurance that we will be successful in this regard or that such waiver will be available on favorable terms.

The success of our business depends on the continuing contributions of key personnel who may terminate their employment with us at any time, and we will need to hire additional qualified personnel.

 We rely heavily on the services of our management personnel. Loss of the services of any of such individuals could adversely impact our operations. In addition, we believe our technical personnel represent a significant asset and provide us with a competitive advantage over many of our competitors and that our future success will depend upon our ability to retain these key employees and our ability to attract and retain other skilled financial, engineering, technical and managerial personnel. Our key personnel and other employees may voluntarily terminate their employment at any time.  A significant portion of the options granted to management will only vest upon the achievement by the company of specified milestones and the failure to achieve such milestones could contribute to the loss of key employees. We do not currently maintain any “key man” life insurance with respect to any of such individuals.

Our industry is highly competitive and fragmented, is subject to rapid change and has low barriers to entry. We may in the future compete for potential customers with solar system installers and servicers, electricians, utilities and other providers of solar power equipment or electric power. Some of these competitors may have significantly greater financial, technical and marketing resources and greater name recognition than we have.

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

The solar power industry (and the alternative energy industry, in general) is subject to technological change as competitors seek to identify more efficient, stable and cost effective methods to generate energy. Our future success will depend on our ability to appropriately respond to changing technologies and changes in function of products and quality. If we adopt products and technologies that are not attractive to consumers, we may not be successful in capturing or retaining a significant share of our market. In addition, some new technologies are relatively untested and unperfected and may not perform as expected or as desired, in which event our adoption of such products or technologies may cause us to lose money in extended development costs or warranty claims.  In the past we have incurred substantial warranty claims on the introduction of new products including our original SolarSave ®  Tile and Membrane products.

 A drop in the retail price of conventional energy or non-solar alternative energy sources may negatively impact our results of operations.

            We believe that a customer’s decision to purchase or install solar power capabilities is primarily driven by the cost and return on investment resulting from solar power systems. Fluctuations in economic and market conditions that impact the prices of conventional and non-solar alternative energy sources, such as decreases in the prices of oil and other fossil fuels, could cause the demand for solar power systems to decline, which would have a negative impact on our results of operations. Changes in utility electric rates or net metering policies could also have a negative effect on our business.

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

None

Item 3.     DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The following proposals were approved at our 2008 Annual Meeting of Stockholders held on December 22, 2008:

1.	Election of Directors:

NOMINEE	For	Against	Withheld
David Anthony	73,406,663		4,544,175
Joseph Bartlett	73,411,553		4,539,285
David A. Field	73,339,383		4,611,455
Tom Naylor	73,365,869		4,584,969
Kenneth F. Potashner	73,374,423		4,576,415

The aforesaid nominees have been elected as Directors for the term set forth in the proxy statement.

2.	Amendment to our articles of incorporation to increase the number of authorized shares of our common stock from 1,125,000,000 to 3,000,000,000:

Votes

For	64,744,743
Against	12,529,697
Abstain	676,398

3.
Amendment to our articles of incorporation to effect a 50 for 1 reverse split of our common stock to be effected, if at all, at the sole discretion of our board of directors within one year from the date of the annual meeting received:

Votes

For	63,778,186
Against	13,317,126
Abstain	855,526

4.	Amendments to the Company’s 2006 Equity Incentive plan.

Votes

For	41,109,414
Against	6,378,059
Abstain	775,607

The following proposal was not approved at our 2008 Annual Meeting of Stockholders held on December 22, 2008, as approval required a majority vote of issued shares of common stock:

1.
Amendment to our articles of incorporation to give the holders of our series B convertible notes voting rights. The amendment required a majority of the issued shares of common stock entitled to vote in order to pass.

Votes

For	42,467,004
Against	4,473,107
Abstain	1,322,969

Item 5.    OTHER INFORMATION.

The Staff of the Securities and Exchange Commission (the “SEC”) has reviewed and issued comments pertaining to our Form 10-K for the fiscal year ended May 31, 2008 and our Form 10-Q for the three and six-month periods ended November 30, 2008. As of the date of this filing, there were unresolved comments related to our reporting requirements related to certain contingent liabilities, goodwill and our treatment of stock based compensation in the quarter ending November 30, 2008.

On April 14, 2008, based upon our review of our accounting treatment for certain restricted stock and stock option modification transactions recorded during the quarter ended November 30, 2008, we determined that these transactions were incorrectly accounted for under SFAS 123R “Share-Base Payment.”  Under the treatment prescribed in SFAS 123R we understated our non-cash stock compensation recorded in Selling, General and Administrative by $10.7 million in our 2nd quarter of fiscal year 2009 financial statements filed in our Form 10-Q for the three and six months ended November 30, 2008.  We intend to restate our consolidated financial statements for the three and six months ended November 30, 2008 to correct such errors and until such correction is implemented, such financial statements should not be relied upon. See note 2 in the Condensed Consolidated Financial Statements included in item 1 herein for a summary of the impact of this adjustment of our previously filed quarterly financial information.

Although we believe our pending response and restatement made to our historical financial statements in our future filing of an amended 2nd quarter 10-Q will address the comments raised by the SEC, as of the date of this filing the comments are still unresolved.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED SOLAR CORPORATION

/s/ Aidan H. Shields
Date: April 20, 2009	Aidan H. Shields, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification pursuant to 18 U.S.C. § 1350 by Chief Executive Officer
32.2*	Certification pursuant to 18 U.S.C. § 1350 by Chief Financial Officer
____________________
*	Filed herewith.